Form 10-Q
period 1993-12-31
SCIENTIFIC ATLANTA INC
filed 1994-02-11
CIK 87777

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1993

                                      OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT of 1934

For the transition period from                     to
                               --------------------   -------------------

Commission file number 1-5517


                            SCIENTIFIC-ATLANTA, INC.
             (Exact name of Registrant as specified in its charter)


                 GEORGIA                                     58-0612397
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

    ONE TECHNOLOGY PARKWAY, SOUTH
         NORCROSS, GEORGIA                                   30092-2967
(Address of principal executive offices)                     (Zip Code)


                                  404-903-5000
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X       No
                                                       ---         ---

        As of January 28, 1994, Scientific-Atlanta, Inc. had outstanding 37,529,020 shares of common stock.

                                   1 OF 10

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              Three Months Ended                Six Months Ended
                                                         ---------------------------       -------------------------
                                                         December 31,     January 1,       December 31,    January 1,
                                                            1993           1993               1993            1993
                                                         ------------    -----------      -------------   -----------
SALES                                                    $  178,033      $  186,647       $  348,325      $   357,847
                                                         ----------      ----------       ----------      -----------
COSTS AND EXPENSES
   Cost of sales                                            124,795         142,570          245,495          265,759
   Sales and administrative                                  28,770          28,128           56,279           53,858
   Research and development                                  14,488          15,225           26,778           29,234
   Interest expense                                             416             227              668              411
   Interest (income)                                           (756)           (884)          (1,597)          (1,621)
   Other (income) expense, net                               17,057            (519)          16,924             (747)
                                                         ----------      -----------       ---------      -----------
   Total costs and expenses                                 184,770         184,747          344,547          346,894
                                                         ----------      -----------       ----------     -----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
   ACCOUNTING CHANGES                                        (6,737)          1,900            3,778           10,953

PROVISION FOR INCOME TAXES
   Current                                                   (1,232)            492            2,920            3,370
   Deferred                                                    (924)            (17)          (1,711)            (632)
                                                         ----------       ---------        ---------       ----------
EARNINGS (LOSS) BEFORE ACCOUNTING CHANGES                    (4,581)          1,425            2,569            8,215

   Cumulative effect of changes for postretirement
   benefits, postemployment benefits and income taxes          --               --               --            (4,700)

NET EARNINGS (LOSS)                                      $   (4,581)     $    1,425       $    2,569      $     3,515
                                                         ==========      ==========       ==========      ===========
EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE
   PRIMARY
         Before accounting changes                       $    (0.12)     $     0.04       $     0.07      $      0.23
         Accounting changes                                    --              --                --             (0.13)
                                                         ----------      ----------       ----------      -----------
         Net earnings (loss)                             $    (0.12)     $     0.04       $     0.07      $      0.10
                                                         ==========      ==========       ==========      ===========
  FULLY DILUTED                                          $    (0.12)     $     0.04       $     0.07      $      0.10
                                                         ==========      ==========       ==========      ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
  PRIMARY                                                    38,598          37,182           38,583           36,898
                                                         ----------      ==========       ==========     ============
  FULLY DILUTED                                              38,598          37,350           38,613           37,028
                                                         ==========      ==========       ==========     ============
DIVIDENDS PER SHARE PAID                                 $     0.03      $     0.03       $     0.06      $  0.05 2/3
                                                         ==========      ==========       ==========      ===========


                             SEE ACCOMPANYING NOTES

                                   2 0F 10

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION



                                                                         In Thousands
                                                                  --------------------------
                                                                  December 31,       July 2,
                                                                     1993             1993
                                                                  ------------       -------
                                                                  (UNAUDITED)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                     $ 106,518       $  103,536
    Receivables, less allowance for doubtful
       accounts of $4,297,000 at December 31
       and $4,224,000 at July 2                                     150,469          150,851
    Inventories                                                     123,317          127,408
    Deferred income taxes and taxes recoverable                      26,557           23,919
                                                                  ---------       ----------
  TOTAL CURRENT ASSETS                                              406,861          405,714
                                                                  ---------       ----------
    PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                          3,730            3,658
       Buildings and improvements                                    26,431           26,721
       Machinery and equipment                                      102,350           92,066
                                                                  ---------       ----------
                                                                    132,511          122,445
       Less-Accumulated depreciation and amortization                56,737           50,813
                                                                  ---------       ----------
                                                                     75,774           71,632
                                                                  ---------       ----------
    COST IN EXCESS OF NET ASSETS ACQUIRED                             8,063            8,438
                                                                  ---------       ----------
    OTHER ASSETS                                                     62,909           38,426
                                                                  ---------        ----------
    TOTAL ASSETS                                                  $ 553,607       $  524,210
                                                                  =========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-term debt and current maturities of
        long-term debt                                            $   6,691       $    5,962
      Accounts payable                                               39,800           47,224
      Accrued liabilities                                           104,073           76,850
                                                                  ---------       ----------
        TOTAL CURRENT LIABILITIES                                   150,564          130,036
                                                                  ---------       ----------
    LONG-TERM DEBT, less current maturities                           1,369            1,398
                                                                  ---------       ----------
    OTHER LIABILITIES                                                42,745           39,886
    STOCKHOLDERS' EQUITY                                          ---------       ----------
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                                --               --
      Common stock, $.50 par value, authorized
        350,000,000 shares; issued 37,445,387 at December 31
        and 37,196,194 shares at July 2                              18,723           18,598
      Additional paid-in capital                                    134,683          129,072
      Retained earnings                                             204,604          204,274
      Accumulated translation adjustments                               919              946
                                                                  ---------       ----------
                                                                    358,929          352,890
                                                                  ---------       ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 553,607       $  524,210
                                                                  =========       ==========


                             SEE ACCOMPANYING NOTES

                                   3 of 10

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                   ----------------------------------
                                                                   December 31,             January 1,
                                                                      1993                     1993
                                                                   ------------             ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                   $  16,268             $   (3,416)
                                                                    ---------             -----------
INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                   (13,597)               (10,733)
         Other                                                           (909)                   214
                                                                    ---------             ----------
  Net cash used by investing activities                               (14,506)               (10,519)
                                                                    ---------             ----------
FINANCING ACTIVITIES:
         Net short-term borrowings                                        727                  2,414
         Principal payments on long-term debt                             (27)                   (25)
         Dividends paid                                                (2,239)                (2,024)
         Issuance of common stock                                       2,759                 22,113
                                                                    ---------             ----------
         Net cash provided by financing activities                      1,220                 22,478
                                                                    ---------             ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                   2,982                  8,543

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        103,536                 90,888
                                                                    ---------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 106,518             $   99,431
                                                                    =========             ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
         Interest paid                                              $     605             $      404
                                                                    =========             ==========
         Income taxes paid, net                                     $   5,087             $    5,732
                                                                    =========             ==========




                             SEE ACCOMPANYING NOTES

                                  4 of 10

 NOTES:

     A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 1993 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

     B. Earnings per share for the three and six months ended December 31, 1993 and January 1, 1993 has been computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

     C.   Inventories consist of the following:

                                                  December 31,                 July 2,
                                                     1993                       1993
                                                  ------------                ---------
          Raw materials and work-in-process        $  73,414                  $  71,780
          Finished goods                              49,903                     55,628
                                                   ---------                  ---------
          Total inventory                          $ 123,317                  $ 127,408
                                                   =========                  =========

      D. Other expense for the three and six months ended December 31, 1993 included a pre-tax charge of $17.5 million ($0.31 per share after taxes), from the settlement of securities class action litigation. Under the terms of the settlement, $14.0 million is payable to the members of the plaintiff class and the remainder is costs incurred by the company in connection with the suit.

      E. During the fourth quarter of fiscal 1993, the company adopted Financial Accounting Standards Board Statement (SFAS) No. 106 "Postretirement Benefits", No. 112 "Postemployment Benefits" and No. 109 "Accounting for Income Taxes" effective as of the first quarter of fiscal 1993. Charges of $6.7 million and $1.9 million for SFAS No. 106 and SFAS No. 112 respectively, were partially offset by a credit of $3.9 million for SFAS No. 109 resulting in one-time, after-tax charges of $4.7 million, $0.13 per share, to previously reported earnings for the six months ended January 1, 1993.


                              5 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Scientific-Atlanta had shareholders' equity of $358.9 million and cash on hand was $106.5 million at December 31, 1993. Cash generated from operating activities was used for capital expenditures. Expenditures focused on equipment for new product development and increased manufacturing capacity.
The current ratio of 2.7:1 at December 31, 1993, was down slightly from 3.1:1 at July 2, 1993 due to increases in accrued liabilities. Accrued liabilities increased due to provisions for the settlement of securities class action litigation and higher customer down payments. Payment of the litigation settlement was made after the end of the second quarter. At December 31, 1993, total debt was $8.1 million or 2 percent of total capital invested. Short-term debt consists of working capital borrowings to support the operations of foreign subsidiaries.

RESULTS OF OPERATIONS

        Sales for the quarter ended December 31, 1993 were $178.0 million, as compared to $186.6 million for the same quarter a year ago. Within the Communications sector, higher sales of cable television distribution equipment and addressable home communications terminals (converters) were offset by reduced sales due to the completion of the PrimeStar television contract, lower digital audio sales, and weakness in sales of network systems. Additionally, sales for the quarter were negatively impacted by component shortages and limited converter inventories. Sales of instrumentation equipment were flat compared to the prior year.

                          Quarter                                   Year-to-Date
                 ---------------------------                 ---------------------------
                                  % Decrease                                 % Decrease
                          % of      from                             % of      from
                 Amount   Total   Prior Year                Amount  Total    Prior Year
                 ------   -----   ----------                ------  -----    ----------
Communications   $140.7    79%     (6)%                      $275.7   79%      (3)%
Instrumentation    37.3    21%      --                         72.6   21%       --
                 ------   ----     ----                      ------  ----      ----
Consolidated     $178.0   100%     (5)%                      $348.3  100%      (3)%
                 ======   ====     ====                      ======  ====      ====

        Gross margins improved 6.3 and 3.8 percentage points over the comparable three and six month periods in the previous year. Manufacturing efficiencies and increased volumes in distribution and addressable converter products contributed to the year-to-year improvement in gross margins.
Margins in the prior year were adversely impacted by higher than anticipated launch costs associated with the company's digital video compression products.

        Research and development costs were down from the prior year due primarily to lower spending within the Instrumentation sector and the reallocation of engineering resources from research and development efforts to specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried.

        During the quarter, selling and administrative expense increased 2 percent over the prior year. Lower professional fees were partially offset by other increases in administrative expenses. During the three and six months ended December 31, 1993, sales and marketing expenses increased, reflecting costs associated with ongoing investments to support expansion into international markets and the introduction of new products.

        The company's effective income tax rate was 32 percent for fiscal 1994 compared to 25 percent for the prior year. The lower provision in fiscal 1993 reflected benefits from interest income on tax-exempt investments and benefits from international tax planning.


                                    6 of 10

  Other expense of $16.9 million for the six months ended December 31, 1993 included a one time charge related to the settlement of securities class action litigation of $17.5 million and rental income, gains from the sale of certain assets, and other miscellaneous items of $0.6 million. The litigation settlement was the only significant item in other expense during the second quarter of fiscal 1994. Other income of $0.7 million for the six months ended January 31, 1993 included net gains from investments of $0.2 million and other miscellaneous items of $1.0 million and losses from foreign currency transactions of $0.5 million. There were no significant items in other income during the second quarter of fiscal 1993.

  Net earnings, before including the effect of the one time charge for the legal settlement, were $7.3 million and $14.5 million for the three and six months ended December 31, 1993. Net earnings, before the $4.7 million charge for the cumulative effect of accounting changes, were $1.4 million and $8.2 million for the comparable periods of the prior year. Improved margins were the primary factor in the year-to-year increases.





                                   7 of 10

                          PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         Pursuant to an Order dated January 31, 1994, the United States District Court for the Northern District of Georgia approved the settlement of Henderson, et al vs. Scientific-Atlanta, Inc. (Civil Action No. 1:88 - CV - 2208 - RLV), a previously reported class action lawsuit against the Registrant alleging violations of Rule 10b-5. See the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1993. Under the terms of the settlement, the Registrant, without admitting any liability, deposited with the Court the sum of $14 million to be distributed to the members of the class in return for a full and complete release of all claims against the Registrant. The case was commenced in September, 1988.

Item 4   Submission of Matters to a Vote of Security Holders

         The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

         (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders, November 11, 1993.

         (b)     Election of directors:

                                                   Votes For        Withhold Authority
                                                   ---------        ------------------
                 Marion H. Antonini                33,822,735        187,631
                 William E. Kassling               33,831,589        178,777


                 Wilbur B. King, Mylle Bell Mangum, Alonzo L. McDonald, James F. McDonald, David J. McLaughlin,
                 James V. Napier, and Sidney Topol continue as directors.

         (c)     (i)      Selection of Arthur Andersen & Co. as independent auditors:

                          Votes For        Votes Against    Abstain
                         ----------        -------------    -------
                         38,899,242           45,179         65,945

Item 6   Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 Exhibit No.                          Description
                 -----------                          -----------
                      11                    Computation of Earnings Per Share

         (b)     No reports on Form 8-K were filed during the quarter ended December 31, 1993.


                                      8 of 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Scientific-Atlanta, Inc.
                                           ------------------------
                                                  (Registrant)


Date:  February 9, 1994                    /s/ Kenneth V. Jaeggi
       ----------------                    -------------------------
                                           Kenneth V. Jaeggi
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and duly authorized officer of the
                                           Registrant)

                             9 of 10