Form 10-Q
period 1994-04-01
SCIENTIFIC ATLANTA INC
filed 1994-05-16
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________________ TO _____________________

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
                                                        YES    X     NO
                                                             -----      -----

    AS OF APRIL 29, 1994, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 37,672,190 SHARES OF COMMON STOCK.


                                    1 of 9

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                 Three Months Ended                         Nine Months Ended
                                            ----------------------------            --------------------------------
                                              April 1,          April 2,             April 1,              April 2,
                                               1994               1993                 1994                  1993
                                            ----------         ---------            ---------             ----------
SALES                                       $  204,047         $ 184,138            $ 552,372             $  541,985
                                            ----------         ---------            ---------             ----------

COSTS AND EXPENSES
  Cost of sales                                140,660           131,200              386,155                396,959
  Sales and administrative                      29,031            28,350               85,310                 82,208
  Research and development                      17,164            15,950               43,942                 45,184
  Interest expense                                 230               206                  898                    617
  Interest (income)                               (661)             (596)              (2,258)                (2,217)
  Other (income) expense, net                      113              (202)              17,037                   (949)
                                            ----------         ---------            ---------             ----------

  Total costs and expenses                     186,537           174,908              531,084                521,802
                                            ----------         ---------            ---------             ----------

EARNINGS BEFORE INCOME TAXES
AND ACCOUNTING CHANGES                          17,510             9,230               21,288                 20,183

PROVISION FOR INCOME TAXES
  Current                                        5,999             2,368                8,919                  5,738
  Deferred                                        (396)              (60)              (2,107)                  (692)
                                            ----------         ---------            ---------             ----------

EARNINGS BEFORE
  ACCOUNTING CHANGES                            11,907             6,922               14,476                 15,137

  Cumulative effect of changes for post-
  retirement benefits, postemployment
  benefits and income taxes                         --                --                   --                 (4,700)
                                            ----------         ---------            ---------             ----------
NET EARNINGS                                $   11,907          $  6,922            $  14,476             $   10,437
                                            ==========          ========            =========             ==========

EARNINGS PER COMMON SHARE AND
COMMON EQUIVALENT SHARE
  PRIMARY
     Before accounting changes              $     0.31          $   0.18            $    0.38             $     0.41
     Accounting changes                             --                --                   --                  (0.13)
                                            ----------          --------            ---------             ----------
     Net earnings                           $     0.31          $   0.18            $    0.38             $     0.28
                                            ==========          ========            =========             ==========

  FULLY DILUTED                             $     0.31          $   0.18            $    0.38             $     0.28
                                            ==========          ========            =========             ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
  PRIMARY                                       38,560            38,061               38,568                 37,286
                                            ==========          ========            =========             ==========
  FULLY DILUTED                                 38,571            38,061               38,579                 37,372
                                            ==========          ========            =========             ==========


DIVIDENDS PER SHARE PAID                    $     0.03          $   0.03            $    0.09             $ 0.08 2/3
                                            ==========          ========            =========             ==========



                             SEE ACCOMPANYING NOTES
                                     2 of 9

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                             In Thousands
                                                              -----------------------------------------
                                                                April 1,                       July 2,
                                                                 1994                           1993
                                                              ----------                     ----------
                                                              (UNAUDITED)
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                $  104,597                     $ 103,536
     Receivables, less allowance for doubtful
       accounts of $4,231,000 at April 1
       and $4,224,000 at July 2                                  173,101                       150,851
     Inventories                                                 132,823                       127,408
     Deferred income taxes and taxes recoverable                  25,310                        23,919
                                                              ----------                     ---------
       TOTAL CURRENT ASSETS                                      435,831                       405,714
                                                              ----------                     ---------
  PROPERTY, PLANT AND EQUIPMENT, at cost
     Land and improvements                                         3,730                         3,658
     Buildings and improvements                                   27,238                        26,721
     Machinery and equipment                                     110,750                        92,066
                                                              ----------                     ---------
                                                                 141,718                       122,445
     Less Accumulated depreciation and amortization               60,607                        50,813
                                                              ----------                     ---------
                                                                  81,111                        71,632
                                                              ----------                     ---------
  COST IN EXCESS OF NET ASSETS ACQUIRED                            7,876                         8,438
                                                              ----------                     ---------
  OTHER ASSETS                                                    56,208                        38,426
                                                              ----------                     ---------

  TOTAL ASSETS                                                $  581,026                     $ 524,210
                                                              ==========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Short-term debt and current maturities of
       long-term debt                                         $    7,360                     $   5,962
     Accounts payable                                             55,106                        47,224
     Accrued liabilities                                         102,157                        76,850
                                                              ----------                     ---------
       TOTAL CURRENT LIABILITIES                                 164,623                       130,036
                                                              ----------                     ---------
  LONG-TERM DEBT, less current maturities                          1,154                         1,398
                                                              ----------                     ---------
  OTHER LIABILITIES                                               41,148                        39,886
                                                              ----------                     ---------
  STOCKHOLDERS' EQUITY
     Preferred stock, authorized 50,000,000 shares;
       no shares issued                                               --                            --
     Common stock, $0.50 par value, authorized
       350,000,000 shares; issued 37,665,422
       shares at April 1 and 37,196,194 at July 2                 18,833                        18,598
     Additional paid-in capital                                  138,982                       129,072
     Retained earnings                                           215,384                       204,274
     Accumulated translation adjustments                             902                           946
                                                              ----------                      --------
                                                                 374,101                       352,890
                                                              ----------                      --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  581,026                      $524,210
                                                              ==========                      ========


                             SEE ACCOMPANYING NOTES
                                     3 of 9

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Nine Months Ended
                                                                      -----------------
                                                                April 1,             April 2,
                                                                 1994                  1993
                                                               ---------            ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               $  15,336            $  (3,933)
                                                               ---------            ---------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                      (23,691)             (16,621)
     Proceeds from sale of property, plant and equipment             394                2,286
     Proceeds from sale of investment in ICT                      11,174                   --
     Payment for business purchased                                   --               (5,998)
     Investments in joint ventures                                (4,240)                  --
                                                               ---------            ---------
  Net cash used by investing activities                          (16,363)             (20,333)
                                                               ---------            ---------

FINANCING ACTIVITIES
     Net short-term borrowings                                     1,395                4,296
     Principal payments on long-term debt                           (241)                (239)
     Dividends paid                                               (3,366)              (3,134)
     Issuance of common stock                                      4,300               22,955
                                                               ---------            ---------
  Net cash provided by financing activities                        2,088               23,878
                                                               ---------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,061                 (388)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   103,536               90,888
                                                               ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 104,597            $  90,500
                                                               =========            =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                             $     807            $     600
                                                               =========            =========
     Income taxes paid, net                                    $   5,208            $   4,752
                                                               =========            =========

                             SEE ACCOMPANYING NOTES
                                     4 of 9

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

B. Earnings per share for the three and nine months ended April 1, 1994 and April 2, 1993 has been computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

C.   Inventories consist of the following:

                                              April 1,           July 2,
                                               1994               1993
                                          ------------        ----------
     Raw materials and work-in-process    $     94,784        $   71,780
     Finished goods                             38,039            55,628
                                          ------------        ----------
     Total Inventory                      $    132,823        $  127,408
                                          ============        ==========


D. Sales of utility load management products and measurement and control systems have been reclassified to the Communications segment from the Instrumentation segment for the quarter ended April 1, 1994. Previously reported sales for the six months ended December 31, 1993 and the three and nine months ended April 2, 1993 have been restated to reflect this reclassification.

E. Other expense for the nine months ended April 1, 1994 included a pre-tax charge of $17.5 million ($0.31 per share after taxes), from the settlement of securities class action litigation. Under the terms of the settlement, $14.0 million was paid to the members of the plaintiff class and the remainder is costs incurred by the company in connection with the suit.

F. During the fourth quarter of fiscal 1993, the company adopted Financial Accounting Standards Board Statement (SFAS) No. 106 "Postretirement Benefits", No. 112 "Postemployment Benefits" and No. 109 "Accounting for Income Taxes" effective as of the first quarter of fiscal 1993. Charges of $6.7 million and $1.9 million for SFAS No. 106 and SFAS No. 112 respectively, were partially offset by a credit of $3.9 million for SFAS No. 109 resulting in one-time, after-tax charges of $4.7 million, $0.13 per share, to previously reported earnings for the nine months ended April 2, 1993.


                                     5 of 9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Scientific-Atlanta had shareholders equity of $374.1 million and cash on hand was $104.6 million at April 1, 1994. Cash generated from operating activities and the sale of an investment in ICT was used for capital expenditures and the settlement of securities class action litigation. The current ratio of 2.6:1 at April 1, 1994, was down slightly from 3.1:1 at July 2, 1993 due primarily to an increase in accrued liabilities from higher customer downpayments. At April 1, 1994, total debt was $8.5 million or 2 percent of total capital invested. Short-term debt consists of working capital borrowings to support operations of foreign subsidiaries.

RESULTS OF OPERATIONS

         Sales for the quarter ended April 1, 1994 were $204.0 million, as compared to $184.1 million for the same quarter a year ago. Within the Communications sector, continued strong sales growth in cable television distribution equipment and addressable home communications terminals (converters) and significant improvement in sales of network systems were offset partially by reduced sales due to completion of the Prime Star television contract and lower digital audio sales. Sales of instrumentation equipment declined during the quarter due to lower sales of defense related products.

         The customer base, marketing strategies, technology to support new product development and manufacturing processes for utility load management products and measurement and control systems have recently become more closely aligned with those of the Communications segment and, accordingly, management and operations which support these products and services have been moved into the Communications segment. Sales of these products and systems have been reclassified to the Communications segment from the Instrumentation segment for the three months ended April 1, 1994. Previously reported sales for the six months ended December 31, 1993 and the three and nine months ended April 2, 1993 have been restated to reflect this reclassification. Year-to-year increases in sales of utility load management products and measurement and control systems are not material to either segment.



                                               Quarter                                  Year-to-Date
                                 -----------------------------------           -------------------------------
                                                          % Increase                                % Increase
                                                           (Decrease)                               (Decrease)
                                              % of           from                         % of         from
                                 Amount       Total       Prior Year           Amount     Total      Prior Year
                                 ------       -----       ----------           ------     ------     ----------
                              ($ Millions)

Communications                  $179.5         88%            13 %            $472.3        85 %         3 %

Instrumentation                   24.5         12%            (5)%              80.1        15 %        (3)%
                                ------        ---                             ------       ---

Consolidated                    $204.0        100%            11 %            $ 52.4       100 %         2 %
                                ======        ===                             ======       ===


                                     6 of 9

     Gross margins improved 2.4 and 3.3 percentage points over the comparable three and nine month periods in the previous year. Manufacturing efficiencies, increased volumes in distribution products and higher margins on addressable converter products contributed to the year-to-year improvement in gross margins. Margins in the prior year were adversely impacted by higher than anticipated launch costs associated with the company's digital video compression products.

     Recently the exchange rate for Japanese yen has fallen close to a post-war low. Certain material purchases are denominated in yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate changes. The company has forward exchange contracts to purchase yen to hedge its purchase commitments for a period of approximately five months.

     Research and development costs during the three months ended April 1, 1994 increased 8 percent over the prior year due to accelerated research and development activity, particularly, development of digital products. Research and development costs during the nine months ended April 1, 1994 were down from the prior year due primarily to lower spending within the instrumentation sector and the reallocation of engineering resources from research and development efforts to specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried.

     During the three and nine months ended April 1, 1994, selling and administrative expenses increased over the comparable periods of the prior year. Lower professional fees were offset by other increases in administrative expenses. Sales and marketing expenses increased, reflecting costs associated with ongoing investments to support expansion into international markets and the introduction of new products.

     Other expense of $17.0 million for the nine months ended April 1, 1994 included a one time charge related to the settlement of securities class action litigation of $17.5 million and rental income, gains from the sale of certain assets, and other miscellaneous items of $0.5 million. Other income of $0.9 million for the nine months ended April 2, 1993, included net gains from investments of $0.1 million and royalty income, rental income, and other miscellaneous items of $0.8 million. There were no significant items in other income and expense during the third quarter of fiscal 1994 or 1993.

     The company's effective tax rate was 32 percent for fiscal 1994 compared to 25 percent the prior year. The lower provision in fiscal 1993 reflected benefits from interest income on tax-exempt investments and benefits from international tax planning.

     Net earnings increased to $11.9 million for the three months ended April 1, 1994 from $6.9 million in the prior year. Net earnings for the nine months ended April 1, 1994 were $14.5 million as compared to $10.4 million in the prior year. Higher sales and improved margins were the primary factors in the year-to-year increases.





                                     7 of 9

PART II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    Exhibit No.                Description

                        11            Computation of Earnings Per Share

               (b) No reports on Form 8-K were filed during the quarter ended April 1, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCIENTIFIC-ATLANTA, INC.
                                      (Registrant)



Date:  May 12, 1994             /s/  Kenneth V. Jaeggi
       -------------            ------------------------------------------
                                Kenneth V. Jaeggi
                                Senior Vice President and Chief
                                Financial Officer (Principal Financial
                                Officer and duly authorized officer of the
                                Registrant)





                                     8 of 9