Form 10-K
period 1994-07-01
SCIENTIFIC ATLANTA INC
filed 1994-09-27
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended July 1, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    ------------

                         Commission file number 1-5517

                            SCIENTIFIC-ATLANTA, INC.
             (Exact name of Registrant as specified in its charter)

                   Georgia                                                58-0612397
(State or other jurisdiction of incorporation               (I.R.S. Employer Identification Number)
               or organization)


        One Technology Parkway, South
               Atlanta, Georgia                                           30092-2967
   (Address of principal executive offices)                               (Zip Code)


                                  404-903-5000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                                     Name of each exchange
  -------------------                                      on which registered
Common Stock, par value                                    -------------------
    $0.50 per share                                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]   No [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at September 8, 1994 was approximately $1,675,447,261.

As of September 8, 1994, the registrant had outstanding 75,687,468 shares of common stock (adjusted for the 2-for-1 stock split declared in August, 1994).

DOCUMENTS INCORPORATED BY REFERENCE:
Specified portions of the Proxy Statement for the registrant's 1994 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Scientific-Atlanta, Inc. (the "Company") designs, manufactures and markets a variety of standard and proprietary commercial electronic signal generating and receiving equipment. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

         The Company identified Communications and Instrumentation as its major business segments in prior years and provided business segment information related to sales, operating profit, assets, capital expenditures, depreciation and amortization and backlog. The customer base, marketing strategies, technology to support new product development and manufacturing processes for utility load management products and measurement and control systems have recently become more closely aligned with those of the Communications segment and, accordingly, management and operations which support these products and services were moved into the Communications segment from the Instrumentation segment.

         In addition, sales of electronic equipment such as sonar and microwave energy products, particularly sales of government and defense related products, supplied by the Instrumentation segment have recently declined. As a result, the Company now operates primarily in one business segment, Communications, providing satellite and terrestial based networks to a range of customers and applications and network management and systems integration to add value to those networks. This segment represents approximately 90 percent of consolidated sales, operating profit and identifiable assets.

         The Company has evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. The Company's products include receivers, transmitters, distribution amplifiers, modulators, demodulators, signal encoders and decoders, controllers, signal processors, set-top (home communications) terminals, digital audio terminals, fiber optic distribution equipment, and satellite earth station antennas.
These products, and integrated systems and networks using these and other products, are sold to CATV system operators, telephone companies, communications carriers, communications network operators, and multi-facility business organizations which use communications satellites for intracompany communications. Sales are also made to independent system integrators, distributors and dealers who resell to some of the above types of customers.

         The Company sells modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers, set-top terminals that enable television sets to receive all channels transmitted by system operators, and interdiction equipment which enables connections, disconnections and changes in service to be made from the headend. The Company's set-top terminals include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units. The Company manufactures equipment for transmitting compact-disc quality music programming via satellite and cable media.

         Sales of set-top terminals constituted approximately 21 % of the Company's total sales for fiscal year 1994, and approximately 18 % and 20 % of such sales in each of the fiscal years 1993 and 1992, respectively.
Proprietary software used in the terminals, as well as system manager software at the headend system, was developed by the Company and is updated from time to time. The Company's new digital home communications terminals will enable subscribers to access new services such as advanced pay-for-view ordering of special events and movies, fully interactive home shopping services, electronic program guides and more.

         Other computer-based systems designed and delivered by the Company are used to distribute video information for other business users. These include airline information systems which link video terminals and cameras in an airport under a central control.

         The Company's products, both analog and digital, are being utilized by the Company's traditional cable operator customers to upgrade their networks to provide new services and by the Regional Bell Operating Companies to build new video, voice and data networks. They are also utilized by electric utilities in load management systems which monitor and control power usage and monitor power outages.

         The Company's satellite earth stations receive and transmit signals for video, voice and data and are utilized in satellite-band telephone, data and television distribution networks. Some of these earth stations are part of national and international communications systems which communicate by means of a satellite with earth stations in other countries or with other earth stations in the same national network. Earth stations in these systems may be connected with local telephone, teletype, television or other terrestrial communications networks. The Company's earth stations, signal encoders and decoders, packet switches and controllers are also used in private business networks for the exchange of audio, video and data via satellite among various office, manufacturing and sales facilities and for the delivery of television programming to hotels, motels and apartment complexes. The Company's data communications product offerings include private interactive data systems using VSAT (very small aperture terminal) technology.

         The Company designs, manufactures and sells digital video compression communications products for direct satellite broadcast and cable television systems and digital storage and retrieval products for applications such as ad insertion for television broadcasters and cable operators. The Company's compression products utilize the open architecture MPEG-2 technology developed by an international standards group. MPEG-2 digital equipment allows cable, telephone, computer and consumer electronics products and systems to operate together across networks and in the home.

          The Company's satellite products and systems include tracking and telemetry equipment, earth observation satellite ground stations, shipboard and command telephony and facsimile communications products and intercept systems. The Company produces telemetry instruments, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object.

         The Company develops services and applications which can be utilized by its customers on their terrestrial and satellite-based networks. Applications recently introduced include a system which enables power companies to detect power failures automatically, telephony capability over cable networks, interactive systems for video conferencing, retail banking and distance learning and interactive video games.

OTHER PRODUCTS AND SERVICES.

         The Company produces advanced products and systems that measure, analyze or control processes associated with acoustics, signal analysis and machinery diagnostics. Their applications range from sonars and anti-submarine warfare analysis tools to vibration and acoustic analyzers used to measure jet engine vibration, helicopter rotor wing trim and balance and non-intrusive medical testing. Products include acoustic systems, machinery diagnostic systems, signal processors and trainers and are used in engineering design, structural evolution, accoustic and electronic testing and turbine engine balancing.

         The Company's microwave instrumentation systems are used to design and manufacture antennas for communication and radar systems. Products include pattern recorders, receivers, positioners and various display units, which measure, record and display various characteristics of antennas such as signal pattern, gain, phase, amplitude and frequency.

MARKETING AND SALES

         The Company's products are sold primarily through its own sales personnel who work out of offices in Atlanta and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and distributors. Sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and sales representatives. The Company's management personnel are also actively involved in marketing and sales activities.

GOVERNMENT AND FOREIGN SALES

         The Company's sales to units of the United States Government constituted 11% of the Company's sales for fiscal year 1993 and 12% for fiscal year 1992. Such sales were less than 10% during fiscal year 1994.

         The Company's sales to customers in foreign countries constituted 33%, 26% and 27% of the Company's total sales for fiscal years 1994, 1993 and 1992, respectively. Substantially all of these sales were export sales. Foreign subsidiary sales were not material for any of these fiscal years. Sales to no one geographic area constituted 10 % of the Company's total sales during those years.

BACKLOG

         The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of July 1, 1994 and July 2, 1993 was $405,860,000 and $272,629,000,
respectively.

         The Company believes that approximately 90 % of the backlog existing at July 1, 1994 will be shipped within the succeeding fiscal year. The Company includes in its backlog with respect to long-term contracts only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

PRODUCT RESEARCH AND DEVELOPMENT AND PATENTS

         The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by substantial numbers of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1994, 1993 and 1992 were principally for development of commercial cable and telephone digital products, satellite network products and interactive data communications products. In fiscal 1994, 1993 and 1992, the Company's research and development expenses were approximately $60,417,000, $60,161,000 and $52,267,000, respectively.

         The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments.

MANUFACTURING

         The Company develops, designs, fabricates, manufactures, assembles or acquires its products. Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's set-top terminals and certain pole-line hardware for the CATV industry are manufactured by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company plans to commence its own manufacturing of set-top terminals in 1995.

MATERIALS AND SUPPLIES

         The materials and supplies purchased by the Company are standard electronic components, such as custom integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. The principal suppliers of the Company's set-top terminals and active solid state components are Matsushita Electronic Components Co., Ltd. and Motorola, Inc., respectively. The Company also purchases aluminum and steel, including castings and semi-fabricated items produced by a variety of sources. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd., for any significant portion of the materials used in the products it manufactures.

EMPLOYEES

         The Company had approximately 4,000 employees on July 1, 1994. The Company believes its employee relations are satisfactory.

COMPETITION

         The businesses in which the Company is engaged are highly competitive. The Company competes with companies which have substantially greater resources and a larger number of products, as well as with smaller specialized companies. Some of the Company's customers are in businesses closely related to the production of such products and are, therefore, potential competitors of the Company. The Company believes that its ability to compete successfully results from its marketing strategy, engineering skills, ability to provide quality products at competitive prices and broad coverage by its sales personnel.

ITEM 2.  PROPERTIES

         The Company owns office and manufacturing facilities in metropolitan Atlanta, Georgia, and San Diego, California, which comprise four plants containing a total of approximately 412,400 square feet.

         The Company also owns approximately 128 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located and 219 acres of land in Walton County, Georgia, held for future antenna test range expansion. The Company presently owns one building and leases two buildings in San Diego County, California, which are not required for present operations and are under sublease to other tenants.

         Additional major manufacturing facilities containing an aggregate of approximately 200,800 square feet are leased by the Company at the following locations under leases expiring (including renewal options) from 1995 to 2002:

         LOCATION                                       APPROXIMATE FOOTAGE
         --------                                       -------------------
         Doraville (Atlanta), Georgia                       63,500

         Melbourne, Florida                                 10,000

         Toronto, Ontario                                   16,000

         Norcross (Atlanta), Georgia                        53,500

         Vancouver, British Columbia                        57,800

         The Company also leases office and warehouse space in several buildings in the Atlanta, Georgia, and Tempe, Arizona areas and leases sales and service offices in 25 U.S. and foreign cities. The Company is currently expanding its manufacturing capabilities, both in the U. S. and abroad, to meet the increased demand for its products.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended July 1, 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY



       The following persons are the executive officers of the Company:



                                                            Executive
         Name                                Age         Officer Since           Present Office
         ----                                ---         -------------           --------------
         James F. McDonald                     54             1993               President and
                                                                                 Chief Executive Officer

         John E. Breyer                        59             1989               Senior Vice President
                                                                                 and Group President

         William E. Eason, Jr.                 51             1993               Senior Vice President,
                                                                                 General Counsel and
                                                                                 Corporate Secretary

         Dr. H. Allen Ecker                    58             1979               Senior Vice President,
                                                                                 Technical Operations

         John H. Levergood                     60             1992               Senior Vice President
                                                                                 and Group President

         Raymond D. Lucas                      56             1989               Senior Vice President,
                                                                                 Strategic Operations

         Jack W. Simpson, Sr.                  52             1993               Senior Vice President
                                                                                 and Group President

         Harvey A. Wagner                      53             1994               Senior Vice President,
                                                                                 Chief Financial Officer
                                                                                 and Treasurer

         Julian W. Eidson                      55             1978               Vice President
                                                                                 and Controller

         Brian C. Koenig                       47             1988               Vice President, Human Resources





        Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

         Mr. McDonald was elected President and Chief Executive Officer of the Company effective July 15, 1993. He was a general partner of J.H. Whitney & Company, a private investment firm, from 1991 until his employment by the Company. From 1989 to 1991 he was President and Chief Executive Officer of Prime Computer, Inc., a supplier of CAD/CAM software and computer systems. Prior to that time he was President and Chief Operating Officer of Gould, Inc., a computer and electronics company (1984 to 1989) and held a variety of positions with IBM Corporation (1963 to 1984).

         Mr. Eason has been a partner at Paul, Hastings, Janofsky & Walker since 1989. He has been Secretary of the Company since August, 1993, and became Senior Vice President and General Counsel in February, 1994. Paul, Hastings, Janofsky & Walker performs legal services for the Company. Mr. Eason receives a fixed salary from the Firm for work which he performs for clients of the Firm other than the Company, but has no interest in the Firm's earnings and profits.

         Mr. Levergood re-joined the Company in December 1992. He had previously been employed by the Company in various managerial positions (most recently as Chief Operating Officer) until December 1989. From January through June, 1990, he was President and Chief Operating Officer of Dowden Communications, an operator of cable television systems. He was an independent communications consultant from June, 1990 until he re-joined the Company in 1992.

         Mr. Simpson was President and Chief Executive Officer of Mead Data Central, Inc., an electronic publisher, from June, 1982 through November, 1992. From December, 1992 until joining the Company in October, 1993, he was President of Infobyte, Inc., a consulting firm.

         Mr. Wagner was Vice President-Finance and Chief Financial Officer of Computervision Corporation, a supplier of CAD/CAM/CAE software and services from September, 1989 until he joined the Company in June, 1994.

         All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Matters

         The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 8, 1994 was 6,021.

         It has been the policy of the Company to retain a substantial portion of its earnings to finance the expansion of its business. In 1976 the Company commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by the Company.

         Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1994 and 1993 is included in Note 5 of the Notes to Financial Statements included in this Report.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Data is set forth on page 20 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion of Consolidated Statement of Financial Position, Consolidated Statement of Earnings, and Consolidated Statement of Cash Flows are set forth on pages 12, 14, 15 and 18 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and notes thereto, schedules containing certain supporting information and the report of independent public accountants are set forth on pages 11 through 32 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1994 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1994 fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1) The consolidated financial statements listed below are included on pages 11 through 29 of this Report.

                          Report of Independent Public Accountants

                          Consolidated Statement of Financial Position
                                  as of July 1, 1994 and July 2, 1993

                          Consolidated Statement of Earnings for each of the
                                  three years in the period ended July 1, 1994

                          Consolidated Statement of Cash Flows for each of the
                                  three years in the period ended July 1, 1994

                          Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules:

                                                                                            Page
                                                                                            ----
                          Schedule VIII         Valuation and Qualifying Accounts for each   30
                                                of the three years in the period ended
                                                July 1, 1994
                          Schedule IX           Short-Term Borrowings for each of the        31
                                                three years in the period ended July 1,
                                                1994
                          Schedule X            Supplementary Income Statement Information   32
                                                for each of the three years in the period
                                                ended July 1, 1994


All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(3)      Exhibits:

         (3) (a) The following is incorporated by reference to the registrant's report on Form 10-K for its fiscal year ended June 29, 1990:

                  (i) Amended and Restated Articles of Incorporation, as
                      amended.

              (b) By-laws of registrant as currently in effect.


        (10)      Material Contracts -

              (a) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended March 31, 1987:

                  (i) Agreement pertaining to the compensation of Sidney
                      Topol. *

              (b) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended December 29, 1989:

                  (i) Scientific-Atlanta, Inc. Non-Employee Directors Stock
                      Option Plan. *

              (c) The following material contracts are incorporated by
                  reference to the registrant's report on Form 10-K for the fiscal year ended June 26, 1992:

                  (i) Scientific-Atlanta, Inc. 1981 Incentive Stock Option Plan,
                      as amended.*

                 (ii) 1985 Executive Deferred Compensation Plan of Scientific-
                      Atlanta, Inc., as amended.*

                (iii) Scientific-Atlanta, Inc. Annual Incentive Plan for
                      Key Executives, as amended.*

                 (iv) Scientific-Atlanta, Inc. Long Term Incentive Compensation
                      Plan, as amended.*

                  (v) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option
                      Plan for Key Employees, as amended.*

              (d) The following material contract is incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended July 2, 1993:

                  (i) Scientific-Atlanta, Inc. 1992 Employee Stock Option Plan.*

              (e) Scientific-Atlanta, Inc. Supplemental Executive Retirement
                  Plan. *

              (f) 1994 Scientific-Atlanta, Inc. Executive Deferred Compensation
                  Plan.*

              (g) Form of Severance Protection Agreement between the Registrant and certain officers and key employees.*

              (h) Scientific-Atlanta, Inc. Retirement Plan for Non-Employee
                  Directors, as amended.*

         (11)    Computation of Earnings per Share of Common Stock

         (23)    Consent of Independent Public Accountants

         (27)    Financial Data Schedule
         ______________________

* Indicates management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                      (This page intentionally left blank)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of July 1, 1994 and July 2, 1993 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended July 1, 1994 appearing on pages 13, 17 and 19, respectively. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of July 1, 1994 and July 2, 1993 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 9 and 10 to the financial statements, effective June 27, 1992, the Company changed its method of accounting for income taxes, postretirement and postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in
Item 14(a)(2) of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Atlanta, Georgia,                                         ARTHUR ANDERSEN LLP
August 4, 1994

REPORT OF MANAGEMENT

The management of Scientific-Atlanta, Inc. (the Company) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management also prepared the other information in the Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The Company maintains a system of internal control over the preparation of its published annual and interim financial statements. It should be recognized that even an effective internal control system, no matter how well designed, can provide only reasonable assurance with respect to the preparation of reliable financial statements; further, because of changes in conditions, internal control system effectiveness may vary over time.

Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of July 1, 1994 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

As part of their audit of our financial statements, Arthur Andersen LLP considered certain elements of our system of internal controls in determining their audit procedures for the purpose of expressing an opinion on the financial statements.

The audit committee of the board of directors is composed solely of outside directors and is responsible for recommending to the board the independent public accountants to be retained for the year, subject to stockholder approval. The audit committee meets three times each year to review with management the Company's system of internal accounting controls, audit plans and results, accounting principles and practices, and the annual financial statements.


/s/ James F. McDonald                        /s/ Harvey A. Wagner
- ---------------------                        --------------------
James F. McDonald                            Harvey A. Wagner
President and Chief Executive Officer        Senior Vice President and Chief
                                             Financial Officer

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION


Scientific-Atlanta's financial position was strong at the end of 1994 with stockholders' equity of $395.6 million and cash on hand of $123.4 million. The current ratio of 2.5:1 at July 1, 1994 compared to 3.2:1 at July 2, 1993. Cash generated from earnings and the sale of an investment in International Cablecasting Technologies, Inc. (ICT) was used for capital expenditures, investments in partnerships, the settlement of securities class action litigation and to fund working capital requirements.

CASH AND CASH EQUIVALENTS at the end of 1994 were $123.4 million, up from $103.5 million last year. This increase reflects cash generated from operations, the sale of ICT and the issuance of stock pursuant to stock option plans. Ending working capital, excluding cash, was $179.4 million, or
   22.1 percent of sales, as compared to 24.2 percent in the prior year.

RECEIVABLES were $206.1 million at year-end, compared to $150.9 million at the prior fiscal year-end. The increase reflects the sales growth in 1994. Average days sales outstanding increased to 74 for 1994 from 70 for 1993.

INVENTORY TURNOVER was 4.4 times in 1994, compared to 4.6 in the prior year.
   Inventories of $136.8 million at year-end were $9.4 million higher than at the end of the prior year, reflecting the higher production and sales levels in 1994. See Note I for details.

CURRENT DEFERRED INCOME TAXES increased $4.0 million due to increases in nondeductible accrued liabilities.

OTHER CURRENT ASSETS, which include prepaid insurance, deposits, royalties, license fees and other miscellaneous prepaid expenses, increased $5.8 million due to higher deposits, royalties and license fees.

NET PROPERTY, PLANT AND EQUIPMENT increased by $14.2 million in 1994 as capital spending exceeded depreciation and disposals. Capital additions of $34.9 million included investments for increased capacity and productivity improvements.

COST IN EXCESS OF NET ASSETS ACQUIRED decreased in 1994, reflecting amortization of goodwill.

OTHER ASSETS, which include license fees, investments, noncurrent deferred tax charges, intellectual property, various prepaid expenses and cash surrender value of company-owned life insurance, increased $8.2 million in 1994 due primarily to higher prepaid license fees. See Note 2.

TOTAL BORROWINGS at year-end amounted to $7.6 million, up $0.2 million from the prior year. The borrowings include industrial development bonds and working capital loans for foreign subsidiaries. Working capital borrowings increased to support the operations of foreign subsidiaries. Details of borrowings are shown in Note 6.

ACCOUNTS PAYABLE were $82.3 million at year-end, up from $47.2 million last year. The increase reflects higher production and inventory levels and an increase to 33 days in accounts payable from 28 in 1993.

ACCRUED LIABILITIES of $95.5 million include accruals for compensation, warranty and service, customer downpayments and taxes, excluding income taxes. Higher customer downpayments, accruals for compensation and retirement benefits and other miscellaneous accruals were the principal factors in the year-to-year increase. See Note 7 for details.

OTHER LIABILITIES of $41.2 million are comprised of deferred compensation, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 8 for details.

STOCKHOLDERS' EQUITY was $395.6 million at the end of 1994, up $42.8 million from the prior year. Net earnings of $35.0 million and the issuance of stock grants and stock pursuant to stock option plans of $12.3 million were partially offset by dividends of $4.5 million and a decrease in accumulated translation adjustments. See Note 15 for details of changes in stockholders' equity.

RETURN ON AVERAGE STOCKHOLDERS' EQUITY for 1994 was 9.5 percent, up from 6.1 percent the prior year, reflecting improved earnings performance.

Scientific-Atlanta, Inc., and Subsidiaries
Consolidated Statement of Financial Position

                                                                                              In Thousands
                                                                                 ---------------------------------------
                                                                                       1994                   1993
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
         CURRENT ASSETS
             Cash and cash equivalents                                              $  123,387           $  103,536
             Receivables, less allowance for doubtful accounts of
                $3,839,000 in 1994 and $4,224,000 in 1993                              206,145              150,851
             Inventories                                                               136,813              127,408
             Deferred income taxes                                                      27,918               23,919
             Other current assets                                                       10,774                4,938
                                                                                      --------             --------
                TOTAL CURRENT ASSETS                                                   505,037              410,652
                                                                                      --------             --------
         PROPERTY, PLANT, AND EQUIPMENT, at cost
             Land and improvements                                                       3,823                3,658
             Buildings and improvements                                                 28,890               26,721
             Machinery and equipment                                                   108,585               92,066
                                                                                      --------             --------
                                                                                       141,298              122,445
             Less -Accumulated depreciation and amortization                            55,510               50,813
                                                                                      --------             --------
                                                                                        85,788               71,632
                                                                                      --------             --------
         COST IN EXCESS OF NET ASSETS ACQUIRED                                           7,689                8,438
                                                                                      --------             --------
         OTHER ASSETS                                                                   41,705               33,488
                                                                                      --------             --------
         TOTAL ASSETS                                                               $  640,219           $  524,210
                                                                                      ========             ========
- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
             Short-term debt and current maturities of long-term debt               $   6,487           $    5,962
             Accounts payable                                                          82,285               47,224
             Accrued liabilities                                                       95,505               73,780
             Income taxes currently payable                                            17,989                3,070
                                                                                     --------             --------
                TOTAL CURRENT LIABILITIES                                             202,266              130,036
                                                                                     --------             --------

         LONG-TERM DEBT, less current maturities                                        1,088                1,398
                                                                                     --------             --------
         OTHER LIABILITIES                                                             41,219               39,886
                                                                                     --------             --------
         COMMITMENTS AND CONTINGENCIES (NOTE 13)

         STOCKHOLDERS EQUITY
             Preferred stock, authorized 50,000,000 shares; no shares issued
             Common stock, $0.50 par value, authorized 350,000,000 shares, issued 75,494,670 shares in 1994 and 37,196,194
                shares in 1993                                                          37,747               18,598
             Additional paid-in capital                                                141,179              129,072
             Retained earnings                                                         215,926              204,274
             Accumulated translation adjustments                                           794                  946
                                                                                      --------             --------
                                                                                       395,646              352,890
                                                                                      --------             --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  640,219           $  524,210
                                                                                       =======             ========
- ------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS


             The Consolidated Statement of Earnings summarizes
                 Scientific-Atlanta's operating performance over the last three years, during which time the company has accelerated development of new products and expanded into international markets.

             EARNINGS WERE UP $15.0 MILLION OVER 1993. Higher sales
                 and improved margins were the primary factors in the increase.

                 Earnings in 1993 were up $3.7 million over 1992.
                 Higher sales and improved gross margins were the principal factors in the increase.

             SALES INCREASED 11 PERCENT OVER 1993.  Continued strong
                 sales growth in cable television distribution equipment and addressable home communications terminals (converters) and significant improvement in sales of network systems were offset partially by reduced sales due to completion of the PrimeStar television contract, lower digital audio sales and sales of defense related products. International sales increased to 33 percent of total sales in 1994, up from 26 percent in the prior year. Higher sales of cable equipment and network systems contributed to the growth in international sales.

                 Sales in 1993 increased 26 percent over 1992. Strong growth in sales of transmission products, international cable equipment and digital audio products contributed to the improved sales growth.

             COST OF SALES AS A PERCENT OF SALES DECREASED 2.2
                 PERCENTAGE POINTS. Mix changes, manufacturing efficiencies, higher margins on addressable converter products and improved program management contributed to the improved margins.

                 Certain material purchases are denominated in yen and accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate changes. Recently the exchange rate for Japanese yen has fallen to a post-war low. The Company has forward exchange contracts to purchase yen to hedge a portion of its purchase commitments for a period of approximately three months.

                 Cost of sales as a percent of sales increased 1.6 percentage points in 1993. Mix changes and costs associated with the launch of new compression products adversely affected margins.



             SALES AND ADMINISTRATIVE EXPENSE INCREASED 3 PERCENT IN
                 1994. Increases in sales and marketing costs associated with ongoing investments to support expansion into international markets and the introduction of new products were offset slightly by lower administrative costs, primarily professional fees. Sales and administrative expenses as a percent of sales declined to 14.5 percent in 1994 from 15.6 percent in 1993.

                 Sales and administrative expense increased 12 percent in 1993. Increased expenses reflect costs associated with higher sales volumes, ongoing investments to support the introduction of new products and expansion into international markets and higher professional expenses.

             RESEARCH AND DEVELOPMENT EXPENSES OF $60.4 MILLION
                 WERE UP SLIGHTLY OVER THE PRIOR YEAR.
                 Accelerated research and development activity, particularly, development of digital products, was offset by declines in defense related products and the reallocation of engineering resources from research and development efforts to specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried. Product development activity is expected to continue near current levels.

                 Research and development was expanded in 1993 to accelerate new product development, particularly continued development of digital video compression products.

             INTEREST EXPENSE WAS $1.1 MILLION IN 1994 AND $0.9
                 MILLION IN 1993. Reductions in interest expense from lower average borrowings and lower interest rates on working capital borrowings by foreign subsidiaries was offset by interest on other obligations, including obligations related to the acquisition of certain assets of Nexus Engineering Corp.

             INTEREST INCOME WAS $3.2 MILLION IN 1994 AND $2.9
                 MILLION IN 1993. The increase in interest income reflects higher average cash balances.

             OTHER EXPENSE WAS $17.4 MILLION IN 1994.  Other
                 expense included a $17.5 million charge to settle securities class action litigation, losses of $1.0 million from partnership activities and net gains from other miscellaneous items of $1.1 million.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS


                 Other income of $0.7 million in 1993 included royalty income, rental income, and other miscellaneous items of $1.7 million and losses from foreign currency transactions of $1.0 million.

             THE PROVISION FOR INCOME TAXES WAS 32 PERCENT OF PRE-
                 TAX EARNINGS IN 1994, 7 PERCENTAGE POINTS HIGHER THAN 1993 AND 1992. The lower provisions in 1993 and 1992 reflect interest income on tax-exempt investments and benefits from international tax planning. Details of the provision for income taxes are discussed in Note 9.

             ACCOUNTING CHANGES RESULTED IN A CHARGE OF $4.7 MILLION
                 TO EARNINGS IN 1993. Effective as of the first quarter of fiscal 1993, the Company adopted the provisions of SFAS No. 106 "Postretirement Benefits", SFAS No. 112 "Postemployment Benefits" and SFAS No. 109 "Accounting for Income Taxes". Charges of $6.7 million and $1.9 million for SFAS No. 106 and SFAS No. 112, respectively, were partially offset by a credit of $3.9 million for SFAS No. 109, reducing previously reported earnings for the quarter ended September 25, 1992 by $0.06 per share. The adoption of these standards did not have a significant impact on income from operations and is not expected to significantly impact earnings in subsequent years. See Notes 9 and 10.

             EARNINGS PER SHARE OF $0.46 INCREASED $0.19 AFTER AN
                 INCREASE OF $0.04 IN 1993. Shares outstanding and share equivalents increased 2 percent to 76.6 million in 1994 from 75.1 million in 1993.

                     (This page intentionally left blank.)

             CONSOLIDATED STATEMENT OF EARNINGS





         (In Thousands, Except Per Share Data)                    1994               1993            1992
- ------------------------------------------------------------------------------------------------------------
SALES                                                          $ 811,583          $ 730,632        $ 580,831
                                                               ---------          ---------        ---------

COST AND EXPENSES
         Cost of sales                                           566,729            526,227          408,845
         Sales and administrative                                117,604            114,040          102,144
         Research and development                                 60,417             60,161           52,267
         Interest expense                                          1,066                933              568
         Interest income                                          (3,151)            (2,933)          (4,424)
         Other (income) expense, net                              17,416               (694)            (271)
                                                               ---------          ---------       ----------
                                                                 760,081            697,734          559,129
                                                               ---------          ---------       ----------

EARNINGS BEFORE INCOME TAXES AND
ACCOUNTING CHANGES                                                51,502             32,898           21,702

PROVISION FOR INCOME TAXES                                        16,480              8,224            5,425
                                                               ---------          ---------       ----------

EARNINGS BEFORE ACCOUNTING CHANGES                                35,022             24,674           16,277

         Cumulative effect of changes in accounting
         for postretirement benefits, postemployment
         benefits and income taxes                                    --             (4,700)              --
                                                               ---------          ---------       ----------
NET EARNINGS                                                   $  35,022          $  19,974        $  16,277
                                                               =========          =========        =========
EARNINGS PER COMMON SHARE AND
COMMON EQUIVALENT SHARE

         Primary
              Before accounting changes                        $    0.46          $    0.33        $    0.23
              Accounting changes                                      --              (0.06)              --
                                                               ---------          ---------       ----------
              Net earnings                                     $    0.46          $    0.27        $    0.23
                                                               =========          =========        =========
          Fully diluted                                        $    0.46          $    0.27        $    0.23
                                                               =========          =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON EQUIVALENT SHARES OUTSTANDING

         Primary                                                  76,638             75,082           70,226
                                                               =========          =========        =========
         Fully diluted                                            77,105             75,257           71,678
                                                               =========          =========        =========




See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

The Statement of Cash Flows summarizes the main sources of Scientific-Atlanta's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

    Cash on hand at the end of 1994 was $123.4 million. Cash generated from earnings and the sale of ICT was used for capital expenditures, investments in partnerships, the settlement of securities class action litigation and to fund working capital requirements.

CASH PROVIDED BY OPERATING ACTIVITIES was $48.5 million for 1994, compared to
    $19.3 million for 1993. In 1994 and 1993 cash provided by improved earnings and increases in payables was partially offset by increases in accounts receivable and inventories. See Management's Discussion of the Statement of Financial Position for details of this performance.

CASH USED BY INVESTING ACTIVITIES of $29.4 million during 1994 included $34.9 million for purchases of plant and equipment and $5.2 million for investments in partnerships. Expenditures focused on increased capacity and productivity improvements. Cash provided by investing activities included $11.2 million from the sale of ICT. In 1993 cash used by investing activities included $24.0 million for purchases of plant and equipment and $6.3 million for the purchase of certain net assets of Nexus Engineering Corp. See Note 2 for details.

CASH PROVIDED BY FINANCING ACTIVITIES WAS $0.8 MILLION IN 1994. The issuance of stock pursuant to stock option and employee benefit plans and increases in short-term borrowings generated $5.0 million and $0.5 million, respectively, of cash during the year.

    Cash provided by financing activities was $21.7 million in 1993. The issuance of stock pursuant to stock option and employee benefit plans and increases in short-term borrowings generated $24.4 million and $1.9 million, respectively, of cash during the year.

Consolidated Statement of Cash Flows





      (In Thousands)                                                    1994           1993          1992
- ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net earnings                                                     $  35,022       $ 19,974      $  16,277

         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization                               20,938         19,068         16,082
            Cumulative effect of accounting changes                         --          4,700             --
            Compensation related to stock benefit plans                  4,787          2,056          1,803
            Provision for losses on accounts receivable                     73            145          1,036
            Loss on sale of property, plant and equipment                  824            517            232
            Start-up costs and  losses of partnerships                     475             --          2,500
         Changes in operating assets and liabilities:
            Receivables                                                (55,367)       (23,212)       (36,318)
            Inventories                                                (12,063)       (21,998)       (17,229)
            Deferred income taxes                                       (2,582)         7,416           (520)
            Accounts payable and accrued liabilities                    57,736         15,062         21,127
            Other assets                                               (22,881)        (5,939)        (2,376)
            Other liabilities                                           21,735          1,903          4,756
            Net effect of exchange rate fluctuations                      (163)          (374)            38
                                                                     ---------       --------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                           48,534         19,318          7,408
                                                                     ---------       --------      ---------
INVESTING ACTIVITIES:


         Purchases of property, plant and equipment                    (34,904)       (23,998)       (18,491)
         Payment for businesses purchased                               (1,060)        (6,314)            --
         Proceeds from the sale of property, plant
            and equipment                                                  596          2,292            109
         Investment in ICT                                                  --           (387)       (11,334)
         Proceeds from the sale of investment in ICT                    11,174             --             --
         Investment in and advances to partnerships                     (5,240)            --         (2,500)
                                                                     ---------       --------      ---------
    NET CASH USED BY INVESTING ACTIVITIES                              (29,434)       (28,407)       (32,216)
                                                                     ---------       --------      ---------
FINANCING ACTIVITIES:

         Net short-term borrowings                                         520          1,875          3,470
         Principal payments on long-term debt                             (305)          (300)          (297)
         Dividends paid                                                 (4,497)        (4,248)        (3,657)
         Issuance of stock                                               5,033         24,410          3,782
                                                                     ---------       --------      ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                              751         21,737          3,298
                                                                     ---------       --------      ---------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    19,851         12,648        (21,510)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     103,536         90,888        112,398
                                                                     ---------       --------      ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 123,387       $103,536      $  90,888
                                                                     =========       ========      =========

See accompanying notes.

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)                     1994        1993        1992        1991        1990
- ------------------------------------------------------------------------------------------------------------------------
SALES                                                          $ 811,583   $ 730,632   $ 580,831   $ 493,653   $ 614,319
- ------------------------------------------------------------------------------------------------------------------------
  Cost of Sales                                                  566,729     526,227     408,845     353,190     405,637

  Sales and Administrative Expense                               117,604     114,040     102,144      97,050     102,582

  Research and Development Expense                                60,417      60,161      52,267      49,175      39,719

  Interest Expense                                                 1,066         933         568       1,106       1,489

  Interest Income                                                 (3,151)     (2,933)     (4,424)     (6,221)     (5,276)

  Other (Income) Expense, Net                                     17,416        (694)       (271)     (2,179)      5,967
- ------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
ACCOUNTING CHANGES                                                51,502      32,898      21,702       1,532      64,201
- ------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                        16,480       8,224       5,425         475      19,902
- ------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                                35,022      24,674      16,277       1,057      44,299
- ------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                               --      (4,700)         --          --          --
- ------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                   $  35,022   $  19,974   $  16,277   $   1,057   $  44,299
- ------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                                     $    0.46   $    0.27   $    0.23   $    0.02   $    0.63
- ------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PAID PER SHARE                                  $    0.06   $0.05 5/6   $0.05 1/3   $0.05 1/3   $0.05 1/3
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
WORKING CAPITAL, NET                                           $ 302,771   $ 280,616   $ 233,691   $ 226,190   $ 225,232
- ------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 640,219   $ 524,210   $ 440,913   $ 394,211   $ 388,873
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
  Short-Term Debt and Current Maturities                       $   6,487   $   5,962   $   4,081   $     608   $   4,747

  Long-Term Debt                                                   1,088       1,398       1,704       2,004       2,301

  Stockholders' Equity                                           395,646     352,890     299,725     281,636     279,469
- ------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL INVESTED                                         $ 403,221   $ 360,250   $ 305,510   $ 284,248   $ 286,517
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
SALES PER EMPLOYEE                                             $     220   $     213   $     190   $     165   $     173
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
GROSS MARGIN % TO SALES                                             30.2%       28.0%       29.6%       28.5%       34.0%
- ------------------------------------------------------------------------------------------------------------------------
NET RETURN ON SALES                                                  4.3%        2.7%        2.8%        0.2%        7.2%
- ------------------------------------------------------------------------------------------------------------------------
RETURN ON AVERAGE STOCKHOLDERS' EQUITY                               9.5%        6.1%        5.7%        0.4%       16.9%
- ------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS


(Dollars in thousands, except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END
The Company's year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:
         1994:   July 1, 1994
         1993:   July 2, 1993
         1992:   June 26, 1992

Fiscal 1993 includes fifty-three weeks.

BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions.

FOREIGN CURRENCY TRANSLATION
The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of stockholders' equity and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income. Such gains and losses were not material during the periods being reported.

METHOD OF RECORDING CONTRACT PROFITS
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. These receivables from commercial customers and government agencies were $17,628 at July 1, 1994, and $28,524 at July 2, 1993. It is anticipated that substantially all such amounts will be collected within one year.

DEPRECIATION, MAINTENANCE AND REPAIRS
For financial reporting purposes, depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. The cost and accumulated depreciation of property retired or otherwise disposed of are removed from the respective accounts, and the gains or losses thereon are included in the consolidated statement of earnings.

WARRANTY COSTS
The Company accrues warranty costs at the time of sale. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

EARNINGS PER SHARE
Earnings per share were computed based on the weighted average number of shares of common stock outstanding and equivalent shares derived from dilutive stock options.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                                1994         1993
                                ----         ----
Raw Materials and
    Work-In-Process         $ 94,890    $  71,780
Finished Goods                41,923       55,628
                            --------    ---------
Total Inventory             $136,813    $ 127,408
                            ========    =========

COST IN EXCESS OF NET ASSETS ACQUIRED
Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over seventeen years.

FINANCIAL PRESENTATION
Certain prior year amounts have been reclassified to conform with current year presentation. All per share amounts have been restated to reflect the 2-for-1 stock split effected as a dividend declared in August 1994 and the 3-for-2 stock split effected as a dividend issued in December 1992.

2.  INVESTMENTS AND ACQUISITION

During 1994 the Company entered into partnership agreements in connection with the formation of Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd. and invested $5,240 in the partnerships. The Company's equity in the losses of these partnerships was $345 in 1994.

In February 1993 the Company acquired certain net assets of Nexus Engineering Corp. for $6,314 cash and obligations of $4,398 in a purchase transaction. The pro forma effect on operations for prior periods and the effect on 1993 were immaterial.

The Company acquired 11 percent of the outstanding common stock of International Cablecasting Technologies, Inc., for a cash investment of $11,334 in August 1991 and acquired additional common stock in 1993 for $387. During 1994, the Company disposed of its investment in ICT for a loss of $549 which was included in other (income) expense.

In December 1991 the Company entered into a partnership agreement with a 44 percent partnership interest to form Checkout Channel, L.P. The Company's equity in the losses of Checkout Channel, L.P. was $500 in 1992. The agreement was terminated in July 1992.

3.  SALES AND BUSINESS SEGMENT INFORMATION

Sales to the United States government were 11 percent and 12 percent of total sales in 1993 and 1992, respectively. Sales were not material to any one customer in 1994. Export sales accounted for 33 percent, 26 percent, and 27 percent of total sales in 1994, 1993 and 1992, respectively. Foreign subsidiary sales were not material for any of the three fiscal years presented, nor were they material to any one geographic location.

The Company identified Communications and Instrumentation as its major business segments in prior years and provided business segment information related to sales, operating profit, assets, capital expenditures, depreciation and amortization and backlog. The customer base, marketing strategies, technology to support new product development and manufacturing processes for utility load management products and measurement and control systems have recently become more closely aligned with those of the Communications segment and, accordingly, management and operations which support these products and services were moved into the Communications segment from the Instrumentation segment.

In addition, sales of electronic equipment such as sonar and microwave energy products, particularly sales of government and defense related products, supplied by the Instrumentation segment have recently declined. As a result, the Company now operates primarily in one business segment, Communications, providing satellite and terrestial based networks to a range of customers and applications and network management and systems integration to add value to those networks. This segment represents approximately 90 percent of consolidated sales, operating profit and identifiable assets.

4.  OTHER (INCOME) EXPENSE

Other expense of $17,416 in 1994 included a $17,500 charge to settle securities class action litigation, losses of $992 from partnership activities and net gains from other miscellaneous items of $1,076.

Other income of $694 in 1993 included royalty income, rental income and other miscellaneous items of $1,656 and losses from foreign currency transactions of $962.

Other income of $271 in 1992 included $2,500 of start-up costs and losses of a terminated partnership offset by gains from foreign currency transactions, the settlement of an insurance claim and other miscellaneous items.

5.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                             FISCAL QUARTERS
                  -------------------------------------
                  First     Second      Third    Fourth
                  -----     ------      -----    ------
    1994
- -------------
Sales           $170,292  $178,033   $204,047   $259,211
Gross margin      49,592    53,238     63,387     78,637
Gross margin %      29.1%     29.9%      31.1%      30.3%
Net earnings
(loss)             7,150    (4,581)(1) 11,907     20,546

Earnings (loss)
    per share       0.09     (0.06) (1)  0.16       0.27
Stock prices:
   High            18.81     19.06      18.25      18.94
   Low             14.50     14.94      12.94      12.88
Dividends paid
   per share     0.01 1/2  0.01 1/2   0.01 1/2   0.01 1/2
(1)Includes charge of $11,900 ($0.15 per share) to settle securities class action litigation.

                  FISCAL QUARTERS
                  -------------------------------------
                  First     Second      Third    Fourth
                  -----     ------      -----    ------
   1993
- ------------
Sales           $171,200  $186,647   $184,138  $188,647
Gross margin      48,011    44,077     52,938    59,379
Gross margin %      28.0%     23.6%      28.7%     31.5%
Net earnings       2,090(1)  1,425      6,922     9,537
Earnings
    per share       0.03(1)   0.02       0.09      0.13
Stock prices:
   High             9.71     13.50      15.00     17.50
   Low              7.58      9.08       9.19     11.32
Dividends paid
   per share     0.01 1/3  0.01 1/2   0.01 1/2 0.01 1/2

(1) Includes one-time, after-tax charges of $4,700 ($0.06 per share) from the adoption of Financial Accounting Standards Board Statement (SFAS) No. 106 "Postretirement Benefits", No. 112 "Postemployment Benefits" and No. 109 "Accounting for Income Taxes" effective June 27, 1992.

6.  INDEBTEDNESS

Long-term debt consisted of:
                                    1994         1993
                                --------      -------
  6 1/4%-10% capitalized leases,
  payable in varying installments
  ranging from $200 to $250
  through 1999                  $  1,150      $ 1,400
  8 1/4% mortgage                    248          303
                                --------      -------
                                   1,398        1,703
Less-Current maturities              310          305
                                --------      -------
                                $  1,088      $ 1,398
                                ========      =======

Long-term debt at July 1, 1994 had scheduled maturities as follows: 1995--$310; 1996--$315; 1997--$321; 1998--$252; 1999--$200.

At July 1, 1994, property, plant and equipment costing approximately $5,925 were pledged as collateral on long-term debt.

Foreign short-term debt was $6,177 and $5,657 at the end of 1994 and 1993, respectively.

The average interest rates for foreign short-term debt at year-end 1994 and 1993 were 8.3 percent and 10.8 percent, respectively.

Total interest paid was $1,071, $831 and $586, in 1994, 1993 and 1992, respectively.

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                 1994          1993
                            ---------      --------
Compensation                $  26,939      $ 19,641
Customer down payments         17,506         7,406
Warranty and service           11,597        15,718
Taxes                           5,941         3,952
Other                          33,522        27,063
                            ---------      --------
                            $  95,505      $ 73,780
                            =========      ========


8.  OTHER LIABILITIES

Other liabilities consisted of:

                                 1994          1993
                            ---------      --------
Retirement                  $  28,595      $ 28,597
Compensation                    5,177         2,397
Other                           7,447         8,892
                            ---------      --------
                            $  41,219      $ 39,886
                            =========      ========


9.  INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", effective the first quarter of fiscal 1993. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The cumulative effect of this change increased net income by $3,856. Prior to 1993, provisions were made for deferred income taxes where differences existed between the time that transactions affected taxable income and the time that these transactions entered into the determination of income for financial statement purposes.

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                           1994    1993        1992
                           ----    ----        ----
Statutory federal
   tax rate                35.0%   34.0%       34.0%
State income taxes, net
   of federal tax benefit   4.6     5.6         3.1
Tax reserves                0.5    (8.1)       16.1
Export incentives          (2.1)   (4.7)       (6.1)
Exempt interest income     (1.9)   (3.1)       (7.3)
Foreign tax adjustment     (0.3)   (1.1)      (11.7)
Research and develop-
   ment tax credit         (3.4)     --        (5.4)
Other, net                 (0.4)    2.4         2.3
                           ----    ----        ----
                           32.0%   25.0%       25.0%
                           ====    ====        ====

Income tax provision (benefit) includes the following:

                           1994       1993        1992
                      ---------   --------    --------
Current tax provision
   Federal            $  14,602   $  8,131    $  4,431
   State                  3,879      3,456       1,093
   Foreign                  581        467         391
                      ---------   --------    --------
                         19,062     12,054       5,915
                      ---------   --------    --------

Deferred tax benefit
   Federal               (1,911)    (1,938)       (162)
   State                   (263)      (684)        (65)
   Foreign                 (408)    (1,208)       (263)
                      ---------   --------    --------
                         (2,582)    (3,830)       (490)
                      ---------   --------    --------

Total provision
   for income taxes   $  16,480   $  8,224    $  5,425
                      =========   ========    ========

Total income taxes paid include settlement payments for federal and state audit adjustments. The total income taxes paid were $1,551, $3,464 and $4,072 in 1994, 1993 and 1992, respectively.


The components of the net deferred tax benefit were:

                             1994     1993      1992
                             ----     ----      ----
Liabilities not
   currently deductible    $(2,857) $   921   $ 1,132
Income deferred under
   completed contract
   method                       96     (436)   (1,260)
Postretirement benefits       (599)    (786)     (722)
Tax credit/loss
   carryforwards              (644)    (847)     (267)
Warranty reserves            1,542   (1,084)     (763)
Inventory valuation           (658)  (1,914)    1,360
Other                          538      316        30
                           -------  -------   -------
Total deferred tax
   benefit, net            $(2,582) $(3,830)  $  (490)
                           =======  =======   =======

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

Current deferred tax assets        1994       1993
                                   ----       ----
   Liabilities not currently
      deductible                 $15,809    $10,974
   Inventory valuation             7,993      7,335
   Warranty reserves               2,158      3,668
   Bad debt reserves               1,635      1,532
   Other                             323        410
                                 -------    -------
                                  27,918     23,919
   Valuation allowance                --         --
                                 -------    -------
Net current deferred tax asset   $27,918    $23,919
                                 =======    =======

Noncurrent deferred tax assets
   Postretirement and
      postemployment benefits    $12,482    $11,891
   Tax credit/loss carryforwards   3,297      2,653
   Liabilities not currently
   deductible                        155      2,166
                                 -------    -------
                                  15,934     16,710
   Valuation allowance                --         --
                                 -------    -------
Net noncurrent deferred tax
   asset                          15,934     16,710
                                 -------    -------

Noncurrent deferred tax
   liabilities
   Depreciation                   (6,499)    (5,827)
   Other                             (48)       (79)
                                 -------    -------
Net noncurrent deferred tax
   liability                      (6,547)    (5,906)
                                 -------    -------

Net noncurrent deferred tax
   asset                         $ 9,387    $10,804
                                 =======    =======

The net noncurrent deferred tax asset is included in Other Assets at July 1, 1994 and July 2, 1993.

In 1994, 1993 and 1992 earnings before income taxes included $2,641, $83 and $402, respectively, of earnings generated by the Company's foreign operations.

10.  RETIREMENT AND BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all of its domestic employees. The benefits are based upon the employees' years of service and compensation.

The Company's funding policy is to contribute annually the amount expensed each year consistent with the requirements of federal law to the extent that such costs are currently deductible.

The following table sets forth the plan's funded status, amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                    1994      1993
                                 -------  --------
Accumulated benefit obligation
  Vested portion                $ 51,699  $ 46,955
  Nonvested portion                1,577     2,678
                                --------  --------
                                  53,276    49,633
Effect of projected future
  compensation levels             10,070     7,172
                                --------  --------
Projected benefit obligation      63,346    56,805
Plan assets at fair value        (56,755)  (56,930)
                                --------  --------
Projected benefit obligation in
  excess of (less than) plan
  assets                           6,591      (125)
Unrecognized prior service costs     419       534
Unrecognized net gain (loss)      (1,035)    2,201
Unrecognized net asset from
  initial application of SFAS 87   8,336     8,992
Fourth quarter contribution         (608)       --
                                --------   -------
Accrued pension cost            $ 13,703   $11,602
                                ========   =======

Discount rate                        8.0%      8.0%
Rate of increase in future
  compensation                       4.5%      5.5%
Expected long-term rate of
  return on assets                  10.0%      8.0%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

The Company's net pension expense was $2,709 in 1994; $2,686 in 1993; and $3,100 in 1992.

The components of pension expense are as follows:

                          1994     1993      1992
                      --------  -------  --------
Service cost of
    benefits earned   $  4,522  $ 3,459  $  3,744
Interest cost            4,295    3,895     3,783
Actual return on
    plan assets         (2,694)  (6,479)   (3,926)
Net amortization and
    deferral            (3,414)   1,811      (501)
                       -------  -------  --------
Net periodic pension
    cost              $  2,709  $ 2,686  $  3,100
                       =======  =======  ========

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $4,338 at July 1, 1994 and $3,447 at July 2, 1993. Retirement expense for these plans was $906, $156 and $1,216, in 1994, 1993 and 1992, respectively.

In addition to providing pension benefits, the Company has contributory plans that provide certain health care and life insurance benefits to eligible retired employees.

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective the first quarter of fiscal 1993. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company elected to immediately recognize the accumulated liability, measured as of April 1, 1992. This resulted in a one-time charge of $6,696, net of a deferred tax benefit of $4,104. Prior to 1993, the Company recognized expense in the year the benefits were provided. Postretirement health care and life insurance costs charged to expense were approximately $287 in 1992.

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                  1994       1993
                                  ----       ----

Accumulated postretirement
  benefit obligation
    Retirees                  $  8,135  $   6,745
    Fully eligible active
         participants            1,271      3,301
    Other active participants      274        457
                              --------  ---------
                                 9,680     10,503
Unrecognized net gain            1,060         --
Fourth quarter claims
    payments                      (370)      (129)
                              --------  ---------
Accrued postretirement
    benefit cost              $ 10,370  $  10,374
                              ========  =========

The components of postretirement benefit expense are as follows:

                                   1994       1993
                                   ----       ----

Service cost of benefits earned   $  25       $ 23
Interest cost on accumulated
    postretirement benefit
    obligation                      808        812
                                  -----       ----
Postretirement benefit expense    $ 833       $835
                                  =====       ====

Significant actuarial assumptions are as follows:

                                  1994       1993
                                  ----       ----
 Annual rate of increase in per capita cost

Pre-Medicare                      11.25%     15.00%
    Annual decline                 0.75%      1.00%
    Final rate of interest         6.00%      7.00%
Post-Medicare                      9.50%     12.00%
    Annual decline                 0.50%      0.75%
    Final rate of increase         6.00%      6.00%
Impact of one percentage point
 in health care cost trend rate
 on
    Accumulated post
       retirement benefit
       obligation                  7.6%       8.9%
    Interest cost component
       of benefits                 8.2%       9.3%
Discount rate used to measure
 accumulated post-retirement
 benefit obligation                8.0%       8.0%

The Company also adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits" effective the first quarter of 1993. This statement requires the accrual method of accounting for benefits to former or inactive employees after employment but before retirement. Postemployment benefits include disability benefits, severence benefits, and continuation of health care benefits. A one-time charge of $1,860, net of a deferred tax benefit of $1,140, related to the adoption of SFAS No. 112 was recognized effective June 27, 1992. The effect of this change on 1993 operating results, after recording the one time charge, was not material. Postemployment costs charged to expense in 1992 were not material.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of long-term investments and foreign currency contracts are based on quoted market prices.

                      1994                1993
               ------------------   -----------------
               CARRYING/            Carrying/
               CONTRACT   FAIR      Contract   Fair
               AMOUNT     VALUE     Amount     Value
               --------   -----     --------   ------
Cash and cash
 equivalents  $123,387  $  123,387  $103,536   $103,536
Long-term
 investments  $     --  $       --  $ 11,721   $ 18,881
Foreign
currency
contracts
  Sell        $  5,132  $    5,149  $    289   $    293
  Buy         $ 62,218  $   66,695  $ 35,081   $ 38,185


12.  RELATED PARTY TRANSACTIONS

During 1994 the Company had sales of $12,127 to Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd. and had a net receivable of $4,774 from these partnerships at July 1, 1994.

13.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Rental expense under operating lease agreements for facilities and equipment for 1994, 1993 and 1992 was approximately $9,303, $7,983 and $6,665, respectively. The Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms range up to twenty years. Future minimum payments at July 1, 1994, under operating leases were $41,805. Payments under these leases for the next five years are as follows: 1995-- $8,922; 1996-- $7,666; 1997-- $5,068; 1998-- $4,359; 1999--
$3,455. The Company has obligations under certain partnership agreements to make cash contributions of $4,410 in 1995 and $3,250 in 1996.

The Company has employment agreements with certain officers which include certain benefits in the event of termination of the officers' employment as a result of a change in control of the Company.

The Company is also committed under certain purchase agreements which are intended to benefit future periods.

The Company had forward exchange contracts maturing at various dates to purchase or sell the equivalent of $67,350 and $35,370 in various foreign currencies at July 1, 1994 and July 2, 1993, respectively. The Company uses these contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. In management's opinion, settlement of these contracts will not result in any material adverse financial effect in the future.

The Company is a party to various legal proceedings arising in the ordinary course of business. In management's opinion, the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

14.  COMMON STOCK AND RELATED MATTERS

In August 1994, the Company declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend payable on or about October 6, 1994, to shareholders of record on September 8, 1994. This stock split has been accounted for as of July 1, 1994, by a transfer from retained earnings to common stock in the amount of the par value of stock outstanding at July 1, 1994. In December 1992, the Company issued a 3-for-2 stock split effected in the form of a 50 percent stock dividend. The stock split has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. All per share amounts and options have been restated to reflect the stock splits.

The following information pertains to options on the company's common stock for the years ended July 1, 1994 and July 2, 1993:

                                   Number of shares
                                ---------------------
                                     1994        1993
                                ---------   ---------
Outstanding, beginning of year  4,171,528   7,702,482
Options granted                 1,214,700   1,541,700
Options canceled                 (247,804)   (367,598)
Options exercised (at option
   prices ranging from $2.875
   to $16.937 in 1994)           (656,372) (4,705,056)
                                ---------   ---------
Outstanding, end of year (at
   option prices ranging from
   $2.875 to $17.375 in 1994)   4,482,052   4,171,528
                                =========   =========
Exercisable, end of year (at
   option prices ranging from
   $2.875 to $17.125 in 1994)   1,647,078     808,812
                                =========   =========

At July 1, 1994, an additional 3,782,102 shares were reserved under employee and director stock option plans.

The Company has an employee stock purchase plan whereby the Company contributes to the purchase price of stock for participating employees. At July 1, 1994, 689,060 shares were reserved for issuance to employees under the plan.

The Company has a 401(k) plan whereby the Company matches eligible employee contributions in Company stock. At July 1, 1994, 1,249,612 shares were reserved for issuance to employees under the plan.

In April 1987 the Company adopted a Shareholder Rights Plan (which was amended in August 1988 and May 1994) and pursuant thereto declared a dividend of one Common Stock Purchase Right ("Right") for each outstanding share of common stock. The Rights will become exercisable if a person or group (an "Acquiring Shareholder") (i) holds 10 percent or more of the Company's common stock and is determined by the Board of Directors to be an "adverse person" as defined by the Plan, or (ii) acquires or makes a tender offer to acquire 15 percent of the Company's common stock. Either such event is referred to as the "Distribution Date". If a person acquires 15 percent of the Company's common stock or is determined by the Board of Directors to be an "adverse person" or, after the "Distribution Date" the Company is merged with any entity, each Right will entitle the holder thereof, other than the Acquiring Shareholder, to purchase $33 worth of the Company's or the surviving corporation's common stock, as the case may be, based on the Company's market price at the time, for $17.

The Rights may be redeemed by the Company at a price of $.0167 per Right until the expiration of the rights or 10 days after any party acquires 15 percent of more of the Company's common stock. Rights are exercisable until the Company's right of redemption discussed above has expired. The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 1997. At July 1, 1994, 147,516,586 shares were reserved for Common Stock Purchase Rights.

At July 1, 1994, a total of 153,237,360 shares of authorized stock were reserved for the above purposes.

15.  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


   (In Thousands)                            1994              1993              1992
                                             ----              ----              ----
PREFERRED STOCK
Shares authorized                          50,000            50,000            50,000
Shares issued                                  --                --                --

COMMON STOCK ($0.50 PAR VALUE)
Shares authorized                         350,000           350,000           350,000
                                         --------          --------          --------
Shares issued at
  beginning of year                        37,196            24,086            24,086
Issuance of a 2-for-1 stock
  split effected in the form of
  a stock dividend (See Note 14)           37,748                --                --
Issuance of a 3-for-2 stock
  split effected in the form of
  a stock dividend (See Note 14)                             12,042                --
Issuance of shares under
  employee benefit plans                      481             1,068                --
Issuance of restricted shares                  70                --                --
Shares in treasury                             --                --              (989)
                                         --------          --------          --------
Shares outstanding                         75,495            37,196            23,097
                                         ========          ========          ========

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year             $129,072          $115,022          $117,267
Issuance of shares under
  employee benefit plans                   10,910            14,050            (2,245)
Restricted shares issued to
  employees, net of unearned
  compensation                              1,197                --                --
                                         --------          --------          --------
Balance at end of year                   $141,179          $129,072          $115,022
                                         ========          ========          ========

RETAINED EARNINGS
Balance at beginning of year             $204,274          $194,569          $181,949
Net earnings                               35,022            19,974            16,277
Issuance of a 2-for-1 stock
  split effected in the form of
  a stock dividend (See Note 14)          (18,873)               --                --
Issuance of a 3-for-2 stock
  split effected in the form of
  a stock dividend (See Note 14)               --            (6,021)               --
Cash dividends(1)                          (4,497)           (4,248)           (3,657)
                                         --------          --------          --------
Balance at end of year                   $215,926          $204,274          $194,569
                                         ========          ========          ========
(1) $0.06 per share, $0.05 5/6 per
      share, and $0.05 1/3 per share
      in 1994, 1993 and 1992,
      respectively

ACCUMULATED TRANSLATION ADJUSTMENTS
Balance at beginning of year             $    946          $  1,351          $  1,635
Foreign currency translation
 adjustments                                 (152)             (405)             (284)
                                         --------          --------          --------
Balance at end of year                   $    794          $    946          $  1,351
                                         ========          ========          ========

TREASURY STOCK
Balance at beginning of year             $     --          $(23,260)         $(31,258)
Issuance of shares under
  employee benefit plans                       --            23,260             7,998
                                         --------          --------          --------
Balance at end of year                   $     --          $     --          $(23,260)
                                         ========          ========          ========


                                                                   SCHEDULE VIII




SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 1, 1994
(In Thousands)




              Col. A                 Col. B                      Col. C                   Col. D      Col. E

                                                             Additions
                                    Balance at    ------------------------------------                Balance at
                                    beginning       Charged to         Charged to                       end of
            Description             of period    costs and expenses other accounts (1)  Deductions(2)   period
            -----------            -----------   ------------------ ------------------  ------------    ------
Deducted on the balance sheet
  from asset to which it applies:

  July 1, 1994 --
  Allowance for doubtful accounts   $  4,224          $     73          $    115         $    (573)      $   3,839
                                    ========          ========          ========         =========       =========

  July 2, 1993 --
  Allowance for doubtful accounts   $  4,160          $    145          $    420         $    (501)      $   4,224
                                    ========          ========          ========         =========       =========

  June 26, 1992 --
  Allowance for doubtful accounts   $  3,885          $  1,036          $    320          $ (1,081)      $   4,160
                                    ========          ========          ========          ========       =========













Notes:

  (1) Represents recoveries on accounts previously written off, and in fiscal 1993, the $167 acquired with the purchase of Nexus Engineering Corp.

  (2)  Amounts represent uncollectible accounts written off.

                                                                     SCHEDULE IX





SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
SCHEDULE IX -- SHORT-TERM BORROWINGS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 1, 1994
(In Thousands)





       Col. A                 Col. B          Col. C           Col. D             Col. E                   Col. F

                                            Weighted          Maximum             Average                 Weighted
                                             average           amount             amount                  average
Category of aggregate       Balance at   interest rate at   outstanding         outstanding            interest rate
short-term borrowings     end of period  end of period(4)  during the period  during the period(2)  during the period(3),(4)
- ---------------------     -------------  -------------     -----------------  -----------------     -----------------
Year ended July 1, 1994:
   Notes payable (1)         $  6,177             8.3%         $  6,474           $  5,493                10.0%
                             ========         =======          ========           ========              ======


Year ended July 2, 1993:
   Notes payable (1)         $  5,656            10.8%         $  6,214           $  6,028                10.7%
                             ========         =======          ========           ========              ======


Year ended June 26, 1992:
   Notes payable (1)         $  3,781            10.3%         $  3,781           $  3,207                10.0%
                             ========         =======          ========           ========              ======









Notes:
   (1) Notes payable represent borrowings under credit arrangements which have no termination date but are reviewed annually for renewal.
   (2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
   (3) The weighted average interest rate during the period was computed by dividing the actual interest expense related to short-term borrowings by average short-term debt outstanding.
   (4)  Represents interest on funds borrowed in foreign currencies.

                                                                      SCHEDULE X



SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 1, 1994
(In Thousands)




              Col. A                 Col. B

                                Charged to costs
               Item               and expenses
               ----             ----------------
Year ended July 1, 1994:
    Advertising costs             $  6,689
                                  ========


Year ended July 2, 1993:
    Advertising costs             $  6,194
                                  ========


Year ended June 26, 1992:
    Advertising costs             $  5,854
                                  ========

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc.
         (Registrant)




/s/ James F. McDonald                                                           September 23, 1994
- -----------------------------------------------                     -------------------------------------------
James F. McDonald                                                                      Date
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ James F. McDonald                                                           September 23, 1994
- -----------------------------------------------                     -------------------------------------------
James F. McDonald                                                                      Date
President and Chief Executive Officer
and Director
(Principal Executive Officer)




/s/ Harvey A. Wagner                                                             September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Harvey A. Wagner                                                                       Date
Senior Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)




/s/ Julian W. Eidson                                                             September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Julian W. Eidson                                                                       Date
Vice President and Controller
(Principal Accounting Officer)

/s/ Marion H. Antonini                                                           September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Marion H. Antonini, Director                                                           Date





/s/ William E. Kassling                                                          September 23, 1994
- -----------------------------------------------                     -------------------------------------------
William E. Kassling, Director                                                          Date





/s/ Wilbur Branch King                                                          September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Wilbur Branch King, Director                                                           Date





/s/ Mylle Bell Mangum                                                           September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Mylle Bell Mangum, Director                                                            Date




/s/ Alonzo L. McDonald                                                           September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Alonzo L. McDonald, Director                                                           Date





/s/ David J. McLaughlin                                                          September 23, 1994
- -----------------------------------------------                     -------------------------------------------
David J. McLaughlin, Director                                                          Date





/s/ James V. Napier                                                             September 23, 1994
- -----------------------------------------------                     -------------------------------------------
James V. Napier, Director                                                              Date





/s/ Sidney Topol                                                                September 23, 1994
- -----------------------------------------------                     -------------------------------------------
Sidney Topol, Director                                                                 Date