Form 10-Q
period 1994-09-30
SCIENTIFIC ATLANTA INC
filed 1994-11-10
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1994
                                    ----------------------------------------

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________________ TO ___________________

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

    AS OF OCTOBER 28, 1994, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 75,842,057 SHARES OF COMMON STOCK.


                                    1 of 8

                        PART I - FINANCIAL INFORMATION

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                        Three Months Ended
                                                              --------------------------------------
                                                              September 30,                October 1,
                                                                  1994                       1993
                                                              -------------               -----------
SALES                                                          $ 232,301                  $  170,292
                                                                --------                   ---------

COSTS AND EXPENSES
    Cost of sales                                                162,436                     120,700
    Sales and administrative                                      33,148                      27,509
    Research and development                                      19,527                      12,290
    Interest expense                                                 228                         252
    Interest (income)                                               (886)                       (841)
    Other (income) expense, net                                       40                        (133)
                                                                --------                   ---------
    Total costs and expenses                                     214,493                     159,777
                                                                --------                   ---------

EARNINGS BEFORE INCOME TAXES                                      17,808                      10,515

PROVISION FOR INCOME TAXES
    Current                                                        6,464                       4,152
    Deferred                                                       (765)                        (787)
                                                                -------                     --------

NET EARNINGS                                                   $  12,109                   $   7,150
                                                                ========                   =========

EARNINGS PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

    PRIMARY                                                    $    0.16                   $    0.09
                                                                ========                   =========

    FULLY DILUTED                                              $    0.16                   $    0.09
                                                                ========                   =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
    PRIMARY                                                       77,910                      77,093
                                                                ========                   =========

    FULLY DILUTED                                                 77,978                      77,135
                                                                ========                   =========

DIVIDENDS PER SHARE PAID                                       $      --                  $ 0.01 1/2
                                                                ========                   =========




                            SEE ACCOMPANYING NOTES



                                    2 of 8

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                   In Thousands
                                                                       -------------------------------------
                                                                       September 30,               July 1,
                                                                           1994                     1994
                                                                      --------------           --------------
                                                                        (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                         $     99,570             $  123,387
      Receivables, less allowance for doubtful
         accounts of $3,581,000 at September 30
         and $3,839,000 at July 1                                            195,680                206,145
      Inventories                                                            171,434                136,813
      Deferred income taxes                                                   29,069                 27,918
      Other current assets                                                     9,850                 10,774
                                                                         -----------              ---------
         TOTAL CURRENT ASSETS                                                505,603                505,037
                                                                         -----------              ---------
   PROPERTY, PLANT AND EQUIPMENT, at cost
      Land and improvements                                                    3,850                  3,823
      Buildings and improvements                                              29,419                 28,890
      Machinery and equipment                                                114,794                108,585
                                                                         -----------              ---------
                                                                             148,063                141,298
      Less-Accumulated depreciation and amortization                          59,618                 55,510
                                                                         -----------              ---------
                                                                              88,445                 85,788
                                                                         -----------              ---------
   COST IN EXCESS OF NET ASSETS ACQUIRED                                       7,501                  7,689
                                                                         -----------              ---------
   OTHER ASSETS                                                               45,511                 41,705
                                                                         -----------              ---------

   TOTAL ASSETS                                                         $    647,060             $  640,219
                                                                         ===========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Short-term debt and current maturities of
         long-term debt                                                 $      8,150             $    6,487
      Accounts payable                                                        90,199                 82,285
      Accrued liabilities                                                     85,671                 95,505
      Income taxes currently payable                                          10,994                 17,989
                                                                         -----------              ---------
         TOTAL CURRENT LIABILITIES                                           195,014                202,266
                                                                         -----------              ---------
   LONG-TERM DEBT, less current maturities                                     1,069                  1,088
                                                                         -----------              ---------
   OTHER LIABILITIES                                                          38,980                 41,219
                                                                         -----------              ---------
   STOCKHOLDERS' EQUITY
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                                         --                     --
      Common stock, $0.50 par value, authorized
         350,000,000 shares; issued 75,783,481 at
         September 30 and 75,494,670 shares at July 1                         37,892                 37,747
      Additional paid-in capital                                             145,374                141,179
      Retained earnings                                                      227,987                215,926
      Accumulated translation adjustments                                        744                    794
                                                                         -----------              ---------
                                                                             411,997                395,646
                                                                         -----------              ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    647,060             $  640,219
                                                                         ===========              =========


                             SEE ACCOMPANYING NOTES





                                     3 of 8

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                        -----------------------------------
                                                                        September 30,             October 1,
                                                                            1994                     1993
                                                                        ------------              ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                        $  (17,340)              $  21,295
                                                                          ---------                --------

INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                            (8,203)                 (5,957)
      Other                                                                  (2,144)                 (1,163)
                                                                          ---------                --------
   Net cash used by investing activities                                    (10,347)                 (7,120)
                                                                          ---------                --------

FINANCING ACTIVITIES:
      Net short-term borrowings                                               1,663                     935
      Principal payments on long-term debt                                      (19)                    (13)
      Dividends paid                                                             --                  (1,117)
      Issuance of common stock                                                2,226                   1,400
                                                                          ---------                --------
      Net cash provided by financing activities                               3,870                   1,205
                                                                          ---------                --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (23,817)                 15,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              123,387                 103,536
                                                                          ---------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   99,570               $ 118,916
                                                                          =========                ========


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                      $      262               $    155
                                                                          =========                =======
      Income taxes paid, net                                             $   12,446               $  2,516
                                                                          =========                =======





                             SEE ACCOMPANYING NOTES





                                     4 of 8

NOTES:


       A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 1994 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

       B. Earnings per share for the three months ended September 30, 1994, and October 1, 1993 has been computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

       C.     Inventories consist of the following:

                                                                        September 30,            July 1,
                                                                             1994                 1994
                                                                       --------------         -------------
              Raw materials and work-in-process                        $      117,421           $   94,890
              Finished goods                                                   54,013               41,923
                                                                       --------------           ----------
              Total inventory                                          $      171,434           $  136,813
                                                                       ==============           ==========

       D. All per share amounts have been restated to reflect the 2-for-1 stock split effected as a dividend issued on October 6, 1994.





                                     5 of 8

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $412.0 million and cash on hand was $99.6 million at September 30, 1994. Cash decreased $23.8 million during the quarter as expenditures for inventories, equipment and expansion of manufacturing capacity, exceeded cash generated from earnings and accounts receivable collections. The current ratio of 2.6:1 at September 30, 1994, compared to 2.5:1 at July 1, 1994. At September 30, 1994, total debt was $9.2 million or 2 percent of total capital invested. Short-term debt consists of borrowings by the company s international operations to support their working capital requirements.

RESULTS OF OPERATIONS

         Sales for the quarter ended September 30, 1994, were $232.3 million, up 36% from the prior years sales of $170.3 million. Strong growth in sales of transmission and addressable converter products coupled with substantial deliveries of satellite equipment to Orbit Communications Company for its direct to home satellite services contributed to the year-to-year increase in sales, which was partially offset by a decline in sales of instrumentation products.

         Gross margins were 30.1 percent, up 1.0 percentage point from a year ago. Gains from overall cost improvements and increased volumes in transmission products were offset partially by unfavorable exchange rate changes in Japanese yen and costs associated with capacity expansion. The company believes that gross margins will be negatively impacted in future periods by planned expansion of manufacturing capacity and the continued increase in sales of addressable converter products which have lower margins than some of the company s other products. Continued strength of the yen would also adversely affect gross margins.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge its purchase commitments for a period of approximately two months.

         Research and development costs were up $7.2 million, or 59 percent, over the prior year due to increased research and development activity, particularly development of digital products. The company anticipates that spending will continue at this level.

         Selling and administrative expense increased $5.6 million, or 20 percent, from the prior year. Increased expenses reflect costs associated with ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing.

         Other expense for the quarter ended September 30, 1994, included net losses of $0.5 million from partnership activities and net gains of $0.5 million from royalty income, rental income and other miscellaneous items. Other income of $0.1 million for the quarter ended October 1, 1993, included net losses from partnership activities of $0.2 million and royalty income, rental income and other miscellaneous items of $0.3 million.

         The company s effective income tax rate was 32 percent for the quarter unchanged from the prior year.

         Net earnings were $12.1 million, up from $7.2 million in the same quarter a year ago. Higher sales volume and improved margins were the major factors in the year-to-year increase.





                                     6 of 8

                          PART II - OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

                 EXHIBIT NO.                        DESCRIPTION
                 -----------                        -----------
                      11                   Computation of Earnings Per Share
                      27                   Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCIENTIFIC-ATLANTA, INC.
                                    ------------------------
                                         (Registrant)



Date:      November 10, 1994        /s/ Harvey A. Wagner
           -----------------        --------------------
                                    Harvey A. Wagner
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer (Principal
                                    Financial Officer and duly authorized
                                    signatory of the Registrant)





                                     7 of 8