Form 10-Q
period 1994-12-30
SCIENTIFIC ATLANTA INC
filed 1995-02-10
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     DECEMBER 30, 1994
                              -------------------------------------------------

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------------

COMMISSION FILE NUMBER 1-5517


                            SCIENTIFIC-ATLANTA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            GEORGIA                                             58-0612397
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

     ONE TECHNOLOGY PARKWAY, SOUTH
          NORCROSS, GEORGIA                                     30092-2967
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

    AS OF JANUARY 27, 1995, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 76,287,772 SHARES OF COMMON STOCK.







                                    1 of 12

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 Three Months Ended                   Six Months Ended
                                        ---------------------------------     ---------------------------------
                                           December 30,     December 31,        December 30,      December 31,
                                              1994              1993               1994              1993
                                        ---------------    --------------     ---------------    --------------
SALES                                       $277,393          $ 178,033          $ 509,694          $348,325
                                            --------          ---------          ---------          --------

COSTS AND EXPENSES
    Cost of sales                            202,058            124,795            364,494           245,495
    Sales and administrative                  34,690             28,770             67,838            56,279
    Research and development                  20,235             14,488             39,762            26,778
    Interest expense                             190                416                418               668
    Interest (income)                           (617)              (756)            (1,503)           (1,597)
    Other (income) expense, net               (1,241)            17,057             (1,201)           16,924
                                            --------          ---------          ---------          --------
    Total costs and expenses                 255,315            184,770            469,808           344,547
                                            --------          ---------          ---------          --------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                22,078             (6,737)            39,886             3,778

PROVISION FOR INCOME TAXES
    Current                                    8,784             (1,232)            15,248             2,920
    Deferred                                  (1,719)              (924)            (2,484)           (1,711)
                                            --------          ---------          ---------          --------

NET EARNINGS (LOSS)                         $ 15,013          $  (4,581)         $  27,122          $  2,569
                                            ========          =========          =========          ========

EARNINGS (LOSS) PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE

    PRIMARY                                 $   0.19          $   (0.06)         $    0.35           $   0.03
                                            ========          =========          =========           ========

    FULLY DILUTED                           $   0.19          $   (0.06)         $    0.35           $   0.03
                                            ========          =========          =========           ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  PRIMARY                                     78,231             77,196             77,923             77,165
                                            ========          =========          =========           ========

    FULLY DILUTED                             78,251             77,196             78,032             77,226
                                            ========          =========          =========           ========

DIVIDENDS PER SHARE PAID                    $   0.03          $0.01 1/2          $    0.03           $   0.03
                                            ========          =========          =========           ========






                             SEE ACCOMPANYING NOTES



                                    2 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                   In Thousands
                                                                       ------------------------------------
                                                                       December 30,               July 1,
                                                                          1994                     1994
                                                                       ------------              ----------
                                                                       (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                        $   69,100                $ 123,387
      Receivables, less allowance for doubtful
         accounts of $4,066,000 at December 30
         and $3,839,000 at July 1                                         229,652                  206,145
      Inventories                                                         195,129                  136,813
      Deferred income taxes                                                30,609                   27,918
      Other current assets                                                  9,342                   10,774
                                                                       ----------                ---------
TOTAL CURRENT ASSETS                                                      533,832                  505,037
                                                                       ----------                ---------
   PROPERTY, PLANT AND EQUIPMENT, at cost
      Land and improvements                                                 7,238                    3,823
      Buildings and improvements                                           31,716                   28,890
      Machinery and equipment                                             128,430                  108,585
                                                                       ----------                ---------
                                                                          167,384                  141,298
      Less-Accumulated depreciation and amortization                       65,059                   55,510
                                                                       ----------                ---------
                                                                          102,325                   85,788
                                                                       ----------                ---------
   COST IN EXCESS OF NET ASSETS ACQUIRED                                    7,314                    7,689
                                                                       ----------                ---------
   OTHER ASSETS                                                            41,335                   41,705
                                                                       ----------                ---------

   TOTAL ASSETS                                                        $  684,806                $ 640,219
                                                                       ==========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Short-term debt and current maturities of
         long-term debt                                                $    6,572                $   6,487
      Accounts payable                                                    102,584                   82,285
      Accrued liabilities                                                  91,567                   95,505
      Income taxes currently payable                                       14,189                   17,989
                                                                       ----------                ---------
         TOTAL CURRENT LIABILITIES                                        214,912                  202,266
                                                                       ----------                ---------
   LONG-TERM DEBT, less current maturities                                  1,057                    1,088
                                                                       ----------                ---------
   OTHER LIABILITIES                                                       39,265                   41,219
                                                                       ----------                ---------
   STOCKHOLDERS' EQUITY
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                                      --                       --
      Common stock, $0.50 par value, authorized
         350,000,000 shares; issued 76,257,545 at
         December 30 and 75,494,670 shares at July 1                       38,129                   37,747
      Additional paid-in capital                                          149,898                  141,179
      Retained earnings                                                   240,721                  215,926
      Accumulated translation adjustments                                     824                      794
                                                                       ----------                ---------
                                                                          429,572                  395,646
                                                                       ----------                ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  684,806                $ 640,219
                                                                       ==========                =========


                             SEE ACCOMPANYING NOTES






                                    3 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 Six Months Ended
                                                                                 ----------------
                                                                       December 30,            December 31,
                                                                           1994                    1993
                                                                       ------------            ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                       $ (28,935)              $  16,268
                                                                        ---------               ---------

INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                         (27,638)                (13,597)
      Proceeds from sale of investment in joint venture                     4,214                     --
      Other, net                                                           (3,461)                   (909)
                                                                        ---------               ---------
   Net cash used by investing activities                                  (26,885)                (14,506)
                                                                        ---------               ---------

FINANCING ACTIVITIES:
      Net short-term borrowings                                                86                     727
      Principal payments on long-term debt                                    (32)                    (27)
      Dividends paid                                                       (2,278)                 (2,239)
      Issuance of common stock                                              3,757                   2,759
                                                                        ---------               ---------
      Net cash provided by financing activities                             1,533                   1,220
                                                                        ---------               ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (54,287)                  2,982

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            123,387                 103,536
                                                                        ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  69,100               $ 106,518
                                                                        =========               =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                     $     438               $     605
                                                                        =========               =========
      Income taxes paid, net                                            $  17,082               $   5,087
                                                                        =========               =========





                             SEE ACCOMPANYING NOTES




                                    4 of 12

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

         B. Earnings per share for the three and six months ended December 30, 1994, and December 31, 1993 has been computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

         C.      Inventories consist of the following:

                                                             December 30,             July 1,
                                                                 1994                  1994
                                                             ------------             --------
                                                              (Unaudited)
                 Raw materials and work-in-process             $128,289               $ 94,890
                 Finished goods                                  66,840                 41,923
                                                               --------               --------
                 Total inventory                               $195,129               $136,813
                                                               ========               ========

         D. All share amounts have been restated to reflect the 2-for-1 stock split effected as a dividend issued on October 6, 1994.









                                   5 of 12

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $429.6 million and cash on hand was $69.1 million at December 30, 1994. Cash decreased $54.3 million during the six months ended December 30, 1994, as expenditures for inventories, equipment and expansion of manufacturing capacity, including the construction of a manufacturing facility in Juarez, Mexico, exceeded cash generated from earnings. The current ratio of 2.5:1 at December 30, 1994, was unchanged from July 1, 1994. At December 30, 1994, total debt was $7.6
million  or  less than  2  percent  of total  capital  invested.   Short-term
debt consists of borrowings by the company's international operations to support their working capital requirements.

         The company is in the process of securing a long-term debt facility to provide funds to supplement those generated internally to
support growth and planned  expansion of manufacturing capacity.   The company
believes it will use a portion of the long-term debt facility prior to the end of the fiscal year.

RESULTS OF OPERATIONS

         Sales for the quarter ended December 30, 1994, were $277.4 million, up 56% from the prior year's sales of $178.0 million. Sales for the six months ended December 30, 1994, were $509.7 million, up 46% over the comparable period of the prior year. During the three and six months ended December 30, 1994, strong growth in sales of transmission and addressable converter products and deliveries of satellite equipment to Orbit Communications Company for its direct to home satellite services contributed to
the year- to-year increases  in sales.   Sales of  instrumentation products
continue to be adversely affected by spending reductions in the defense industry.

         Gross margins of 27.2 percent and 28.5 percent for the three and six months ended December 30, 1994, respectively, declined 2.7 and 1.0 percentage points from the comparable periods of the prior year. Gains from cost improvements in satellite networks and increased volumes in transmission and addressable converter products were offset by unfavorable exchange rate changes in Japanese yen, production startup costs, product mix and costs associated with capacity expansion. The company believes that gross margins will be negatively impacted in future periods by planned expansion of manufacturing capacity and the continued increase in sales of addressable converter products which have lower margins than some of the company's other products. Continued strength of the yen would also adversely affect gross margins.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the company has forward exchange contracts to purchase yen to hedge its purchase commitments for a period of approximately three months.

         Research and development costs increased $5.7 million, or 40 percent, and $13.0 million, or 48 percent, for the three and six months ended December 30, 1994, respectively, over the comparable periods of the prior year due to increased research and development activity, particularly development of digital products. The company anticipates that spending during the second half of fiscal 1995 will continue to increase over the prior year at approximately the same rate as the first half of fiscal 1995.

         Selling and administrative  expense increased 21 percent from  the
prior year.   Increased expenses reflect  costs associated with  ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing.

         Other income of $1.2 million for the quarter ended December 30, 1994, included net gains of $0.6 million from partnership activities and net gains of $0.6 million from foreign currency transactions, rental income and other miscellaneous items. Other income of $1.2 million for the six months ended December 31, 1994, included net gains of $0.3 million from foreign currency transactions, $0.3 million of rental


                                    6 of 12
income and net gains of $0.6 million from royalty income, partnership activities and other miscellaneous items. Other expense of $16.9 million for the six months ended December 31, 1993, included a one-time charge of $17.5 million related to the settlement of securities class action litigation and rental income, gains from the sale of certain assets, and other miscellenaous items of $0.6 million. The litigation settlement was the only significant item in other expense during the quarter ended December 31, 1993.

         The company's effective income tax rate was 32 percent for the quarter unchanged from the prior year.

         Net earnings were $15.0 million and $27.1 million, respectively, for the three and six months ended December 30, 1994. Net earnings, before including the effect of the one-time charge for the legal settlement, were $7.3 million and $14.5 million, respectively, for the comparable
periods of the prior year.   Higher sales volume was the primary factor in
the period-to-period increases.


                                    7 of 12

                          PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

         (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 11, 1994.

         (b)     Election of directors:

                                                 Votes For      Withhold Authority
                                                 ---------      ------------------
                 David J. McLaughlin             62,957,494           261,940
                 James V. Napier                 62,980,176           239,258
                 Sidney Topol                    62,950,059           269,375

         Marion H. Antonini, William E. Kassling, Wilbur B. King, Mylle Bell Mangum, Alonzo L. McDonald and James F. McDonald continue as directors.

         (c)     (i)      Approval of Long-Term Incentive Plan

                          Votes For            Votes Against              Abstain
                          ---------            -------------              -------
                          36,099,625             20,772,354               323,120

                 (ii)     Approval of Senior Officer Annual Incentive Plan

                          Votes For            Votes Against              Abstain
                          ---------            -------------              -------
                          52,170,302             10,326,620               373,433

                 (iii) Selection of Arthur Andersen LLP as independent auditors

                          Votes For            Votes Against              Abstain
                          ---------            -------------              -------
                          62,987,850                112,924               118,660

Item 6   Exhibits and Reports on Form 8-K

         (a)     Exhibits.

              EXHIBIT NO.                  DESCRIPTION
              -----------                  -----------
                 10.1      Long-Term Incentive Plan (incorporated by reference
                           to corresponding exhibit to the proxy statement
                           filed on 10-3-94, except for the change noted on the
                           attached cover page)
                 10.2      Senior Officer Annual Incentive Plan (incorporated
                           by reference to corresponding exhibit to the proxy
                           statement filed on 10-3-94, except for the change
                           noted on the attached cover page)
                  11       Computation of Earnings Per Share
                  27       Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended December 30, 1994.


                                    8 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCIENTIFIC-ATLANTA, INC.
                                ------------------------
                                      (Registrant)


Date: February 10, 1995         /s/ Harvey A. Wagner
      -----------------         ------------------------------------------------
                                Harvey A. Wagner
                                Senior Vice President, Finance
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer and duly authorized
                                signatory of the Registrant)


                                    9 of 12