Form 10-Q
period 1995-03-31
SCIENTIFIC ATLANTA INC
filed 1995-05-05
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995
                               -----------------------

                                      OR

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXHANGE ACT OF 1934

For the transition period from                       to
                                -------------------     --------------------

Commission file number 1-5517


                            SCIENTIFIC-ATLANTA, INC.
            (Exact name of Registrant as specified in its charter)


                 Georgia                                       58-0612397
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

      One Technology Parkway, South
            Norcross, Georgia                                  30092-2967
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

    As of April 28, 1995, Scientific-Atlanta, Inc. had outstanding 76,740,668 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  Three Months Ended                 Nine Months Ended
                                              -------------------------          ---------------------------
                                               March 31,        April 1,         March 31,          April 1,
                                                 1995             1994             1995               1994
                                              ----------        -------          ---------          --------
SALES                                        $   313,510       $204,047          $ 823,204         $ 552,372
                                              ----------        -------           --------          --------
COSTS AND EXPENSES
    Cost of sales                                230,489        140,660            594,983           386,155
    Sales and administrative                      37,806         29,031            105,644            85,310
    Research and development                      22,859         17,164             62,621            43,942
    Interest expense                                 165            230                583               898
    Interest (income)                               (466)          (661)            (1,969)           (2,258)
    Other (income) expense, net                     (387)           113             (1,588)           17,037
                                              ----------        -------           --------          --------
    Total costs and expenses                     290,466        186,537            760,274           531,084
                                              ----------        -------           --------          --------

EARNINGS BEFORE
  INCOME TAXES                                    23,044         17,510             62,930            21,288

PROVISION FOR INCOME TAXES
    Current                                        5,349          5,999             20,597             8,919
    Deferred                                       2,024           (396)              (460)           (2,107)
                                              ----------        -------           --------          --------

NET EARNINGS                                 $    15,671       $ 11,907          $  42,793         $  14,476
                                              ==========        =======           ========          ========

EARNINGS PER COMMON SHARE
    AND COMMON EQUIVALENT SHARE

    PRIMARY                                  $      0.21       $   0.16          $    0.56         $    0.19
                                              ==========        =======           ========          ========

    FULLY DILUTED                            $      0.21       $   0.15          $    0.56         $    0.19
                                              ==========        =======           ========          ========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES AND COMMON
    EQUIVALENT SHARES OUTSTANDING
      PRIMARY                                     76,403         77,120             76,001            77,136
                                              ==========        =======           ========          ========

      FULLY DILUTED                               76,403         77,143             76,001            77,158
                                              ==========        =======           ========          ========

DIVIDENDS PER SHARE PAID                     $     0.015       $  0.015          $   0.045         $   0.045
                                              ==========        =======           ========          ========





                             SEE ACCOMPANYING NOTES





                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                  In Thousands
                                                                      ------------------------------------
                                                                         March 31,               July 1,
                                                                           1995                   1994
                                                                      ---------------         ------------
                                                                        (UNAUDITED)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                        $   60,408                $ 123,387
      Receivables, less allowance for doubtful
         accounts of $4,197,000 at March 31
         and $3,839,000 at July 1                                         247,772                  206,145
      Inventories                                                         226,611                  136,813
      Deferred income taxes                                                29,711                   27,918
      Other current assets                                                  9,130                   10,774
                                                                        ---------                 --------
         TOTAL CURRENT ASSETS                                             573,632                  505,037
                                                                        ---------                 --------
   PROPERTY, PLANT AND EQUIPMENT, at cost
      Land and improvements                                                 7,566                    3,823
      Buildings and improvements                                           35,093                   28,890
      Machinery and equipment                                             140,909                  108,585
                                                                        ---------                 --------
                                                                          183,568                  141,298
      Less-Accumulated depreciation and amortization
                                                                           70,687                   55,510
                                                                        ---------                 --------
                                                                          112,881                   85,788
                                                                        ---------                 --------
   COST IN EXCESS OF NET ASSETS ACQUIRED                                    7,127                    7,689
                                                                        ---------                 --------
   OTHER ASSETS                                                            38,514                   41,705
                                                                        ---------                 --------

   TOTAL ASSETS                                                        $  732,154                $ 640,219
                                                                        =========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Short-term debt and current maturities of
         long-term debt                                                $    2,026                $   6,487
      Accounts payable                                                    131,342                   82,285
      Accrued liabilities                                                 101,037                   95,505
      Income taxes currently payable                                        9,340                   17,989
                                                                        ---------                 --------
         TOTAL CURRENT LIABILITIES                                        243,745                  202,266
                                                                        ---------                 --------
   LONG-TERM DEBT, less current maturities                                  1,040                    1,088
                                                                        ---------                 --------
   OTHER LIABILITIES                                                       36,731                   41,219
                                                                        ---------                 --------
   STOCKHOLDERS' EQUITY
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                                      --                       --
      Common stock, $0.50 par value, authorized
         350,000,000 shares; issued 76,689,864 at
         March 31 and 75,494,670 shares at July 1                          38,345                   37,747
      Additional paid-in capital                                          156,688                  141,179
      Retained earnings                                                   255,243                  215,926
      Accumulated translation adjustments                                     362                      794
                                                                         --------                 --------
                                                                          450,638                  395,646
                                                                         --------                 --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  732,154                $ 640,219
                                                                          =======                 ========


                             SEE ACCOMPANYING NOTES





                                    3 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             Nine Months Ended
                                                                     ------------------------------------
                                                                       March 31,                April 1,
                                                                         1995                    1994
                                                                     ------------             ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                     $ (16,744)                $ 15,336
                                                                        -------                  -------

INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                       (45,299)                 (23,691)
      Proceeds from sale of investment in joint venture                   4,214                       --
      Proceeds from sale of investment in ICT                                --                   11,174
      Investments in joint ventures                                      (2,560)                  (4,240)
      Other, net                                                         (1,573)                     394
                                                                        -------                  --------
   Net cash used by investing activities                                (45,218)                 (16,363)
                                                                        -------                  -------

FINANCING ACTIVITIES:
      Net short-term borrowings                                          (4,461)                   1,395
      Principal payments on long-term debt                                  (48)                    (241)
      Dividends paid                                                     (3,427)                  (3,366)
      Issuance of common stock                                            6,919                    4,300
                                                                        -------                  -------
   Net cash provided (used) by financing activities                      (1,017)                   2,088
                                                                        -------                  -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (62,979)                   1,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          123,387                  103,536
                                                                        -------                  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  60,408                 $104,597
                                                                        =======                  =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                   $     792                 $    807
                                                                        =======                  =======
      Income taxes paid, net                                          $  25,321                 $  5,208
                                                                        =======                  =======





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

      B. Earnings per share for the three and nine months ended March 31, 1995, has been computed based on the weighted average number of shares of common stock outstanding during each period. Earnings per share for the three and nine months ended April 1, 1994 has been computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

      C.     Inventories consist of the following:

                                                                          March 31,              July 1,
                                                                            1995                  1994
                                                                          --------               -------
                                                                         (Unaudited)
             Raw materials and work-in-process                           $ 140,978              $ 94,890
             Finished goods                                                 85,633                41,923
                                                                          --------               -------
             Total inventory                                             $ 226,611              $136,813
                                                                          ========               =======

      D. All share amounts have been restated to reflect the 2-for-1 stock split effected as a dividend issued on October 6, 1994.





                                    5 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $450.6 million and cash on hand was $60.4 million at March 31, 1995. Cash decreased $63.0 million during the nine months ended March 31, 1995, as expenditures for inventories, equipment and expansion of manufacturing capacity, including the construction of a manufacturing facility in Juarez, Mexico, exceeded cash generated from earnings. The current ratio of 2.4:1 at March 31, 1995, compared to 2.5:1 at July 1, 1994. At March 31, 1995, total debt was $3.1 million or less than 1 percent of total capital invested. Short-term debt consists of borrowings by the company's international operations to support their working capital requirements.

         The company is in the process of securing a long-term debt facility to provide funds to supplement those generated internally to support the growth of the company and the planned expansion of manufacturing capacity. The company does not believe it will use any of the long-term debt facility prior to the end of the fiscal year.

RESULTS OF OPERATIONS

         Sales for the quarter ended March 31, 1995, were $313.5 million, up 54 percent from the prior year's sales of $204.0 million. Sales for the nine months ended March 31, 1995, were $823.2 million, up 49 percent over the comparable period of the prior year. During the three and nine months ended March 31, 1995, strong growth in sales of transmission and addressable converter products and deliveries of satellite equipment to Orbit Communications Company for its direct to home satellite services contributed to the year-to-year increases in sales. Sales of instrumentation products continue to be adversely affected by spending reductions in the defense industry.

         Gross margins of 26.5 percent and 27.7 percent for the three and nine months ended March 31, 1995, respectively, declined 4.6 and 2.4 percentage points from the comparable periods of the prior year. Gains from cost improvements in satellite networks and increased volumes in transmission and addressable converter products were offset by unfavorable exchange rate changes in Japanese yen, production startup costs, product mix and costs overruns on defense contracts. The company believes that gross margins may be negatively impacted in future periods by planned expansion of manufacturing capacity and the continued increase in sales of addressable converter products and Sega adapters which have lower margins than some of the company's other products. Continued strength of the yen would also adversely affect gross margins.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the company has forward exchange contracts to purchase yen to hedge its purchase commitments for a period of approximately five months.

         Research and development costs increased $5.7 million, or 33 percent, and $18.7 million, or 43 percent, for the three and nine months ended March 31, 1995, respectively, over the comparable periods of the prior year due to increased research and development activity, particularly development of digital products. The company anticipates that spending during the last quarter of fiscal 1995 will continue to increase over the prior year at approximately the same rate as the first three quarters of fiscal 1995.

         Selling and administrative expense during the three and nine months ended March 31, 1995, increased 30 percent and 24 percent, respectively, over the comparable periods of the prior year. Increased expenses reflect costs associated with ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure of the company to handle the growth the company is experiencing.

         Other income of $1.6 million for the nine months ended March 31, 1995, included net gains from partnership activities, rental income, royalty income and other miscellaneous items. Other expense of $17.0 million for the nine months ended April 1, 1994, included a one-time charge related to the settlement of securities class action litigation of $17.5 million and rental income, gains from the sale of certain





                                    6 of 10
assets, and other miscellaneous items of $0.5 million. There were no significant items in other income and expense during the third quarter of fiscal 1995 or 1994.

         The company's effective income tax rate was 32 percent for the quarter, unchanged from the prior year.

         Net earnings were $15.7 million and $42.8 million, respectively, for the three and nine months ended March 31 1995. Net earnings, before including the effect of the one-time charge for the legal settlement in the second quarter of fiscal 1994, were $11.9 million and $26.4 million, respectively, for the comparable periods of the prior year. Higher sales volume was the primary factor in the period-to-period increases.




                                   7 of 10

                          PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

             (a)   Exhibits.

                   EXHIBIT NO.                     DESCRIPTION
                   -----------                     -----------
                      [S]                  [C]
                      11                   Computation of Earnings Per Share
                      27                   Financial Data Schedule (for SEC use
                                           only)
             (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.





                                    8 of 10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENTIFIC-ATLANTA, INC.
                                          ------------------------
                                                 (Registrant)


Date:      May 5, 1995                    /s/ Harvey A. Wagner
           ------------------------       ---------------------------------
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





                                    9 of 10