Form 10-K
period 1995-06-30
SCIENTIFIC ATLANTA INC
filed 1995-09-13
CIK 87777

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                        Commission file number 1-5517

                          SCIENTIFIC-ATLANTA, INC.
           (Exact name of Registrant as specified in its charter)

                  GEORGIA                                       58-0612397
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification Number)
              or organization)

        ONE TECHNOLOGY PARKWAY, SOUTH                           30092-2967
              NORCROSS, GEORGIA                                 (Zip Code)
  (Address of principal executive offices)

                                  770-903-5000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                   Title of each class                   Name of each exchange
                   -------------------                    on which registered
                 Common Stock, par value                  -------------------
                                                        New York Stock Exchange
                     $0.50 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:        NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  [X]   No   [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at September 8, 1995, was approximately $1,232,761,207.

As of September 8, 1995, the registrant had outstanding 77,030,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Specified portions of the Proxy Statement for the registrant's 1995 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

================================================================================

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

              The Company operates primarily in one business segment, Communications, providing satellite and terrestrial based networks to a range of customers and applications, and providing network management and systems integration to add value to those networks. This segment represents over 90 percent of consolidated sales, operating profit and identifiable assets.

              The Company has evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. The Company's products include receivers, transmitters, distribution amplifiers, modulators, demodulators, signal encoders and decoders, controllers, signal processors, set-top (home communications) terminals, digital audio terminals, fiber optic distribution equipment, and satellite earth station antennas. These products, and integrated systems and networks using these and other products, are sold to CATV system operators, telephone companies, communications carriers, communications network operators, and multi-facility business organizations which use communications satellites for intracompany communications. Sales are also made to independent system integrators, distributors and dealers who resell the products to some of the above types of customers.

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

              Sales of set-top terminals constituted approximately 25% of the Company's total sales for fiscal year 1995, and approximately 21% and 18% of such sales in each of the fiscal years 1994 and 1993, respectively. Proprietary software used in the terminals, as well as system manager software at the headend system, was developed by the Company and is updated from time to time. The Company's new digital home communications terminals will enable subscribers to access new services such as advanced pay-per-view ordering of special events and movies, fully interactive home shopping services, electronic program guides and more.

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

OTHER PRODUCTS AND SERVICES

              The Company produces advanced products and systems that measure, analyze or control processes associated with acoustics, signal analysis and machinery diagnostics. Their applications range from sonars and anti-submarine warfare analysis tools to vibration and acoustic analyzers used to measure jet engine vibration, helicopter rotor wing trim and balance and non-intrusive medical testing. Products include acoustic systems, machinery diagnostic systems, signal processors and trainers and are used in engineering design, structural evolution, acoustic and electronic testing and turbine engine balancing.

              The Company's microwave instrumentation systems are used to design and manufacture antennas for communication and radar systems. Products include pattern recorders, receivers, positioners and various display units, which measure, record and display various characteristics of antennas such as signal pattern, gain, phase, amplitude and frequency.

STATUS OF THE 8600X HOME COMMUNICATIONS TERMINAL

              The Company's rollout of the 8600x home communications terminal was delayed in fiscal 1995 as a result of the continued development of headend software requested by a customer to maximize the functionality of the 8600x terminals. Such software has been fully developed, and the Company does not anticipate any further delays in this rollout.

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

              The Company's sales to various units of the United States Government constituted 11% of the Company's sales for fiscal year 1993. Such sales were less than 10% during fiscal years 1995 and 1994.

              The Company's sales to customers in foreign countries constituted 33% of the Company's total sales for fiscal years 1995 and 1994 and 26% of total sales in fiscal year 1993. Substantially all of these sales were export sales. Foreign subsidiary sales were not material for any of these fiscal years. Sales to no one geographic area constituted 10% or more of the Company's total sales during those years.

              Approximately 12% of the Company's total sales for fiscal year 1995 were made to Time Warner, Inc. and its affiliates, with such sales being comprised of products to be used in the cable industry.

BACKLOG

              The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of June 30, 1995, and July 1, 1994, was $457,455,000 and $405,860,000, respectively.

              The Company believes that approximately 90% of the backlog existing at June 30, 1995 will be shipped within the succeeding fiscal year. The Company includes in its backlog with respect to long-term contracts only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

PRODUCT RESEARCH AND DEVELOPMENT AND PATENTS

              The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by substantial numbers of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1995, 1994 and 1993 were principally for development of commercial cable and telephone digital products, satellite network products and interactive data communications products. In fiscal 1995, 1994 and 1993, the Company's research and development expenses were approximately $83,316,000, $60,417,000 and $60,161,000, respectively.

              The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments.

MANUFACTURING

              The Company develops, designs, fabricates, manufactures, assembles or acquires its products. Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's set-top terminals and certain pole-line hardware for the CATV industry are manufactured by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company commenced its own manufacturing of set-top terminals in fiscal year 1995 in its new Juarez, Mexico facility.

MATERIALS AND SUPPLIES

              The materials and supplies purchased by the Company are standard electronic components, such as custom integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. The principal supplier of the Company's set-top terminals is Matsushita Electronic Components Co., Ltd. The Company also purchases aluminum and steel, including castings and semi-fabricated items produced by a variety of sources. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd., for any significant portion of the materials used in the products it manufactures.

EMPLOYEES

              The Company had approximately 4,700 employees (approximately 700 of which were employed through temporary employment agencies) on June 30, 1995. The Company believes its employee relations are satisfactory.

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

INDUSTRY REGULATORY UNCERTAINTY AND RESTRUCTURING

              Federal, state and local regulatory uncertainty was a dominant feature of the communications industry during fiscal 1995, and such uncertainty is expected to continue for all or a portion of fiscal 1996. During 1995, the House and the Senate passed differing telecommunications reform bills aimed at deregulating and removing barriers to competition in the telecommunications industry. It is not known when (or whether) the Senate and House bills will be reconciled and passed by both houses of Congress and signed by President Clinton.

              Several states passed legislation designed to deregulate their telecommunications industries and several regional telephone companies challenged in court existing laws and regulations that prohibit or limit their entry into cable service.

              Most of the regional Bell operating companies filed applications under Section 214 of the Federal Communications Act for the construction and operation of video delivery systems called "video dialtone networks." Some of these applications were granted, some delayed or denied and some withdrawn. In at least one case, a regional telephone company chose to proceed with a cable television franchise without filing an application under Section 214 in apparent contradiction of FCC regulations.

              As the regional telephone companies sought entry into the video delivery industry during fiscal 1995, the cable industry itself was changing through consolidation, merger, acquisition and exchanges of local cable systems. Regional telephone companies also acquired cable companies outside of their regions. At the same time that telephone companies were attempting to develop or acquire video networks, some of the traditional cable operators began efforts to provide telephony on their networks.

              Uncertainty and change were also prevalent with respect to sources for content for video entertainment networks. Some content providers formed alliances or joint ventures with other content and network providers, including cable companies and telephone companies. Proposed acquisitions of two of the major broadcast networks (ABC and CBS) were announced.

              Overall, the telecommunications industry was characterized during fiscal 1995 by a changing yet uncertain regulatory climate, the beginning of competition between cable companies and telephone companies, consolidation of cable franchise territories, and uncertainty in the source of program content. These factors caused a degree of uncertainty in the demand for the Company's products. It is not possible to predict the impact of these factors on future orders and sales volumes.


ITEM 2.       PROPERTIES

              The Company owns office and manufacturing facilities in metropolitan Atlanta, Georgia, San Diego, California, and Juarez, Mexico, which comprise five sites containing a total of approximately 561,800 square feet.

              The Company also owns approximately 130 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located, and 219 acres of land in Walton County, Georgia, held for future antenna test range expansion. The Company presently owns one building and leases two buildings in San Diego County, California, all of which are not required for present operations and are under lease or sublease to other tenants.

              Additional major manufacturing facilities containing an aggregate of approximately 437,200 square feet are leased by the Company at the following locations under leases expiring (including renewal options) from 1996 to 2015:


              LOCATION                                 APPROXIMATE FOOTAGE
              --------                                 -------------------
              Doraville (Atlanta), Georgia                    63,500

              Toronto, Ontario                                16,000

              Norcross (Atlanta), Georgia                    332,700

              Vancouver, British Columbia                     25,000

              The Company also leases office and warehouse space in several buildings in the Atlanta, Georgia, San Jose, California, and Tempe, Arizona areas and leases sales and service offices in 24 U.S. and foreign cities.


ITEM 3.       LEGAL PROCEEDINGS

              The Company is not a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 30, 1995.

                      EXECUTIVE OFFICERS OF THE COMPANY

         The following persons are the executive officers of the Company:

                                         Executive
     Name                        Age   Officer Since     Present Office
     ----                        ---   -------------     --------------
     James F. McDonald            55       1993          President and
                                                         Chief Executive Officer

     John E. Breyer               60       1989          Senior Vice President
                                                         and Group President

     William E. Eason, Jr.        52       1993          Senior Vice President,
                                                         General Counsel and
                                                         Corporate Secretary

     H. Allen Ecker               59       1979          Senior Vice President,
                                                         Technical Operations

     Brian C. Koenig              48       1988          Senior Vice President,
                                                         Human Resources

     John H. Levergood            61       1992          Senior Vice President
                                                         and Group President

     Raymond D. Lucas             57       1989          Senior Vice President,
                                                         Strategic Operations

     Jack W. Simpson              53       1993          Senior Vice President
                                                         and Group President

     Harvey A. Wagner             54       1994          Senior Vice President,
                                                         Chief Financial Officer
                                                         and Treasurer

     Julian W. Eidson             56       1978          Vice President
                                                         and Controller

     Larry L. Enterline           42       1995          Vice President

     Robert C. McIntyre           44       1995          Vice President

     Conrad Wredberg, Jr.         54       1995          Vice President

         Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

         Mr. McDonald was elected President and Chief Executive Officer of the Company effective July 15, 1993. He was a general partner of J. H. Whitney & Company, a private investment firm, from 1991 until his employment by the Company. From 1989 to 1991 he was President and Chief Executive Officer of Prime Computer, Inc., a supplier of CAD/CAM software and computer systems. Prior to that time he was President and Chief Operating Officer of Gould, Inc., a computer and electronics company (1984 to 1989) and held a variety of positions with IBM Corporation (1963 to 1984).

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

         Mr. Koenig was elected Senior Vice President, Human Resources in 1995. Prior to that time he served as Vice President, Human Resources for more than five years.

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

         Mr. Enterline has been employed by the Company in a variety of positions since 1989. He was elected Vice President in February, 1995.

         Mr. McIntyre was elected Vice President in February, 1995. He has been employed by the Company since 1991. Prior to his employment with the Company, Mr. McIntyre was employed by Augat, Inc., a computer components supplier, as Vice President and General Manager of its Interconnection Products Division, from 1988 to 1991.

         Mr. Wredberg joined the Company in 1995 and was elected to the position of Vice President in May, 1995. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semiconductors, from 1985 until 1995.

         All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                   PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

              The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 8, 1995, was 6,256.

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

              Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1995 and 1994 is included in Note 5 of the Notes to Financial Statements included in this Report.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements of the Company and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 11 through 29 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                   PART III

              Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1995 fiscal year.

                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         (1) The consolidated financial statements listed below are included on pages 11 through 28 of this Report.

                      Report of Independent Public Accountants

                      Consolidated Statement of Financial Position
                             as of June 30, 1995 and July 1, 1994

                      Consolidated Statement of Earnings for each of the
                             three years in the period ended June 30, 1995

                      Consolidated Statement of Cash Flows for each of the
                             three years in the period ended June 30, 1995

                      Notes to Consolidated Financial Statements

         (2)    Financial Statement Schedule:

                                                                                      Page
                                                                                      ----
                Schedule II    Valuation  and  Qualifying  Accounts for Each of        29
                               the Three  Years in the  Period  ended  June 30,
                               1995

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

         (3)    Exhibits:

                  (3)  (a)   The following is incorporated by reference to
                             the registrant's report on Form 10-K for its fiscal year ended June 29, 1990:

                             (i)   Amended and Restated Articles of
                                   Incorporation, as amended.

                       (b) The following is incorporated by reference to the registrant's report on form 10-K for its fiscal year ended July 1, 1994:

                                (i)   By-laws of registrant, as amended.

                  (10) MATERIAL CONTRACTS -

                       (a) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended March 31, 1987:

                                (i) Agreement pertaining to the compensation of Sidney Topol.*

                       (b) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended December 29, 1989:

                                (i)   Scientific-Atlanta, Inc. Non-Employee
                                      Directors Stock Option Plan. *

                       (c) The following material contracts are incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended June 26, 1992:

                             (i) Scientific-Atlanta, Inc. 1981 Incentive Stock Option Plan, as amended.*

                             (ii) 1985 Executive Deferred Compensation Plan of Scientific-Atlanta, Inc., as amended.*

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

                             (iv) Scientific-Atlanta, Inc. Long Term Incentive Compensation Plan, as amended.*

                             (v) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option Plan for Key Employees, as amended.*

                      (d) The following material contract is incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended July 2, 1993:

                             (i) Scientific-Atlanta, Inc. 1992 Employee Stock Option Plan.*

                      (e) The following material contracts are incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended July 1, 1994:

                             (i)   Scientific-Atlanta, Inc. Supplemental
                                   Executive Retirement Plan. *

                             (ii) 1994 Scientific-Atlanta, Inc. Executive Deferred Compensation Plan.*

                             (iii) Form of Severance Protection Agreement
                                   between the Registrant and Certain Officers and Key Employees.*

                             (iv) Scientific-Atlanta, Inc. Retirement Plan for Non-Employee Directors, as amended.*

                      (f) The following material contract is incorporated by reference to the exhibit filed with the registrant's proxy statement filed on October 3, 1994, as amended by the revised cover page thereto incorporated by reference to the registrant's report on Form 10-Q for the fiscal quarter ended December 31, 1994:

                             (i) Scientific-Atlanta, Inc. Long-Term Incentive Plan, adopted by the shareholders on November 11, 1994.*

                      (g) Credit Agreement, dated May 11, 1995, by and between the Company and NationsBank of Georgia, National Association, for itself and as agent for other banks participating in the credit facility.

                (11)  Computation of Earnings Per Share of Common Stock

                (23)  Consent of Independent Public Accountants

                (27)  Financial Data Schedule

                ___________________

* Indicates management contract or compensatory plan or arrangement.

      (b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 30, 1995 and July 1, 1994 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended June 30, 1995 appearing on pages 13, 17 and 19, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 30, 1995 and July 1, 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As explained in Notes 9 and 10 to the financial statements, effective June 27, 1992, the Company changed its method of accounting for income taxes, postretirement and postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Atlanta, Georgia                                  ARTHUR ANDERSEN LLP
August 4, 1995

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

Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 30, 1995 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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

/s/ James F. McDonald                     /s/ Harvey A. Wagner
-------------------------------------     -------------------------------------
James F. McDonald                         Harvey A. Wagner
President and Chief Executive Officer     Senior Vice President
                                          Chief Financial Officer and Treasurer

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION


Scientific-Atlanta had stockholders' equity of $474.2 million and cash on hand of $80.3 million at June 30, 1995. The current ratio of 2.2:1 at June 30, 1995 compared to 2.5:1 at July 1, 1994. Cash on hand and cash generated from earnings was used to fund working capital requirements and for capital expenditures.

CASH AND CASH EQUIVALENTS at the end of 1995 were $80.3 million, down from $123.4 million last year. Cash decreased as expenditures for inventories, equipment and expansion of manufacturing capacity exceeded cash generated from earnings. Ending working capital, excluding cash, was $259.4 million, or 22.6 percent of sales, as compared to 22.1 percent in the prior year.

RECEIVABLES were $243.4 million at year-end, compared to $206.1 million at the prior fiscal year-end. The increase reflects the sales growth in 1995. Average days sales outstanding decreased to 71 for 1995 from 74 for 1994. The allowance for doubtful accounts as a percent of gross receivables declined in 1995 due to a lower level of delinquent balances and write-offs.

INVENTORY TURNOVER was 4.2 times in 1995, compared to 4.4 in the prior year.
   Inventories of $257.4 million at year-end were $120.6 million higher than at the end of the prior year, reflecting the higher production and sales levels in 1995 and delays in the shipments of certain home communications terminals.

CURRENT DEFERRED INCOME TAXES increased $0.4 million due to increases in nondeductible reserves.

OTHER CURRENT ASSETS, which include prepaid insurance, deposits, royalties, license fees and other miscellaneous prepaid expenses, decreased $4.8 million due primarily to lower deposits and royalties.

NET PROPERTY, PLANT AND EQUIPMENT increased by $38.8 million in 1995 as capital spending exceeded depreciation and disposals. Capital additions of $64.8 million included expenditures for equipment and expansion of manufacturing capacity including the construction of a manufacturing facility in Juarez, Mexico.

COST IN EXCESS OF NET ASSETS ACQUIRED decreased in 1995, reflecting amortization of goodwill.

OTHER ASSETS, which include license fees, investments, noncurrent deferred tax charges, intellectual property, various prepaid expenses and cash surrender value of company-owned life insurance, decreased $3.4 million in 1995 due primarily to lower prepaid license fees. See Note 2.

TOTAL BORROWINGS at year-end amounted to $2.2 million, down $5.4 million from the prior year. The borrowings include industrial development bonds and working capital loans for foreign subsidiaries. Working capital borrowings by foreign subsidiaries were reduced $5.1 million during 1995. Details of borrowings are shown in Note 6.

   In May 1995 the Company established a $300 million senior credit facility consisting of a $150 million one-year facility and a $150 million five-year facility to be available for general corporate purposes. There were no borrowings under this facility at June 30, 1995. The facility will be used to supplement funds generated internally to support the growth of the Company.

ACCOUNTS PAYABLE were $148.3 million at year-end, up from $82.3 million last year. The increase reflects higher production and inventory levels and an increase to 43 days in accounts payable from 33 in 1994.

ACCRUED LIABILITIES of $113.9 million include accruals for compensation, warranty and service, customer down-payments and taxes, excluding income taxes. Higher accruals for compensation and retirement benefits and other miscellaneous accruals were the principal factors in the year-to-year increase. See Note 7 for details.

OTHER LIABILITIES of $34.6 million are comprised of deferred compensation, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 8 for details.

STOCKHOLDERS' EQUITY was $474.2 million at the end of 1995, up $78.5 million from the prior year. Net earnings of $63.5 million and the issuance of stock grants and stock pursuant to stock option plans of $19.7 million were partially offset by dividends of $4.6 million and a decrease in accumulated translation adjustments. See Note 15 for details of changes in stockholders' equity.

RETURN ON AVERAGE STOCKHOLDERS' EQUITY for 1995 was 14.7 percent, up from 9.5 percent the prior year, reflecting improved earnings performance.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                    In Thousands
                                                                                -------------------
                                                                                   1995      1994
===================================================================================================
ASSETS
         CURRENT ASSETS

             Cash and cash equivalents                                          $ 80,311   $123,387
             Receivables, less allowance for doubtful accounts of
                $3,823,000 in 1995 and $3,839,000 in 1994                        243,420    206,145
             Inventories                                                         257,427    136,813
             Deferred income taxes                                                28,271     27,918
             Other current assets                                                  5,950     10,774
                                                                                --------   --------
                 TOTAL CURRENT ASSETS                                            615,379    505,037
                                                                                --------   --------
         PROPERTY, PLANT, AND EQUIPMENT, at cost

             Land and improvements                                                 7,005      3,823
             Buildings and improvements                                           36,847     28,890
             Machinery and equipment                                             145,301    108,585
                                                                                --------   --------
                                                                                 189,153    141,298
             Less-Accumulated depreciation and amortization                       64,539     55,510
                                                                                --------   --------
                                                                                 124,614     85,788
                                                                                --------   --------
         COST IN EXCESS OF NET ASSETS ACQUIRED                                     6,940      7,689
                                                                                --------   --------
         OTHER ASSETS                                                             38,331     41,705
                                                                                --------   --------
         TOTAL ASSETS                                                           $785,264   $640,219
                                                                                ========   ========
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

             Short-term debt and current maturities of long-term debt           $  1,386   $  6,487
             Accounts payable                                                    148,260     82,285
             Accrued liabilities                                                 113,947     95,505
             Income taxes currently payable                                       12,121     17,989
                                                                                --------   --------
                 TOTAL CURRENT LIABILITIES                                       275,714    202,266
                                                                                --------   --------

         LONG-TERM DEBT, less current maturities                                     773      1,088
                                                                                --------   --------
         OTHER LIABILITIES                                                        34,588     41,219
                                                                                --------   --------
         COMMITMENTS AND CONTINGENCIES (NOTE 13)

         STOCKHOLDERS' EQUITY

             Preferred stock, authorized 50,000,000 shares; no shares issued          --         --
             Common stock, $0.50 par value, authorized 350,000,000 shares,
               issued 76,950,029 shares in 1995 and 75,494,670 shares in 1994     38,475     37,747
             Additional paid-in capital                                          160,206    141,179
             Retained earnings                                                   274,840    215,926
             Accumulated translation adjustments                                     668        794
                                                                                --------   --------
                                                                                 474,189    395,646
                                                                                --------   --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $785,264   $640,219
                                                                                --------   --------
---------------------------------------------------------------------------------------------------



See accompanying notes

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

The Consolidated Statement of Earnings summarizes Scientific-Atlanta's operating performance over the last three years, during which time the company has accelerated development of new products and expanded into international markets.

EARNINGS IN 1995 WERE UP $28.5 MILLION OVER 1994.

     Higher sales volume was the primary factor in the year-to-year increase.

     Earnings in 1994 were up $15.0 million over 1993. Higher sales volume and improved margins were the primary factors in the increase.

     The Company's fiscal year is comprised of fifty-two or fifty-three weeks, ending on the Friday nearest to June 30 each year. Fiscal years 1995 and 1994 included fifty-two weeks while fiscal year 1993 included fifty-three weeks. The effect on the results of operations of the inclusion of fifty-two weeks in 1995 and 1994 versus fifty-three weeks in 1993 was not material.

SALES INCREASED 41 PERCENT OVER 1994. Strong growth in sales volume of transmission and addressable converter products and Sega game adapters and deliveries of equipment to Orbit Communications Company for its direct to home satellite services contributed to the year-to-year increase in sales. Sales of instrumentation products continue to be adversely affected by spending reductions in the defense industry. International sales were 33 percent of total sales in 1995.

     Sales in 1994 increased 11 percent over 1993. Continued strong sales volume growth in cable television distribution equipment and addressable home communications terminals (converters) and significant improvement in sales of network systems were offset partially by reduced sales due to completion of the PrimeStar television contract, lower digital audio sales and sales of defense related products. International sales increased to 33 percent of total sales in 1994, up from 26 percent in the prior year. Higher sales of cable equipment and network systems contributed to the growth in international sales.

COST OF SALES AS A PERCENT OF SALES INCREASED 2.2 PERCENTAGE POINTS OVER 1994.
     Gains from cost improvements in satellite networks and increased volumes in transmission and addressable converter products were offset by unfavorable exchange rate changes in Japanese yen, production startup costs, product mix and cost overuns on defense contracts. The Company believes that gross margins may be negatively impacted in future periods by planned expansion of manufacturing capacity and the continued increase in sales of addressable converter products and Sega adapters which have lower margins than some of the Company's other products. Continued strength of the yen would also adversely affect gross margins.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the Company has forward exchange contracts to purchase yen to hedge its exposure on purchase commitments for a period of twelve months.

     Cost of sales as a percent of sales decreased 2.2 percentage points in 1994. Favorable mix change was the primary factor in the year-to-year improvement. Manufacturing efficiencies, higher margins on addressable converter products and improved program management also contributed to the improved margins.

SALES AND ADMINISTRATIVE EXPENSE INCREASED 26 PERCENT OVER THE PRIOR YEAR.
     Increased expenses reflect costs associated with ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure of the Company to handle the growth the Company is experiencing. Sales and administrative expenses as a percent of sales declined to 13 percent in 1995 from 14 percent in 1994.

     Sales and administrative expense increased 3 percent in 1994. Increases in sales and marketing costs associated with expansion into international markets and the introduction of new products were offset slightly by administrative costs which declined 2 percent, primarily due to lower professional fees.

RESEARCH AND DEVELOPMENT EXPENSES INCREASED $22.9 MILLION OVER THE PRIOR YEAR.
     Increased research and development activity, particularly development of digital products, was the primary factor in the year-to-year increase. Product development activity is expected to continue near current levels.

     Research and development expenses of $60.4 million in 1994 were up slightly over the prior year. Accelerated research and development activity, particularly development of digital products, was offset by declines in defense related products and the reallocation of engineering resources from research and development efforts to specific customer orders. The revenue from these orders was recognized in 1995, and, accordingly the related costs were inventoried at July 1, 1994.

INTEREST EXPENSE WAS $0.8 MILLION IN 1995 AND $1.1 MILLION IN 1994. The decrease reflects lower average working capital borrowings by foreign subsidiaries.

INTEREST INCOME WAS $2.8 MILLION IN 1995 AND $3.2 MILLION IN 1994. The decrease in interest income reflects lower average cash balances.

OTHER INCOME WAS $1.5 MILLION IN 1995. Other income included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

     Other expense of $17.4 million in 1994 included a $17.5 million charge to settle securities class action litigation, losses of $1.0 million from partnership activities and net gains from other miscellaneous items of $1.1 million.

     The securities class action suit, which was filed in 1988, related to events which occurred during the early 1980's principally as a result of the difficulties experienced by the Company in the production and delivery of a new product. The Company firmly believes it fully complied with the law in this matter and that the suit was without merit. The litigation was settled in 1994 in the best interest of the Company's shareholders to avoid protracted and costly legal proceedings and eliminate the uncertainty of a jury trial.

THE PROVISION FOR INCOME TAXES WAS 32 PERCENT OF PRE-TAX EARNINGS IN 1995,
     UNCHANGED FROM THE PRIOR YEAR. The provision for income taxes was 25 percent of pre-tax earnings in 1993. The lower provision in 1993 reflects interest income on tax-exempt investments and benefits from international tax planning. Details of the provision for income taxes are discussed in
     Note 9.

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

EARNINGS PER SHARE OF $0.83 IN 1995 INCREASED $0.37 AFTER AN INCREASE OF $0.19
     IN 1994. Shares outstanding and share equivalents decreased slightly to
     76.2 million in 1995 from 76.6 million in 1994.

                    (THIS PAGE INTENTIONALLY LEFT BLANK.)

CONSOLIDATED STATEMENT OF EARNINGS

         (In Thousands, Except Per Share Data)                       1995               1994             1993
----------------------------------------------------------------------------------------------------------------
SALES                                                            $1,146,502            $811,583         $730,632
                                                                 ----------            --------         --------
COSTS AND EXPENSES

         Cost of sales                                              825,254             566,729          526,227
         Sales and administrative                                   148,077             117,604          114,040
         Research and development                                    83,316              60,417           60,161
         Interest expense                                               775               1,066              933
         Interest income                                             (2,837)             (3,151)          (2,933)
         Other (income) expense, net                                 (1,524)             17,416             (694)
                                                                 ----------            --------         --------
                                                                  1,053,061             760,081          697,734
                                                                 ----------            --------         --------
EARNINGS BEFORE INCOME TAXES AND
ACCOUNTING CHANGES                                                   93,441              51,502           32,898


PROVISION FOR INCOME TAXES                                           29,901              16,480            8,224
                                                                 ----------            --------         --------

EARNINGS BEFORE ACCOUNTING CHANGES                                   63,540              35,022           24,674

         Cumulative effect of changes in accounting
         for postretirement benefits, postemployment
         benefits and income taxes                                       --                  --           (4,700)

NET EARNINGS                                                       $ 63,540            $ 35,022         $ 19,974
                                                                   ========            ========         ========
EARNINGS PER COMMON SHARE AND
COMMON EQUIVALENT SHARE

         Primary

               Before accounting changes                         $     0.83            $   0.46         $   0.33

               Accounting changes                                        --                  --            (0.06)
                                                                 ----------            --------         --------
               Net earnings                                      $     0.83            $   0.46         $   0.27
                                                                 ==========            ========         ========
          Fully diluted                                          $     0.83            $   0.46         $   0.27
                                                                 ==========            ========         ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON EQUIVALENT SHARES OUTSTANDING

         Primary                                                     76,194              76,638           75,082
                                                                 ==========            ========         ========
         Fully diluted                                               76,194              77,105           75,257
                                                                 ==========            ========         ========

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS


The Statement of Cash Flows summarizes the main sources of Scientific-Atlanta's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

    Cash on hand at the end of 1995 was $80.3 million. Cash on hand and cash generated from earnings were used for capital expenditures and to fund working capital requirements.

    In May 1995 the Company established a $300 million senior credit facility consisting of a $150 million one-year facility and a $150 million five-year facility to be available for general corporate purposes. There were no borrowings under this facility at June 30, 1995. The facility will be used to supplement funds generated internally to support the growth of the Company.

CASH PROVIDED BY OPERATING ACTIVITIES was $24.0 million for 1995, compared to
    $48.5 million for 1994. In 1995 and 1994 cash provided by improved earnings and increases in payables was partially offset by increases in inventories and accounts receivable. See Management's Discussion of the Statement of Financial Position for details of this performance.

CASH USED BY INVESTING ACTIVITIES of $65.3 million during 1995 included expenditures of $64.8 million for equipment and expansion of manufacturing capacity, including the construction of a manufacturing facility in Juarez, Mexico. In 1994, cash used by investing activities included $34.9 million for purchases of plant and equipment and $5.2 million for investments in partnerships. Expenditures focused on increased capacity and productivity improvements. Cash provided by investing activities included $11.2 million from the sale of ICT shares.

CASH USED BY FINANCING ACTIVITIES WAS $1.8 MILLION IN 1995. The issuance of stock pursuant to stock option and employee benefit plans generated $8.2 million. Cash used by financing activities included a $5.1 million reduction of working capital borrowings by foreign subsidiaries and dividend payments of $4.6 million.

    Cash provided by financing activities was $0.8 million in 1994. The issuance of stock pursuant to stock option and employee benefit plans and increases in short-term borrowings generated $5.0 million and $0.5 million, respectively, of cash during the year.

CONSOLIDATED STATEMENT OF CASH FLOWS


         (In Thousands)                                                   1995              1994          1993
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

         NET EARNINGS                                                   $  63,540        $  35,022      $ 19,974
                Adjustments to reconcile net earnings to net cash
            provided by operating activities:
                Depreciation and amortization                              29,790           20,938        19,068
                Cumulative effect of accounting changes                        --               --         4,700
                Compensation related to stock benefit plans                 6,051            4,787         2,056
                Provision for losses on accounts receivable                   343               73           145
                Loss on sale of property, plant and equipment                 625              824           517
                Losses of partnerships                                        386              475            --
            Changes in operating assets and liabilities:
                Receivables                                               (37,618)         (55,367)      (23,212)
                Inventories                                              (120,614)         (12,063)      (21,998)
                Deferred income taxes                                        (353)          (2,582)        7,416
                Accounts payable and accrued liabilities                   80,067           57,736        15,062
                Other assets                                                3,025          (22,881)       (5,939)
                Other liabilities                                          (1,021)          21,735         1,903
                Net effect of exchange rate fluctuations                     (208)            (163)         (374)
                                                                        ---------        ---------      --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                         24,013           48,534        19,318
                                                                        ---------        ---------      --------
INVESTING ACTIVITIES:

            Purchases of property, plant and equipment                    (64,787)         (34,904)      (23,998)
            Payment for businesses purchased                               (1,634)          (1,060)       (6,701)
            Proceeds from the sale of property, plant
                and equipment                                                 510              596         2,292
            Proceeds from the sale of investments                           4,214           11,174            --
            Investment in and advances to partnerships                     (3,560)          (5,240)           --
                                                                        ---------        ---------      --------
         NET CASH USED BY INVESTING ACTIVITIES                            (65,257)         (29,434)      (28,407)
                                                                        ---------        ---------      --------

FINANCING ACTIVITIES:

            Net short-term borrowings (payments)                           (5,101)             520         1,875
            Principal payments on long-term debt                             (315)            (305)         (300)
            Dividends paid                                                 (4,578)          (4,497)       (4,248)
            Issuance of stock                                               8,162            5,033        24,410
                                                                        ---------        ---------      --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  (1,832)             751        21,737
                                                                        ---------        ---------      --------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (43,076)          19,851        12,648
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   123,387          103,536        90,888
                                                                        ---------        ---------      --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  80,311        $ 123,387      $103,536
                                                                        =========        =========      ========

See accompanying notes.

SELECTED FINANCIAL DATA

    (Dollars in Thousands, Except Per Share Data)                 1995          1994        1993        1992        1991
--------------------------------------------------------------------------------------------------------------------------
SALES                                                        $ 1,146,502     $ 811,583   $ 730,632   $ 580,831    $493,653
==========================================================================================================================
   Cost of Sales                                                 825,254       566,729     526,227     408,845     353,190
   Sales and Administrative Expense                              148,077       117,604     114,040     102,144      97,050
   Research and Development Expense                               83,316        60,417      60,161      52,267      49,175
   Interest Expense                                                  775         1,066         933         568       1,106
   Interest Income                                                (2,837)       (3,151)     (2,933)     (4,424)     (6,221)
   Other (Income) Expense, Net                                    (1,524)       17,416        (694)       (271)     (2,179)
==========================================================================================================================
EARNINGS BEFORE INCOME TAXES AND
ACCOUNTING CHANGES                                                93,441        51,502      32,898      21,702       1,532
--------------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                        29,901        16,480       8,224       5,425         475
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                                63,540        35,022      24,674      16,277       1,057
--------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                               --            --      (4,700)         --          --
--------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                 $    63,540     $  35,022   $  19,974   $  16,277    $  1,057
--------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE BEFORE
ACCOUNTING CHANGES                                           $      0.83     $    0.46   $    0.33   $    0.23    $   0.02
--------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                                   $      0.83     $    0.46   $    0.27   $    0.23    $   0.02
--------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PAID PER SHARE                                $      0.06     $    0.06   $0.05 5/6   $0.05 1/3    $0.05 1/3
--------------------------------------------------------------------------------------------------------------------------

==========================================================================================================================
WORKING CAPITAL                                              $   339,665     $ 302,771   $ 280,616   $ 233,691    $226,190
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $   785,264     $ 640,219   $ 524,210   $ 440,913    $394,211
--------------------------------------------------------------------------------------------------------------------------

==========================================================================================================================
   Short-Term Debt and Current Maturities                    $     1,386    $    6,487  $    5,962  $    4,081  $      608
   Long-Term Debt                                                    773         1,088       1,398       1,704       2,004
   Stockholders' Equity                                          474,189       395,646     352,890     299,725     281,636
==========================================================================================================================

TOTAL CAPITAL INVESTED                                       $   476,348    $  403,221  $  360,250  $  305,510  $  284,248
--------------------------------------------------------------------------------------------------------------------------

==========================================================================================================================
SALES PER EMPLOYEE                                           $       253    $      220  $      213  $      190  $      165
--------------------------------------------------------------------------------------------------------------------------

==========================================================================================================================
GROSS MARGIN % TO SALES                                             28.0%         30.2%       28.0%       29.6%       28.5%
==========================================================================================================================

NET RETURN ON SALES                                                  5.5%          4.3%        2.7%        2.8%        0.2%
==========================================================================================================================

RETURN ON AVERAGE STOCKHOLDERS' EQUITY                              14.7%          9.5%        6.1%        5.7%        0.4%
==========================================================================================================================

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END
The Company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:
         1995:   June 30, 1995
         1994:   July 1, 1994
         1993:   July 2, 1993

Fiscal 1993 includes fifty-three weeks.

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

METHOD OF RECORDING CONTRACT PROFITS
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. These receivables from commercial customers and government agencies were $32,738 at June 30, 1995, and $17,628 at July 1, 1994. It is anticipated that substantially all such amounts will be collected within one year.

DEPRECIATION, MAINTENANCE AND REPAIRS
Depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. The cost and accumulated depreciation of property retired or otherwise disposed of are removed from the respective accounts, and the gains or losses thereon are included in the consolidated statement of earnings.

WARRANTY COSTS
The Company accrues warranty costs at the time of sale. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

EARNINGS PER SHARE
Earnings per share in 1995 was computed based on the weighted average number of shares of common stock outstanding. Earnings per share in 1994 and 1993 were computed based on the weighted average number of shares of common stock outstanding and equivalent shares derived from dilutive stock options.

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

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                                  1995         1994
                              --------     --------
Raw Materials and
     Work-In-Process          $142,418     $ 94,890
Finished Goods                 115,009       41,923
                              --------     --------
Total Inventory               $257,427     $136,813
                              ========     ========

COST IN EXCESS OF NET ASSETS ACQUIRED
Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over seventeen years.

FINANCIAL PRESENTATION
Certain prior year amounts have been reclassified to conform with the current year presentation. All per share amounts have been restated to reflect the 2-for-1 stock split effected as a dividend issued in October 1994 and the 3-for-2 stock split effected as a dividend issued in December 1992.

2.  INVESTMENTS AND ACQUISITION

During 1994 the Company entered into partnership agreements in connection with the formation of two joint ventures, Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd., and invested a total of $5,240 in the partnerships. During 1995 the Company invested an additional $2,410 in these partnerships and disposed of its investment in Comunicaciones Broadband for a loss of $0.2 which was included in other (income) expense. The Company's equity in the losses of these partnerships was $296 and $345 in 1995 and 1994, respectively.

In February 1993 the Company acquired certain net assets of Nexus Engineering Corp. for $6,314 cash and obligations of $4,398 in a purchase transaction. The pro forma effect on operations for prior periods and the effect on 1993 were immaterial.

During 1994, the Company disposed of its investment in International Cablecasting Technologies, Inc., for a loss of $549 which was included in other (income) expense.

3.  SALES AND BUSINESS SEGMENT INFORMATION

Sales to Time Warner, Inc. and affiliates were 12 percent of total sales in 1995. Sales were not material to any one customer in 1994. Sales to the United States government were 12 percent of total sales in 1993. Export sales accounted for 33 percent of total sales in 1995 and 1994 and 26 percent of total sales in 1993. Foreign subsidiary sales were not material for any of the three fiscal years presented, nor were they material to any one geographic location.

The Company operates primarily in one business segment, Communications, providing satellite and terrestial based networks to a range of customers and applications and network management and systems integration to add value to those networks.

4.  OTHER (INCOME) EXPENSE

Other income of $1,524 in 1995 included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

Other expense of $17,416 in 1994 included a $17,500 charge to settle securities class action litigation, losses of $992 from partnership activities and net gains from other miscellaneous items of $1,076.

The securities class action suit, which was filed in 1988, related to events which occurred during the early 1980's principally as a result of the difficulties experienced by the Company in the production and delivery of a new product. The Company firmly believes it fully complied with the law in this matter and that the suit was without merit. The litigation was settled in 1994 in the best interest of the Company's shareholders to avoid protracted and costly legal proceedings and eliminate the uncertainty of a jury trial.

Other income of $694 in 1993 included royalty income, rental income and other miscellaneous items of $1,656 and losses from foreign currency transactions of $962.

5.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                             FISCAL QUARTERS
                -----------------------------------------
                 First      Second      Third     Fourth
                 -----      ------      -----     ------
    1995
------------
Sales           $232,301   $277,393   $313,510   $323,298
Gross margin      69,865     75,335     83,021     93,027
Gross margin %      30.1%      27.2%      26.5%      28.8%
Net earnings      12,109     15,013     15,671     20,747
Earnings
  per share         0.16       0.19       0.21       0.27
Stock prices:
   High           22.438     22.875     24.875     24.500
   Low            16.375     19.125     18.125     18.375
Dividends paid
    per share      0.015      0.015      0.015      0.015


                           FISCAL QUARTERS
                -------------------------------------------
                First      Second        Third      Fourth
                -----      ------        -----      ------
    1994
------------
Sales           $170,292   $178,033     $204,047   $259,211
Gross margin      49,592     53,238       63,387     78,637
Gross margin %      29.1%      29.9%        31.1%      30.3%
Net earnings
 (loss)            7,150     (4,581)(1)   11,907     20,546
Earnings (loss)
    per share       0.09      (0.06)(1)     0.16       0.27
Stock prices:
    High          18.813     19.063       18.250     18.938
    Low           14.500     14.938       12.938     12.875
Dividends paid
    per share      0.015      0.015        0.015      0.015

(1) Includes charge of $11,900 ($0.15 per share) to settle securities class action litigation.

6.  INDEBTEDNESS


Credit Facility:

At June 30, 1995, the Company had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expire May 10, 1996 and $150,000 which expire May 10, 2000. There were no borrowings under this facility at June 30, 1995. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt consisted of:

                                      1995         1994
                                 ---------      -------
  6 1/4%-10% capitalized leases,
   payable in varying installments
   ranging from $200 to $250
   through 1999                  $     900      $ 1,150
  8 1/4% mortgage                      188          248
                                 ---------      -------
                                     1,088        1,398
Less-Current maturities                315          310
                                 ---------      -------
                                 $     773      $ 1,088
                                 =========      =======

Long-term debt at June 30, 1995 had scheduled maturities as follows:
1996--$315; 1997--$321; 1998--$252; 1999--$200.

At June 30, 1995, property, plant and equipment costing approximately $5,925 were pledged as collateral on long-term debt.

Foreign short-term debt was $ 1,071 and $6,177 at the end of 1995 and 1994, respectively. The average interest rates for foreign short-term debt at June 30, 1995 and July 1, 1994 were 9.2 percent and 8.3 percent, respectively.

Total interest paid was $811, $1,071, and $831 in 1995, 1994, and 1993, respectively.

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                   1995         1994
                             ----------     --------
Compensation                 $   34,747     $ 26,939
Warranty and service             13,818       11,597
Customer down payments            7,976       17,506
Taxes other than income taxes     5,613        5,941
Other                            51,793       33,522
                             ----------     --------
                             $  113,947     $ 95,505
                             ==========     ========

8.  OTHER LIABILITIES

Other liabilities consisted of:

                                   1995         1994
                             ----------     --------
Retirement                   $   22,751     $ 28,595
Compensation                      6,285        5,177
Other                             5,552        7,447
                             ----------     --------
                             $   34,588     $ 41,219
                             ==========     ========

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

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                            1995     1994        1993
                            ----     ----        ----
Statutory federal
    tax rate                35.0%    35.0%       34.0%
State income taxes, net
    of federal tax benefit   3.5      4.6         5.6
Tax reserves                 0.3      0.5        (8.1)
Research and develop-
    ment tax credit         (3.1)    (3.4)        --
Export incentives           (1.5)    (2.1)       (4.7)
Exempt interest income      (0.7)    (1.9)       (3.1)
Other, net                  (1.5)    (0.7)        1.3
                            ----     ----        ----
                            32.0%    32.0%       25.0%
                            ====     ====        ====

Income tax provision (benefit) includes the following:

                         1995        1994       1993
                    ---------   ---------   --------
Current tax provision
    Federal         $  21,661   $  14,602   $  8,131
    State               5,222       3,879      3,456
    Foreign             1,138         581        467
                    ---------   ---------   --------
                       28,021      19,062     12,054
                    ---------   ---------   --------

Deferred tax provision (benefit)
    Federal              (389)     (1,911)    (1,938)
    State                (195)       (263)      (684)
    Foreign             2,464        (408)    (1,208)
                    ---------   ---------   --------
                        1,880      (2,582)    (3,830)
                    ---------   ---------   --------

Total provision
    for income
     taxes          $  29,901   $  16,480   $  8,224
                    =========   =========   ========

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $28,937, $1,551, and $3,464 in 1995, 1994, and 1993, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                    1995       1994
                                                    ----       ----
Current deferred tax assets
    Liabilities not currently
       deductible                                 $13,582    $15,809
    Inventory valuation                             9,876      7,993
    Warranty reserves                               3,077      2,158
    Bad debt reserves                               1,432      1,635
    Other                                             304        323
                                                  -------    -------
Current deferred tax assets                       $28,271    $27,918
                                                  =======    =======
Noncurrent deferred tax assets
    Postretirement and
       postemployment benefits                    $12,235    $12,482
    Tax credit/loss carryforwards                     633      3,297
    Liabilities not currently deductible            1,748        155
                                                  -------    -------
Noncurrent deferred tax assets                     14,616     15,934
                                                  =======    =======
Noncurrent deferred tax liabilities
    Depreciation                                   (7,461)    (6,499)
    Other                                              --        (48)
                                                  -------    -------
Noncurrent deferred tax liabilities                (7,461)    (6,547)
                                                  -------    -------
Net noncurrent deferred tax asset                 $ 7,155    $ 9,387
                                                  =======    =======

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in 1995 or 1994.

The net noncurrent deferred tax asset is included in Other Assets at June 30, 1995 and July 1, 1994.

In 1995, 1994, and 1993, earnings before income taxes included $8,571, $2,641, and $83, respectively, of earnings generated by the Company's foreign operations.

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

The following table sets forth the plan's funded status, amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                          1995     1994
                                        -------  --------
Accumulated benefit obligation
  Vested portion                        $49,723  $ 51,699
  Nonvested portion                       2,234     1,577
                                        -------  --------
                                         51,957    53,276

Effect of projected future
  compensation levels                    15,144    10,070
                                        -------  --------
Projected benefit obligation             67,101    63,346
Plan assets at fair value               (60,381)  (56,755)
                                        -------  --------
Projected benefit obligation in
  excess of plan assets                   6,720     6,591
Unrecognized prior service costs            384       419
Unrecognized loss                        (2,855)   (1,035)
Unrecognized net asset from
  initial application of SFAS 87          7,681     8,336
Fourth quarter contribution                (999)     (608)
                                        -------  --------
Accrued pension cost                    $10,931  $ 13,703
                                        =======  ========
Discount rate                               8.0%      8.0%
Rate of increase in future
    compensation                            4.5%      4.5%
Expected long-term rate of
   return on assets                        10.0%     10.0%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

The Company's net pension expense was $2,483 in 1995, $2,709 in 1994, and $2,686 in 1993.

The components of pension expense are as follows:

                          1995       1994       1993
                      --------   --------   --------

Service cost of
     benefits earned  $  4,059   $  4,522   $  3,459
Interest cost            4,826      4,295      3,895
Actual return on
     plan assets        (4,821)    (2,694)    (6,479)
Net amortization and
     deferral           (1,581)    (3,414)     1,811
                      --------   --------   --------
Net periodic pension
     cost             $  2,483   $  2,709   $  2,686
                      ========   ========   ========

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $5,521 at June 30, 1995 and $4,338 at July 1, 1994. Retirement expense for these plans was $1,223, $906, and $156 in 1995, 1994, and 1993, respectively.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                   1995       1994
                                   ----       ----
Accumulated postretirement
   benefit obligation
     Retirees                    $ 8,876    $ 8,135
     Fully eligible active
         participants                177      1,271
     Other active participants       287        274
                                 -------    -------
                                   9,340      9,680
Unrecognized net gain              1,200      1,060
Fourth quarter claims
     payments                       (167)      (370)
                                 -------    -------
Accrued postretirement
     benefit cost                $10,373    $10,370
                                 =======    =======

The components of postretirement benefit expense are as follows:

                                   1995        1994
                                   ----        ----
Service cost of benefits earned    $  30      $  25
Interest cost                        740        808
Net amortization and deferral        (11)        --
                                   -----      -----
Postretirement benefit expense     $ 759      $ 833
                                   =====      =====

Significant actuarial assumptions are as follows:

                                      1995      1994
                                      ----      ----
Annual rate of increase in per capita cost

Pre-Medicare                         11.25%    11.25%
     Annual decline                   0.75%     0.75%
     Final rate of increase           6.00%     6.00%
Post-Medicare                         9.50%     9.50%
     Annual decline                   0.50%     0.50%
     Final rate of increase           6.00%     6.00%
Impact of one percentage point
  in health care cost trend rate
  on
     Accumulated post
             retirement benefit
              obligation               8.6%      7.6%
     Interest cost component
                of benefits            9.0%      8.2%
Discount rate used to measure
 accumulated post-retirement
 benefit obligation                    8.0%      8.0%

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

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of foreign currency contracts is based on quoted market prices.

                       1995                 1994
                -----------------     ----------------
                CARRYING/             Carrying/
                CONTRACT    FAIR      Contract   Fair
                AMOUNT      VALUE     Amount     Value
                --------    -----     --------   -----
Cash and cash
 equivalents  $  80,311   $  80,311   $123,387  $123,387
Foreign
currency
contracts
   Sell       $   7,185   $   7,605   $ 5,132   $  5,149
   Buy        $ 129,570   $ 127,749   $62,218   $ 66,695

The Company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

12.  RELATED PARTY TRANSACTIONS

During 1995 the Company had sales of $3,384 to Scientific-Atlanta of Shanghai, Ltd. and a net receivable of $420 at June 30, 1995.

During 1994 the Company had sales of $12,127 to Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd. and had a net receivable of $4,774 from these partnerships at July 1, 1994.

13.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Rental expense under operating lease agreements for facilities and equipment for 1995, 1994 and 1993 was $10,696, $9,303, and $7,983, respectively. The
Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to twenty years. Future minimum payments at June 30, 1995, under operating leases were $38,796. Payments under these leases for the next five years are as follows: 1996-- $11,144; 1997-- $7,639; 1998-- $4,952; 1999-- $3,367; 2000--
$3,066.

The Company has agreements with certain officers which include certain benefits in the event of termination of the officers' employment as a result of a change in control of the Company.

The Company is also committed under certain purchase agreements which are intended to benefit future periods.

The Company is a party to various legal proceedings arising in the ordinary course of business. In management's opinion, the outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

14.  COMMON STOCK AND RELATED MATTERS

In October 1994, the Company issued a 2-for-1 stock split effected in the form of a 100 percent stock dividend. This stock split was accounted for as of July 1, 1994, by a transfer from retained earnings to common stock in the amount of the par value of stock outstanding at July 1, 1994. In December 1992, the Company issued a 3-for-2 stock split effected in the form of a 50 percent stock dividend. The stock split has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. All per share amounts and options have been restated to reflect the stock splits.

The following information pertains to options on the Company's common stock for the years ended June 30, 1995, July 1, 1994 and July 2, 1993:

                                   Number                Option
                                  of Shares              Price
                                  ---------              -----
1995
Outstanding, beginning of year    4,482,052    $  2.875   -      $   17.375
Granted                           1,624,189    $ 16.563   -      $   22.150
Cancelled                          (202,979)   $  3.250   -      $   22.150
Exercised                          (957,063)   $  2.875   -      $   21.938
Outstanding, end of year          4,946,199    $  2.875   -      $   22.125
Exercisable, end of year          2,306,769    $  2.875   -      $   22.125

1994

Outstanding, beginning of year    4,171,528    $  2.875   -      $   15.688
Granted                           1,214,700    $ 13.500   -      $   17.375
Cancelled                          (247,804)   $  3.250   -      $   15.938
Exercised                          (656,372)   $  2.875   -      $   16.937
Outstanding, end of year          4,482,052    $  2.875   -      $   17.375
Exercisable, end of year          1,647,078    $  2.875   -      $   17.125

1993

Outstanding, beginning of year    7,702,482    $  2.875   -      $    6.875
Granted                           1,541,700    $  9.083   -      $   15.688
Cancelled                          (367,598)   $  3.250   -      $    6.625
Exercised                        (4,705,056)   $  2.875   -      $    6.625
Outstanding, end of year          4,171,528    $  2.875   -      $   15.688
Exercisable, end of year            808,812    $  2.875   -      $   11.375

At June 30, 1995, an additional 2,285,212 shares were reserved under employee and director stock option plans.

The Company has an employee stock purchase plan whereby the Company provides certain purchase benefits for participating employees. At June 30, 1995, 628,171 shares were reserved for issuance to employees under the plan.

The Company has a 401(k) plan whereby the Company matches eligible employee contributions in Company stock, subject to certain limitations. The Company's expense to match contributions was $4,940, $3,373 and $1,487 in 1995, 1994 and 1993, respectively. At June 30, 1995, 1,012,994 shares were reserved for issuance to employees under the plan.

The Company issues restricted stock awards to certain officers and key employees. Compensation expense for restricted stock awards was $1,102 in 1995 and $1,232 in 1994.

In April 1987 the Company adopted a Shareholder Rights Plan (which was amended in August 1988 and May 1994) and pursuant thereto declared a dividend of one Common Stock Purchase Right ("Right") for each outstanding share of common stock. For shares issued after such dividend, a right attaches to each share of common stock issued. The Rights will become exercisable if a person or group (an "Acquiring Shareholder") (i) holds 10 percent or more of the Company's common stock and is determined by the Board of Directors to be an "adverse person" as defined by the Plan, or (ii) acquires or makes a tender offer to acquire 15 percent of the Company's common stock. Either such event is referred to as the "Distribution Date". If a person acquires 15 percent of the Company's common stock or is determined by the Board of Directors to be an "adverse person" or, after the "Distribution Date" the Company is merged with any entity, each Right will entitle the holder thereof, other than the Acquiring Shareholder, to purchase $33 worth of the Company's or the surviving corporation's common stock, as the case may be, based on the Company's market price at the time, for $16.67.

The Rights may be redeemed by the Company at a price of $.0167 per Right until the expiration of the rights or 10 days after any party acquires 15 percent of more of the Company's common stock. Rights are exercisable until the Company's right of redemption discussed above has expired. The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 1997. At June 30, 1995, 127,583,148 shares were reserved for Common Stock Purchase Rights. At June 30, 1995, a total of 131,509,525 shares of authorized stock were reserved for the above purposes.

15.  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

    (In Thousands)                             1995              1994              1993
                                               ----              ----              ----
PREFERRED STOCK
Shares authorized                             50,000            50,000             50,000
Shares issued                                     --                --                 --
COMMON STOCK ($0.50 PAR VALUE)
Shares authorized                            350,000           350,000            350,000
Shares issued at
   beginning of year                          75,495            37,196             24,086
Issuance of a 2-for-1 stock
   split effected in the form of
   a stock dividend (See Note 14)                 97            37,748                 --
Issuance of a 3-for-2 stock
   split effected in the form of
   a stock dividend (See Note 14)                 --                --             12,042
Issuance of shares under
   employee benefit plans                      1,179               481              1,068
Issuance of restricted shares                    179                70                 --
                                         -----------          --------       ------------
Shares outstanding                            76,950            75,495             37,196
                                         ===========          ========       ============

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year             $   141,179          $129,072       $    115,022
Issuance of shares under
   employee benefit plans                     13,048             8,347              3,180
Tax benefit from employees'
   stock option plan                           4,966             2,563             10,870
Issuance of restricted shares to
   employees                                   3,825             2,174                 --
Unearned compensation -
   restricted shares                          (2,812)             (977)                --
                                         -----------          --------       ------------
Balance at end of year                   $   160,206          $141,179       $    129,072
                                         ===========          ========       ============

RETAINED EARNINGS
Balance at beginning of year             $   215,926          $204,274       $    194,569
Net earnings                                  63,540            35,022             19,974
Issuance of a 2-for-1 stock
   split effected in the form of
   a stock dividend (See Note 14)                (48)          (18,873)                --
Issuance of a 3-for-2 stock
   split effected in the form of
   a stock dividend (See Note 14)                 --                --             (6,021)
Cash dividends(1)                             (4,578)           (4,497)            (4,248)
                                         -----------          --------       ------------
Balance at end of year                   $   274,840          $215,926       $    204,274
                                         ===========          ========       ============
(1) $0.06 per share in 1995 and 1994
     and $0.05 5/6 per share in 1993

ACCUMULATED TRANSLATION ADJUSTMENTS
Balance at beginning of year             $       794          $    946       $      1,351
Foreign currency translation
  adjustments                                   (126)             (152)              (405)
                                         -----------          --------       ------------
Balance at end of year                   $       668          $    794       $        946
                                         ===========          ========       ============

TREASURY STOCK
Balance at beginning of year             $        --          $     --       $    (23,260)
Issuance of shares under
  employee benefit plans                          --                --             23,260
                                         -----------          --------       ------------
Balance at end of year                   $        --          $     --       $         --
                                         ===========          ========       ============

SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995
(In Thousands)

              Col. A                   Col. B                       Col. C                    Col. D         Col. E

                                                               Additions
                                     Balance at    -------------------------------------                   Balance at
                                     beginning        Charged to          Charged to                         end of
            Description              of period     costs and expenses   other accounts(1)    Deductions(2)   period
            -----------              ----------    ------------------   --------------       ----------      ------
Deducted on the balance sheet
  from asset to which it applies:

   June 30, 1995 --
   Allowance for doubtful accounts    $  3,839          $    343           $     69          $  (428)      $    3,823
                                      ========          ========           ========          =======       ==========
   July 1, 1994 --
   Allowance for doubtful accounts    $  4,224          $     73           $    115          $  (573)      $    3,839
                                      ========          ========           ========          =======       ==========
   July 2, 1993 --
   Allowance for doubtful accounts    $  4,160          $    145           $    420          $  (501)      $    4,224
                                      ========          ========           ========          =======       ==========







Notes:

(1) Represents recoveries on accounts previously written off, and in fiscal 1993, the $167 acquired with purchase of Nexus Engineering Corp.

(2) Amounts represent uncollectible accounts written off.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc.
     (Registrant)

/s/ James F. McDonald                               September 6, 1995
-----------------------                             -----------------
James F. McDonald                                   Date
President and
Chief Executive Officer
and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James F. McDonald                               September 6, 1995
------------------------------                      -----------------
James F. McDonald                                   Date
President and
Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Harvey A. Wagner                                September 12, 1995
------------------------------                      ------------------
Harvey A. Wagner                                    Date
Senior Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)


/s/ Julian W. Eidson                                September 11, 1995
------------------------------                      ------------------
Julian W. Eidson                                    Date
Vice President and Controller
(Principal Accounting Officer)


/s/ Marion H. Antonini                              September 6, 1995
------------------------------                      -----------------
Marion H. Antonini, Director                        Date

/s/ William E. Kassling                             September 12, 1995
-----------------------------                       ------------------
William E. Kassling, Director                       Date



/s/ Wilbur Branch King                              September 10, 1995
-----------------------------                       ------------------
Wilbur Branch King, Director                        Date


/s/ Mylle Bell Mangum                               September 13, 1995
-----------------------------                       ------------------
Mylle Bell Mangum, Director                         Date



/s/ Alonzo L. McDonald                              September 12, 1995
-----------------------------                       ------------------
Alonzo L. McDonald, Director                        Date



/s/ David J. McLaughlin                             September 9, 1995
-----------------------------                       ------------------
David J. McLaughlin, Director                       Date



/s/ James V. Napier                                 September 12, 1995
-----------------------------                       ------------------
James V. Napier, Director                           Date



/s/ Sidney Topol                                    September 11, 1995
-----------------------------                       ------------------
Sidney Topol, Director                              Date