Form 10-Q
period 1995-09-29
SCIENTIFIC ATLANTA INC
filed 1995-11-08
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 29, 1995
                              -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               ---------------------  -------------------------

COMMISSION FILE NUMBER 1-5517


                          SCIENTIFIC-ATLANTA, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 GEORGIA                                    58-0612397
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

      ONE TECHNOLOGY PARKWAY, SOUTH
            NORCROSS, GEORGIA                               30092-2967
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                  770-903-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                       YES    X     NO
                                                          --------      -------

 AS OF OCTOBER 27, 1995, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 76,241,403
                           SHARES OF COMMON STOCK.




                                   1 of 8

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                             -----------------------------------------
                                                              September 29,             September 30,
                                                                  1995                       1994
                                                             --------------            ---------------
SALES                                                         $  242,193                  $  224,976
                                                              ----------                  ----------

COSTS AND EXPENSES
    Cost of sales                                                181,116                     157,553
    Sales and administrative                                      32,726                      31,336
    Research and development                                      22,767                      19,045
    Interest expense                                                 147                         228
    Interest (income)                                              (751)                       (886)
    Other expense, net                                               179                          34
                                                              ----------                  ----------
    Total costs and expenses                                     236,184                     207,310
                                                              ----------                  ----------

EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                            6,009                      17,666

PROVISION (BENEFIT) FOR INCOME TAXES
    Current                                                          550                       6,418
    Deferred                                                       1,373                       (765)
                                                              ----------                  ----------

NET EARNINGS FROM CONTINUING OPERATIONS                            4,086                      12,013

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF TAX                                                   (1,038)                          96

ESTIMATED LOSS ON SALE OF DISCONTINUED
    OPERATIONS, NET OF TAX                                      (12,172)                          --
                                                              ----------                  ----------

NET EARNINGS (LOSS)                                           $  (9,124)                  $   12,109
                                                              =========                   ==========

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

    PRIMARY
         CONTINUING OPERATIONS                                $    0.05                   $     0.16
         DISCONTINUED OPERATIONS                                  (0.17)                          --
                                                              ---------                   ----------
         NET EARNINGS (LOSS)                                  $   (0.12)                        0.16
                                                              =========                   ==========

    FULLY DILUTED                                             $   (0.12)                  $     0.16
                                                              =========                   ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
    PRIMARY                                                      77,019                       77,910
                                                              =========                   ==========
    FULLY DILUTED                                                77,019                       77,978
                                                              =========                   ==========

DIVIDENDS PER SHARE PAID                                      $    .015                   $       --
                                                              =========                   ==========





                             SEE ACCOMPANYING NOTES



                                    2 of 8

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                   In Thousands
                                                                      ------------------------------------
                                                                       September 29,              June 30,
                                                                           1995                     1995
                                                                       -------------             ---------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                          $    50,491             $   80,311
      Receivables, less allowance for doubtful
         accounts of $ $3,705,000 at September 29
         and $3,823,000 at June 30                                           207,932                243,420
      Inventories                                                            269,473                257,427
      Deferred income taxes                                                   41,219                 28,271
      Other current assets                                                    15,464                  5,950
                                                                          ----------              ---------
         TOTAL CURRENT ASSETS                                                584,579                615,379
                                                                          ----------              ---------
   PROPERTY, PLANT AND EQUIPMENT, at cost
      Land and improvements                                                    7,027                  7,005
      Buildings and improvements                                              39,583                 36,847
      Machinery and equipment                                                136,516                145,301
                                                                          ----------              ---------
                                                                             183,126                189,153
      Less-Accumulated depreciation and amortization                          57,090                 64,539
                                                                          ----------              ---------
                                                                             126,036                124,614
                                                                          ----------              ---------
   COST IN EXCESS OF NET ASSETS ACQUIRED                                       6,752                  6,940
                                                                          ----------              ---------
   OTHER ASSETS                                                               36,132                 38,331
                                                                          ----------              ---------

   TOTAL ASSETS                                                          $   753,499             $  785,264
                                                                          ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Short-term debt and current maturities of
         long-term debt                                                  $     1,040             $    1,386
      Accounts payable                                                       124,422                148,260
      Accrued liabilities                                                    104,526                113,947
      Income taxes currently payable                                          17,195                 12,121
                                                                          ----------              ---------
         TOTAL CURRENT LIABILITIES                                           247,183                275,714
                                                                           ---------              ---------
   LONG-TERM DEBT, less current maturities                                       756                    773
                                                                          ----------              ---------
   OTHER LIABILITIES                                                          38,116                 34,588
                                                                          ----------              ---------
   STOCKHOLDERS' EQUITY
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                                         --                     --
      Common stock, $0.50 par value, authorized
         350,000,000 shares; issued 77,248,253 shares at
         September 29 and 76,950,029 shares at June 30                        38,624                 38,475
      Additional paid-in capital                                             163,451                160,206
      Retained earnings                                                      264,561                274,840
      Accumulated translation adjustments                                        808                    668
                                                                          ----------              ---------
                                                                             467,444                474,189
                                                                          ----------              ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   753,499             $  785,264
                                                                          ----------              =========


                             SEE ACCOMPANYING NOTES



                                    3 of 8

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                                ------------------
                                                                      September 29,           September 30,
                                                                           1995                    1994
                                                                      -------------           -------------
NET CASH USED BY OPERATING ACTIVITIES:                                   $  (15,616)             $ (17,462)
                                                                         ----------              ---------

INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment                           (14,020)                (8,015)
      Other                                                                     190                 (2,210)
                                                                         ----------              ---------
      Net cash used by investing activities                                 (13,830)               (10,225)
                                                                         ----------              ---------

FINANCING ACTIVITIES:
      Net short-term borrowings                                                (347)                 1,663
      Principal payments on long-term debt                                      (16)                   (19)
      Dividends paid                                                         (1,155)                    --
      Issuance of common stock                                                1,144                  2,226
                                                                         ----------              ---------
      Net cash provided (used) by financing activities                         (374)                 3,870
                                                                         ----------              ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (29,820)               (23,817)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               80,311                123,387
                                                                         ----------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   50,491              $  99,570
                                                                         ==========              =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                      $      218              $     262
                                                                         ==========              =========
      Income taxes paid, net                                             $    1,630              $  12,446
                                                                         ==========              =========





                             SEE ACCOMPANYING NOTES



                                    4 of 8

NOTES:
(Amounts in thousands except share data).

      A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 1995 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

      B. Earnings per share for the three months ended September 29, 1995 was computed based on the weighted average number of shares of common stock outstanding. Earnings per share for the three months ended September 30, 1994, was computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

      C.     Inventories consist of the following:

                                                                        September 29,              June 30,
                                                                             1995                    1995
                                                                             ----                    ----
             Raw materials and work-in-process                          $   136,420             $  142,418
             Finished goods                                                 133,053                115,009
                                                                            -------                -------
             Total inventory                                            $   269,473             $  257,427
                                                                            =======                =======

      D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California because these businesses are not aligned with the company's core business strategies. The company anticipates that the sale of the net assets of the defense-related businesses will be completed within one year. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations was recorded in the quarter ended September 29, 1995. During the quarter ended September 29, 1995 the loss from discontinued operations was $1,038, net of a tax benefit of $488. Earnings from discontinued operations were $96, net of tax expense of $46 for the quarter ended September 30, 1994. Sales of discontinued operations were $5,020 and $7,325 in the first quarter of fiscal 1996 and 1995, respectively. The net assets of the discontinued operations include inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses and are included in other current assets in the Consolidated Statement of Financial Position.

      E. In October 1995, the company announced that it had adopted a stock buyback program for the purchase of up to five million shares of its common stock. As of October 27, 1995, the company had purchased 1,010,000 shares at an aggregate cost of $12,411. The company will re-issue these shares under the company's stock option plan, 401 (k) plan and employee stock purchase plan.


                                    5 of 8

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $467.4 million and cash on hand was $50.5 million at September 29, 1995. Cash decreased $29.8 million during the quarter as expenditures for inventories, equipment and expansion of manufacturing capacity exceeded cash generated from earnings and accounts receivable collections. The current ratio of 2.4:1 at September 29, 1995, compared to 2.2:1 at June 30, 1995. At September 29, 1995, total debt was $1.8 million or less than 1 percent of total capital invested. Short-term debt consists primarily of borrowings by the company's international operations to support their working capital requirements. The company believes it will use a portion of its senior credit facility to supplement funds generated internally to support growth and planned expansion of manufacturing capacity prior to the end of the fiscal year.

RESULTS OF OPERATIONS

         Sales for the quarter ended September 29, 1995, were $242.2 million, up 8 percent from the prior year's sales of $225.0 million. Higher sales volume of transmission and addressable converter products and Sega game adapters contributed to the year-to-year sales increase. Sales of satellite systems were lower in the quarter ended September 29, 1995 as compared to the prior year due to substantial completion of deliveries of equipment to Orbit Communications Company for its direct to home satellite services in fiscal 1995.

         Sales growth decreased from 48 percent in fiscal 1995 to 8 percent in the first quarter of fiscal 1996 due to the slowdown in the US market for cable equipment. The company earlier had indicated that delays in the passage of telecommunications legislation by Congress and the continuing uncertainty regarding the timing and form of legislation, along with uncertainties regarding technology to be deployed in telecommunications network construction projects, were factors contributing to the delay in spending by customers.

         Gross margins were 25.2 percent, down 4.8 percentage points from a year ago. Unfavorable exchange rate changes in Japanese yen, product mix and cost issues offset gains from increased volumes in transmission products. Continued strength of the yen would also adversely affect gross margins.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge its exposure on purchase commitments for a period of approximately ten months.

         Research and development costs were up $3.7 million, or 20 percent, over the prior year due to increased research and development activity, particularly development of digital products. The company anticipates that spending will continue at this level.

         Selling and administrative expense increased $1.4 million, or 4 percent, from the prior year. Increased expenses reflect costs associated with ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing.

         Other expense for the quarter ended September 29, 1995, included net losses from foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other income and expense in 1995. Other expense for the quarter ended September 30, 1994, included net losses of $0.5 million from partnership activities and net gains of $0.5 million from royalty income, rental income and other miscellaneous items.

         The company's effective income tax rate was 32 percent for the quarter, unchanged from the prior year.

         Net earnings from continuing operations were $4.1 million, down $7.9 million from the prior year. Lower gross margins more than offset earnings from higher sales volumes in the quarter ended September 29, 1995. In October 1995, the company announced its intent to sell its defense related businesses in San Diego, California and recorded a one-time, after tax charge of $13.2 million in the quarter ended September 29, 1995. This charge for discontinued operations resulted in a net loss of $9.1 million in the quarter ended September 29, 1995 as compared to net earnings of $12.1 million in the prior year.


                                    6 of 8

                          PART II - OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

                 EXHIBIT NO.                      DESCRIPTION
                 -----------                      -----------
                      11             Computation of Earnings Per Share
                      27             Financial Data Schedule (for SEC use only)

           (b) No reports on Form 8-K were filed during the quarter ended September 29, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SCIENTIFIC-ATLANTA, INC.
                                               ------------------------
                                                     (Registrant)



Date:       Novmeber 8, 1995                   /s/Harvey A. Wagner
            ----------------                      ----------------
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