Form 10-Q
period 1995-12-29
SCIENTIFIC ATLANTA INC
filed 1996-02-12
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     DECEMBER 29, 1995
                              -------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                                --------------------    -----------------------

COMMISSION FILE NUMBER 1-5517


                            SCIENTIFIC-ATLANTA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               GEORGIA                                          58-0612397
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

   ONE TECHNOLOGY PARKWAY, SOUTH
          NORCROSS, GEORGIA                                      30092-2967
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

           AS OF JANUARY 26, 1996, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 76,410,954 SHARES OF COMMON STOCK.





                                    1 of 17

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          Three Months Ended                 Six Months Ended
                                                     ------------------------------    -----------------------------
                                                     December 29,      December 30,    December 29,     December 30,
                                                         1995              1994            1995             1994
                                                     ------------      ------------    ------------     ------------
SALES                                                  $261,100        $269,690         $503,293         $494,666

COSTS AND EXPENSES
     Cost of sales                                      193,383         195,880          374,499          353,433
     Sales and administrative                            33,663          32,601           66,389           63,937
     Research and development                            23,871          20,057           46,638           39,102
     Interest expense                                       220             190              367              418
     Interest (income)                                     (223)           (617)            (974)          (1,503)
     Other (income) expense, net                            479          (1,222)             658           (1,188)
                                                       --------        --------         --------         --------
     Total costs and expenses                           251,393         246,889          487,577          454,199

EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                            9,707          22,801           15,716           40,467

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                              4,331           9,015            4,881           15,433
     Deferred                                            (1,225)         (1,719)             148           (2,484)
                                                       --------        --------         --------         --------

NET EARNINGS FROM CONTINUING
OPERATIONS                                                6,601          15,505           10,687           27,518

LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX                                        --            (492)          (1,038)            (396)

ESTIMATED LOSS ON SALE OF
DISCONTINUED OPERATIONS
NET OF TAX                                                   --              --          (12,172)              --
                                                       --------        --------         --------         --------

NET EARNINGS (LOSS)                                    $  6,601        $ 15,013         $ (2,523)        $ 27,122
                                                       ========        ========         ========         ========

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

     PRIMARY
        CONTINUING OPERATIONS                          $   0.09        $   0.20            $0.14         $   0.36
        DISCONTINUED OPERATIONS                              --           (0.01)           (0.17)           (0.01)
                                                       --------        --------         --------         --------
        NET EARNINGS (LOSS)                            $   0.09        $   0.19         $  (0.03)        $   0.35
                                                       ========        ========         ========         ========

     FULLY DILUTED                                     $   0.09        $   0.19         $  (0.03)        $   0.35
                                                       ========        ========         ========         ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
     PRIMARY                                             76,379          78,231           76,699           77,923
                                                       ========        ========         ========         ========

     FULLY DILUTED                                       76,379          78,251           76,699           78,032
                                                       ========        ========         ========         ========

DIVIDENDS PER SHARE PAID                               $  0.015        $   0.03         $   0.03         $   0.03
                                                       ========        ========         ========         ========


                             SEE ACCOMPANYING NOTES





                                    2 of 17

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                           In Thousands
                                                                              ------------------------------------
                                                                              December 29,                June 30,
                                                                                  1995                      1995
                                                                              ------------              ----------
ASSETS
    CURRENT ASSETS
        Cash and cash equivalents                                              $ 22,802                  $ 80,311
        Receivables, less allowance for doubtful
             accounts of $3,514,000 at December 29
             and $3,823,000 at June 30                                          215,500                   243,420
        Inventories                                                             246,348                   257,427
        Deferred income taxes                                                    38,719                    28,271
        Other current assets                                                     19,472                     5,950
                                                                               --------                  --------
             TOTAL CURRENT ASSETS                                               542,841                   615,379
                                                                               --------                  --------
    PROPERTY, PLANT AND EQUIPMENT, at cost
        Land and improvements                                                     7,027                     7,005
        Buildings and improvements                                               40,616                    36,847
        Machinery and equipment                                                 147,442                   145,301
                                                                               --------                  --------
                                                                                195,085                   189,153
        Less-Accumulated depreciation and amortization                           61,629                    64,539
                                                                               --------                  --------
                                                                                133,456                   124,614
                                                                               --------                  --------
    COST IN EXCESS OF NET ASSETS ACQUIRED                                         6,565                     6,940
                                                                               --------                  --------
    OTHER ASSETS                                                                 38,560                    38,331
                                                                               --------                  --------

    TOTAL ASSETS                                                               $721,422                  $785,264
                                                                               ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
        Short-term debt                                                        $ 11,154                  $  1,071
        Current maturities of long-term debt                                        318                       315
        Accounts payable                                                         89,253                   148,260
        Accrued liabilities                                                     101,123                   113,947
        Income taxes currently payable                                           17,007                    12,121
                                                                               --------                  --------
             TOTAL CURRENT LIABILITIES                                          218,855                   275,714
                                                                               --------                  --------
    LONG-TERM DEBT, less current maturities                                         739                       773
                                                                               --------                  --------
    OTHER LIABILITIES                                                            39,685                    34,588
                                                                               --------                  --------
    STOCKHOLDERS' EQUITY
        Preferred stock, authorized 50,000,000 shares;
             no shares issued                                                        --                        --
        Common stock, $0.50 par value, authorized
             350,000,000 shares; issued 77,255,528 shares at
             December 29 and 76,950,029 shares at June 30                        38,628                    38,475
        Additional paid-in capital                                              163,442                   160,206
        Retained earnings                                                       270,018                   274,840
        Accumulated translation adjustments                                         677                       668
                                                                               --------                  --------
                                                                                472,765                   474,189
                                                                               --------                  --------

Less - Treasury stock, at cost (879,524 shares)                                  10,622                        --
                                                                               --------                  --------
                                                                                462,143                   474,189
                                                                               --------                  --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $721,422                  $785,264
                                                                               ========                  ========





                             SEE ACCOMPANYING NOTES





                                    3 of 17

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                         ----------------
                                                                              December 29,              December 30,
                                                                                  1995                      1994
                                                                              ------------              ------------
NET CASH USED BY OPERATING ACTIVITIES:                                          $(22,661)                 $(28,884)
                                                                                --------                  --------

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                  (29,704)                  (27,241)
    Proceeds from sale of investment in joint venture                                 --                     4,214
    Other                                                                         (1,973)                   (3,909)
                                                                                --------                  --------
    Net cash used by investing activities                                        (31,677)                  (26,936)
                                                                                --------                  --------

FINANCING ACTIVITIES:
    Net short-term borrowings                                                     10,083                        86
    Principal payments on long-term debt                                             (31)                      (32)
    Dividends paid                                                                (2,299)                   (2,278)
    Issuance of common stock                                                       1,487                     3,757
    Treasury shares acquired                                                     (12,411)                       --
                                                                                --------                  --------
    Net cash provided (used) by financing activities                              (3,171)                    1,533
                                                                                --------                  --------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (57,509)                  (54,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    80,311                   123,387
                                                                                --------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 22,802                  $ 69,100
                                                                                ========                  ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                                               $    306                  $    438
                                                                                ========                  ========
    Income taxes paid, net                                                      $  3,580                  $ 17,082
                                                                                ========                  ========



                             SEE ACCOMPANYING NOTES





                                    4 of 17

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

         B. Earnings per share for the three and six months ended December 29,1995 were computed based on the weighted average number of shares of common stock outstanding. Earnings per share for the three and six months ended December 30, 1994, were computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

         C.      Inventories consist of the following:


                                         December 29,              June 30,
                                             1995                    1995
                                         ------------             ----------
Raw materials and work-in-process          $128,632                $142,418
Finished goods                              117,716                 115,009
                                           --------                --------
Total inventory                            $246,348                $257,427
                                           ========                ========


         D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California because these businesses are not aligned with the company's core business strategies. The company anticipates that the sale of the net assets of the defense-related businesses will be completed within one year. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations was recorded in the quarter ended September 29, 1995. Sales and losses from discontinued operations were as follows:

                                                  Three Months Ended                         Six Months Ended
                                             -----------------------------             -----------------------------
                                             December 29,     December 30,             December 29,     December 30,
                                                 1995             1994                     1995             1994
                                             ------------     ------------             ------------     ------------
                 Sales                          $7,495           $7,703                   $12,515         $15,028

                 Loss from discontinued
                   operations, net of tax       $   --           $ (492)                  $(1,038)        $  (396)
                 Tax benefit                    $   --           $  231                   $   488         $   185


                 The net assets of the discontinued operations include inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses and are included in other current assets in the Consolidated Statement of Financial Position.

         E. In October 1995, the company announced that it had adopted a stock buyback program for the purchase of up to 5,000,000 shares of its common stock. During the quarter ended December 29, 1995, the company repurchased 1,010,000 shares at an aggregate cost of $12,411 and re-issued 130,476 shares under the company's stock option plan, voluntary employee retirement and investment plan, and employee stock purchase plan.





                                    5 of 17

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $462.1 million and cash on hand was $22.8 million at December 29, 1995. Cash decreased $57.5 million during the six months ended December 29, 1995 as expenditures for inventories, equipment, expansion of manufacturing capacity and the repurchase of 1,010,000 shares of the company's common stock exceeded cash generated from earnings, accounts receivable collections and short-term borrowings under a senior credit facility. The current ratio was 2.5:1 at December 29, 1995, compared to 2.2:1 at June 30, 1995. At December 29, 1995, total debt was $12.2 million or less than 3 percent of total capital invested. Short-term debt consists of a $10.0 million borrowing under a senior credit facility and borrowings by the company's international operations to support their working capital requirements. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS

         Sales for the quarter ended December 29, 1995 were $261.1 million, down 3 percent from the prior year's sales of $269.7 million. Sales for the six months ended December 29, 1995 were $503.3 million, up 2 percent from the prior year's sales of $494.7 million. Higher sales volume of transmission products, digital set-tops and Sega game adapters were offset by declines in most Broadband product lines. Sales of satellite systems were lower in the quarter and six months ended December 29, 1995 as compared to the prior year due to substantial completion of deliveries of equipment to Orbit Communications Company for its direct to home satellite services in fiscal 1995.

         Sales in the three and six months ended December 29, 1995 were negatively impacted by reduced levels of spending by domestic cable operators and telephone companies. The company believes that customer uncertainty over the types of communications technology to be deployed in advanced networks, the fact that many of the products to be utilized in these networks are still under development by the industry and not yet ready for commercial production, and delays in the passage of telecommunications reform legislation recently enacted, were significant factors in the reduced spending.

         Gross margins of 25.9 percent and 25.6 percent for the three and six months ended December 29, 1995 declined 1.5 and 3.0 percentage points, respectively, from the prior year primarily as the result of unfavorable exchange rate changes in Japanese yen. Continued strength of the yen would also adversely affect gross margins.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately one year.

         Research and development costs were up $3.8 million, or 19 percent, and $7.5 million, or 19 percent, for the three and six months ended December 29, 1995, respectively, over the comparable periods of the prior year due to increased research and development activity, particularly development of digital products and cable telephony. The company anticipates that spending during the second half of fiscal 1996 will increase over the prior year at a slightly lower rate than the first half of fiscal 1996.

         Selling and administrative expense increased approximately 4 percent from the prior year. Increased expenses reflect costs associated with ongoing investments to support expansion into international markets and the introduction of new products.

         Other expense for the three and six months ended December 29, 1995, included net losses from foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other income and expense in the first six months of fiscal 1996. Other income of $1.2 million for the quarter ended December 30, 1994, included net gains of $0.6 million from partnership activities and net gains of $0.6 million from foreign currency transactions, rental income and other miscellaneous items. Other income of $1.2 million for the six months ended December 30, 1994, included net gains of $0.3 million from foreign currency transactions, $0.3 million of rental income and net gains of $0.6 million from royalty income, partnership activities and other miscellaneous items.





                                    6 of 17

         The company's effective income tax rate was 32 percent, unchanged from the prior year.

         Net earnings from continuing operations were $6.6 million for the quarter ended December 29, 1995, down $8.9 million from the prior year. Net earnings for the six months ended December 29, 1995 was $10.7 million, down $16.8 million from the prior year. Net earnings in the quarter and for the first half were negatively impacted by the exchange rate for the yen, higher spending for research and development and investment in sales and marketing to support the company's international growth. The net loss of $2.5 million for the first half of fiscal 1996 included a charge of $13.2 million, net of tax, for losses related to discontinued operations and the estimated loss on the sale of discontinued operations.





                                    7 of 17

                          PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

         (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 8, 1995.

         (b)     Election of directors:

                                              Votes For            Withhold Authority
                                             ----------            ------------------
                 Wilbur B. King              65,245,261                 1,268,350
                 Alonzo L. McDonald          66,025,724                   487,887
                 James F. McDonald           65,970,940                   542,671

                 Marion H. Antonini, William E. Kassling, Mylle Bell Mangum, David J. McLaughlin, James V. Napier and Sidney Topol continue as directors.

         (c)     (i)     Approval of Stock Plan for Non-Employee Directors

                             Votes For         Votes Against        Abstain
                            ----------         -------------        -------
                            54,422,754           11,712,740         378,117

                 (ii) Selection of Arthur Andersen LLP as independent auditors

                             Votes For         Votes Against        Abstain
                            ----------         -------------        -------
                            66,199,344            201,434           112,833

Item 6   Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 EXHIBIT NO.                            DESCRIPTION
                 -----------                            -----------
                    10.1                   Stock Plan for Non-Employee Directors (incorporated
                                           by reference to Exhibit  number 4 to the Form S-8
                                           Registration Statement filed on November 8, 1995)
                    10.2                   Amendment Number One to the Non-Employee
                                           Directors Stock Option
                    10.3                   Amended and Restated Scientific-Atlanta, Inc.
                                           Retirement Plan for Non-Employee Directors
                    10.4                   Amended and Restated Deferred Compensation Plan
                                           for Non-Employee Directors of Scientific-Atlanta, Inc.
                    11                     Computation of Earnings Per Share
                    27                     Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended December 29, 1995.



Date:    February 12, 1996            /s/Harvey A. Wagner
        ------------------------      ------------------------------------------
                                         Harvey A. Wagner
                                         Senior Vice President
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and duly
                                         authorized signatory of the Registrant)





                                    8 of 17