Form 10-Q/A
period 1995-12-29
SCIENTIFIC ATLANTA INC
filed 1996-02-15
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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





                                    1 of 31

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





                                    2 of 31

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





                                    3 of 31

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





                                    4 of 31

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





                                    5 of 31

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


         Scientific-Atlanta had stockholders' equity of $462.1 million and cash on hand was $22.8 million at December 29, 1995. Cash decreased $57.5 million during the six months ended December 29, 1995 as expenditures for equipment, expansion of manufacturing capacity and the repurchase of 1,010,000 shares of the company's common stock exceeded cash generated from earnings, accounts receivable collections and short-term borrowings under a senior credit facility. The current ratio was 2.5:1 at December 29, 1995, compared to 2.2:1 at June 30, 1995. At December 29, 1995, total debt was $12.2 million or less than 3 percent of total capital invested. Short-term debt consists of a $10.0 million borrowing under a senior credit facility and borrowings by the company's international operations to support their working capital requirements. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.


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





                                    6 of 31

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





                                    7 of 31

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
                    10.1                   Stock Plan for Non-Employee Directors (incorporated
                                           by reference to Exhibit  number 4 to the Form S-8
                                           Registration Statement filed on November 8, 1995)
                    10.2                   Amendment Number One to the Non-Employee
                                           Directors Stock Option Plan
                    10.3                   Amended and Restated Scientific-Atlanta, Inc.
                                           Retirement Plan for Non-Employee Directors
                    10.4                   Amended and Restated Deferred Compensation Plan
                                           for Non-Employee Directors of Scientific-Atlanta, Inc.
                    11                     Computation of Earnings Per Share
                    27                     Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended December 29, 1995.



Date:    February 15, 1996            /s/Harvey A. Wagner
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






                                    8 of 31