Form 10-Q
period 1996-03-29
SCIENTIFIC ATLANTA INC
filed 1996-05-09
CIK 87777

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   MARCH 29, 1996
                               -------------------------------------------------

                                     OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       to
                               ----------------------  -------------------------

COMMISSION FILE NUMBER 1-5517



                          SCIENTIFIC-ATLANTA, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                GEORGIA                                    58-0612397
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

      ONE TECHNOLOGY PARKWAY, SOUTH
            NORCROSS, GEORGIA                              30092-2967
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

        AS OF APRIL 26, 1996, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 76,746,101 SHARES OF COMMON STOCK.



                                   1 of 9

                       PART I - FINANCIAL INFORMATION

                  SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                     Three Months Ended    Nine Months Ended
                                    --------------------  --------------------
                                    March 29,  March 31,  March 29,  March 31,
                                      1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------

  SALES                              $271,883  $309,112    $775,176  $803,778

  COSTS AND EXPENSES
     Cost of sales                    196,673   225,095     571,172   578,528
     Sales and administrative          35,045    35,781     101,434    99,718
     Research and development          24,028    22,717      70,666    61,819
     Interest expense                     206       165         573       583
     Interest (income)                   (447)     (466)     (1,421)   (1,969)
     Other (income) expense, net         (571)     (421)         87    (1,609)
                                     --------  --------    --------  --------
     Total costs and expenses         254,934   282,871     742,511   737,070

  EARNINGS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES       16,949    26,241      32,665    66,708

  PROVISION (BENEFIT) FOR
  INCOME TAXES
     Current                            5,448     6,372      20,777    21,807
     Deferred                             (24)    2,024     (10,324)     (460)
                                     --------  --------    --------  --------

  NET EARNINGS FROM CONTINUING
  OPERATIONS                           11,525    17,845      22,212    45,361

  LOSS FROM DISCONTINUED
  OPERATIONS, NET OF TAX                   --    (2,174)     (1,038)   (2,570)

  ESTIMATED LOSS ON SALE OF
  DISCONTINUED OPERATIONS,
  NET OF TAX                               --        --     (12,172)       --
                                     --------  --------    --------  --------

  NET EARNINGS                       $ 11,525  $ 15,671    $  9,002  $ 42,791
                                     ========  ========    ========  ========

  EARNINGS (LOSS) PER COMMON SHARE
     PRIMARY
         CONTINUING OPERATIONS       $   0.15  $   0.23    $   0.29  $   0.59
         DISCONTINUED OPERATIONS           --     (0.02)      (0.17)    (0.03)
                                     --------  --------    --------  --------
         NET EARNINGS                $   0.15  $   0.21    $   0.12  $   0.56
                                     ========  ========    ========  ========

     FULLY DILUTED                   $   0.15  $   0.21    $   0.12  $   0.56
                                     ========  ========    ========  ========

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING
     PRIMARY                           76,464    76,403      76,621    76,001
                                     ========  ========    ========  ========

     FULLY DILUTED                     76,464    76,403      76,621    76,001
                                     ========  ========    ========  ========

  DIVIDENDS PER SHARE PAID           $  0.015  $  0.015    $  0.045  $  0.045
                                     ========  ========    ========  ========



                            SEE ACCOMPANYING NOTES



                                    2 of 9

                 SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (UNAUDITED)



                                                                        In Thousands
                                                              ------------------------------
                                                                March 29,          June 30,
                                                                  1996              1995
                                                              ------------      ------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                 $ 29,064         $ 80,311
      Receivables, less allowance for doubtful
           accounts of $3,460,000 at March 29
           and $3,823,000 at June 30                             217,454          243,420
      Inventories                                                226,476          257,427
      Deferred income taxes                                       39,197           28,271
      Other current assets                                        26,244            5,950
                                                                --------         --------
       TOTAL CURRENT ASSETS                                      538,435          615,379
                                                                --------         --------
   PROPERTY, PLANT AND EQUIPMENT, at cost
      Land and improvements                                       16,002            7,005
      Buildings and improvements                                  36,955           36,847
      Machinery and equipment                                    155,709          145,301
                                                                --------         --------
                                                                 208,666          189,153
      Less-Accumulated depreciation and amortization              66,602           64,539
                                                                --------         --------
                                                                 142,064          124,614
                                                                --------         --------
   COST IN EXCESS OF NET ASSETS ACQUIRED                           6,378            6,940
                                                                --------         --------
   OTHER ASSETS                                                   41,580           38,331
                                                                --------         --------

   TOTAL ASSETS                                                 $728,457         $785,264
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Short-term debt and current maturities of long-term debt  $  2,175         $  1,386
      Accounts payable                                            88,051          148,260
      Accrued liabilities                                        100,282          113,947
      Income taxes currently payable                              20,351           12,121
                                                                --------         --------
       TOTAL CURRENT LIABILITIES                                 210,859          275,714
                                                                --------         --------
   LONG-TERM DEBT, less current maturities                           650              773
                                                                --------         --------
   OTHER LIABILITIES                                              39,868           34,588
                                                                --------         --------
   STOCKHOLDERS' EQUITY
      Preferred stock, authorized 50,000,000 shares;
         no shares issued                                             --               --
      Common stock, $0.50 par value, authorized
         350,000,000 shares; issued 77,255,528 shares at
         March 29 and 76,950,029 shares at June 30                38,628           38,475
      Additional paid-in capital                                 162,355          160,206
      Retained earnings                                          280,395          274,840
      Accumulated translation adjustments                          1,306              668
                                                                --------         --------
                                                                 482,684          474,189
                                                                --------         --------

      Less - Treasury stock, at cost (548,384 shares)              5,604               --
                                                                --------         --------
                                                                 477,080          474,189
                                                                --------         --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $728,457         $785,264
                                                                ========         ========


                             SEE ACCOMPANYING NOTES

                                     3 of 9

                 SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                Nine Months Ended
                                                                -----------------
                                                           March 29,          March 31,
                                                             1996               1995
                                                           --------           ---------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:         $18,355            $(14,410)
                                                           -------            --------

 INVESTING ACTIVITIES:
      Purchases of property, plant, and equipment          (53,080)            (44,865)
      Proceeds from sale of property, plant and equipment    2,312                  61
      Increase in net assets of discontinued operations     (2,459)             (2,768)
      Proceeds from sale of investment in joint venture         --               4,214
      Other                                                 (4,321)             (4,194)
                                                           -------            --------
      Net cash used by investing activities                (57,548)            (47,552)
                                                           -------            --------

 FINANCING ACTIVITIES:
      Net short-term borrowings                                789              (4,461)
      Principal payments on long-term debt                    (123)                (48)
      Dividends paid                                        (3,447)             (3,427)
      Issuance of common stock                               3,138               6,919
      Treasury shares acquired                             (12,411)                 --
                                                           -------            --------
      Net cash used by financing activities                (12,054)             (1,017)
                                                           -------            --------

 DECREASE IN CASH AND CASH EQUIVALENTS                     (51,247)            (62,979)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             80,311             123,387
                                                           -------            --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $29,064            $ 60,408
                                                           =======            ========


 SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                        $   567            $    792
                                                           =======            ========
      Income taxes paid, net                               $ 5,057            $ 25,321
                                                           =======            ========



                            SEE ACCOMPANYING NOTES


                                    4 of 9

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

    B.   Earnings per share for the three and nine months ended March
         29,1996 and March 31, 1995 were computed based on the weighted average number of shares of common stock outstanding. See Exhibit 11.

    C.   Inventories consist of the following:


                                                 March 29,        June 30,
                                                   1996             1995
                                                 --------         --------

             Raw materials and work-in-process   $116,014         $142,418
             Finished goods                       110,462          115,009
                                                 --------         --------
             Total inventory                     $226,476         $257,427
                                                 ========         ========


    D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California because these businesses are not aligned with the company's core business strategies. The company anticipates that the sale of the net assets of the defense-related businesses will be completed within one year. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on the sale of discontinued operations was recorded in the quarter ended September 29, 1995. Sales and losses from discontinued operations were as follows:


                                   Three Months Ended            Nine Months Ended
                                  --------------------          --------------------
                                  March 29,  March 31,          March 29,  March 31,
                                    1996       1995               1996       1995
                                  --------   --------           --------   --------

      Sales                        $6,012    $ 4,398            $18,457    $19,426

      Loss from discontinued
        operations, net of tax     $   --    $(2,174)           $(1,038)   $(2,570)
      Tax benefit                  $   --    $ 1,023            $   488    $ 1,208


         The net assets of the discontinued operations include inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses and are included in other current assets in the Consolidated Statement of Financial Position.

    E. In October 1995, the company announced that it had adopted a stock buyback program for the purchase of up to 5,000,000 shares of its common stock. During the quarter ended December 29, 1995, the company repurchased 1,010,000 shares at an aggregate cost of $12,411. During fiscal 1996, the company reissued 461,616 shares under the company's stock option plan, voluntary employee retirement and investment plan, and employee stock purchase plan.



                                    5 of 9

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Scientific-Atlanta had stockholders' equity of $477.1 million and cash on hand was $29.1 million at March 29, 1996. Cash decreased $51.2 million during the nine months ended March 29, 1996, as expenditures for equipment, expansion of manufacturing capacity, purchase of land for future expansion, the repurchase of 1,010,000 shares of the company's common stock and reductions in payables exceeded cash generated from earnings, accounts receivable collections and inventory reductions. The current ratio was 2.6:1 at March 29, 1996, compared to 2.2:1 at June 30, 1995. At March 29, 1996, total debt was $2.8 million or less than 1 percent of total capital invested. Short-term debt consists primarily of borrowings by the company's international operations to support their working capital requirements. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS

     Sales for the quarter ended March 29, 1996 were $271.9 million, down 12 percent from the prior year's sales of $309.1 million. Sales for the nine months ended March 29, 1996 were $775.2 million, down 4 percent from the prior year's sales of $803.8 million. Higher sales volumes of transmission products and digital set-tops were offset by declines in most other Broadband product lines. Sales of satellite systems during the quarter ended March 29, 1996 were flat as compared to the prior year. Sales for the nine months ended March 29, 1996 were lower as compared to the prior year due to substantial completion of deliveries of equipment to Orbit Communications Company for its direct to home satellite services in fiscal 1995.

     Sales in the three and nine months ended March 29, 1996 were negatively impacted by reduced levels of orders from domestic cable operators and telephone companies. The company believes that capital spending in telecommunications markets has been affected as cable television operators and telephone companies develop strategies to take advantage of provisions in the recently enacted Telecommunications Act of 1996, and by the fact that many of the products service providers wish to use in advanced communications networks are still under development and not commercially available.

     Gross margins for the quarter ended March 29, 1996 were 27.7 percent, up
0.5 percentage points from a year ago. Cost reduction efforts were offset partially by unfavorable exchange rate changes in the Japanese yen. Gross margins for the nine months ended March 26, 1996 were 26.3 percent, down 1.7 percentage points from the prior year. The unfavorable exchange rate changes in the yen have resulted in a decline in gross margins of approximately $14.8 million, or 1.9 percentage points in the nine months ended March 29, 1996. Continued strength of the yen would also adversely affect gross margins.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs were up $1.3 million, or 6 percent, and $8.8 million, or 14 percent, respectively, for the three and nine months ended March 29, 1996, respectively, over the comparable periods of the prior year due to increased research and development activity, particularly development of digital products and cable telephony products. The company anticipates that spending on research and development will continue at approximately the same level as the first nine months of fiscal 1996.

     Selling and administrative expenses in the quarter and nine months ended March 29, 1996 were flat compared to the prior year. Reduced selling expenses, reflecting the lower sales volume in the third quarter, were offset partially by higher administrative costs, primarily professional fees related to on-going arbitration and litigation. In the nine months ended March 29, 1996, increased selling expenses associated with ongoing investments to support expansion into international markets and the introduction of new products were offset partially by lower administrative expenses.



                                    6 of 9

     In February 1996, the company announced it had filed a patent infringement suit in U.S. District Court for the Northern District of Georgia against StarSight Telecast, Inc. and Philips Electronics North America Corporation. In the suit the company maintains that products manufactured and sold by or on behalf of StarSight and Philips which receive StarSight's interactive electronic program guide infringe at least three Scientific-Atlanta patents. The suit seeks damages as well as an injunction against continued infringement. Interactive electronic program guides provide television schedule information which is regularly updated, and permit the viewer to search for, select and record programs using a cursor on the remote control.

     The company also reported that StarSight Telecast, Inc. previously commenced an arbitration proceeding in April 1995 in California in which it asserts that Scientific-Atlanta failed to comply with the terms of a License and Technical Assistance Agreement between the two companies relating to the StarSight program guide, and that Scientific-Atlanta made unauthorized use of StarSight intellectual property to develop its own program guide. Scientific-Atlanta has denied StarSight's allegations and is vigorously defending the action.

     Other income and expense for the three and nine months ended March 29, 1996 included a loss of $3.0 million from the settlement of yen-denominated foreign exchange contracts, a gain of $3.3 million from the sale of land and a building in San Diego County, California not required for current operations, and other miscellaneous items including other foreign currency transactions, partnership activities and rental income. There were no significant items in other income and expense during the three and nine months ended March 31, 1995.

     The company's effective income tax rate was 32 percent for the quarter, unchanged from the prior year.

     Net earnings from continuing operations were $11.5 million for the quarter ended March 29, 1996, down $6.3 million from the prior year. Net earnings in the three and nine months ended March 29, 1996 were negatively impacted by lower sales volume, unfavorable exchange rates for the yen and higher spending for research and development. Net earnings of $9 million for the nine months ended March 29, 1996, included a charge of $13.2 million, net of tax, for losses related to discontinued operations based in San Diego and the estimated loss on the sale of such discontinued operations.



                                    7 of 9

                         PART II - OTHER INFORMATION

Item 1 Legal Proceedings

       The information provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I concerning the pending arbitration proceeding involving StarSight Telecast, Inc. and concerning the pending patent infringement suit brought by the company against StarSight Telecast, Inc. and Philips Electronics North America Corporation is incorporated into this item by reference.

Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits.

           EXHIBIT NO.                   DESCRIPTION
           -----------                   -----------
             11                  Computation of Earnings Per Share
             27                  Financial Data Schedule (for SEC use only).


       (b) No reports on Form 8-K were filed during the quarter ended March 29, 1996.


Date:  May 9, 1996                         /s/ Harvey A. Wagner
       -------------------------           -------------------------------
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



                                    8 of 9