Form 10-K
period 1996-06-28
SCIENTIFIC ATLANTA INC
filed 1996-09-23
CIK 87777

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 1996

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-5517

                            SCIENTIFIC-ATLANTA, INC.
             (Exact name of Registrant as specified in its charter)

                  GEORGIA                                  58-0612397
      (State or other jurisdiction of        (I.R.S. Employer Identification Number)
       incorporation or organization)

       ONE TECHNOLOGY PARKWAY, SOUTH                       30092-2967
             NORCROSS, GEORGIA                             (Zip Code)
 (Address of principal executive offices)

                                  770-903-5000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   Name of each exchange
                Title of each class                                 on which registered
- --------------------------------------------------------------------------------------------------------
              Common Stock, par value                             New York Stock Exchange
                  $0.50 per share

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

                                                    Yes  /X/         No  / /

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant at September 9, 1996, was approximately $984,628,706.

As of September 9, 1996, the registrant had outstanding 77,167,705 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.

- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.     BUSINESS

GENERAL

       Scientific-Atlanta, Inc. (the "Company") provides its customers with the products and services they need to develop the advanced terrestrial and satellite networks which deliver entertainment, information and communications. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

       The Company operates primarily in one business segment, communications, providing satellite-based and terrestrial-based networks to a range of customers in a variety of applications, and providing network management and systems integration to add value to those networks. This segment represents over 90 percent of consolidated sales, operating profit and identifiable assets.

       The Company has evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. The Company's products include receivers, transmitters, distribution amplifiers, modulators, demodulators, signal encoders and decoders, controllers, optical amplifiers, source lasers, set-top (home communications) terminals, digital audio terminals, digital video compression and transmission equipment, fiber optic distribution equipment, and satellite earth station antennas. These products, and integrated systems and networks using these and other products, are sold to CATV system operators, telephone companies, communications carriers, communications network operators, utility companies and multi-facility business organizations which use communications satellites for intracompany communications. Sales are also made to independent system integrators, distributors and dealers who resell the products to some of the above types of customers.

       The Company sells transmission products, including RF amplifiers, line extenders, opto-electronic transmitters and amplifiers, taps, and passives, which transmit signals via coaxial cable or fiber optics from the cable operator to the end-user customer. The Company's transmission products enable operators to transmit telephony, video and data over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF (radio frequency) distribution products constituted approximately 21% of the Company's total sales for fiscal 1996, and approximately 17% and 20% of such sales in each of the fiscal years 1995 and 1994, respectively.

       On June 28, 1996, the Company acquired ATx Telecom Systems, Inc. ("ATx") from Amoco Technology Company in a strategic move to enhance the Company's global position in various 1550 nanometer fiber optic technologies, including Erbium Doped Fiber Amplifiers (EDFAs). The acquisition of ATx reflects the Company's strategic commitment to maintaining its leadership role in the rapidly growing opto-electronic market with a full range of fiber optic technology. By adding ATx's EDFA research and development, manufacturing and marketing to its current RF and fiber optic product family, the Company can offer additional, cost-effective platforms today as well as provide enhanced capabilities for Wave Division Multiplexing (WDM), Dense Wave Division Multiplexing (DWDM) and other optical technologies once they become economically feasible for the market. WDM technology allows two or more different laser signals to be transmitted simultaneously on the same optical fiber, thereby expanding the data transmission capacity of the fiber.

       The Company also sells modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers, set-top terminals that enable television sets to receive all channels transmitted by system operators, and interdiction equipment which enables connections, disconnections and changes in service to be made from the headend. The Company's set-top terminals include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units.

       Sales of set-top terminals constituted approximately 27% of the Company's total sales for fiscal year 1996, and approximately 26% and 23% of such sales in each of the fiscal years 1995 and 1994, respectively. Proprietary software used in the terminals, as well as system manager software at the headend system or at the transmission level, was developed by the Company and is updated from time to time. The Company's new digital home communications terminals, currently being used in customer trials, will enable subscribers to access new services such as advanced pay-per-view ordering of special events and movies, fully interactive home shopping services, electronic program guides and more. See "Item 3. Legal Proceedings" for a discussion of an arbitration award relating to the Company's set-top terminals.

       The Company's products, both analog and digital, are being utilized by the Company's traditional cable operator customers to upgrade their networks to provide new services and by the Regional Bell Operating Companies to build new video, voice and data networks. They are also utilized by electric utilities in load management systems which monitor and control power usage and monitor power outages. The Company's products are also utilized by programmers and broadcasters to transmit their programs to viewers.

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

       The Company develops services and applications which can be utilized by its customers on their terrestrial-based and satellite-based networks. Such applications include (i) a system which enables power companies to detect power failures automatically, (ii) telephony capability over cable networks, (iii) interactive systems for video conferencing, (iv) transmittal of information over cable networks via modem, and (v) interactive video games.

OTHER PRODUCTS AND SERVICES

       The Company's microwave instrumentation systems are used to design and manufacture antennas for communication and radar systems. Products include pattern recorders, receivers, positioners and various display units, which measure, record and display various characteristics of antennas such as signal pattern, gain, phase, amplitude and frequency.

       The Company has consolidated its service functions into a service organization, with its goal being to ensure effective post-sale service for customers using its products, whether such products are under warranty or no longer under warranty. This service organization offers a variety of maintenance and service contracts to companies using products manufactured or sold by the Company.

MARKETING AND SALES

       The Company's products are sold primarily through its own sales personnel who work out of offices in Atlanta and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and distributors. Sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. The Company's management personnel are also actively involved in marketing and sales activities.

       The Company's sales to various units of the United States Government were less than 10% of the Company's sales during fiscal years 1996, 1995 and 1994.

       The Company's international sales constituted 36% of the Company's total sales for fiscal year 1996 and 34% and 35% of total sales in fiscal years 1995 and 1994, respectively. Substantially all of these sales were export sales. Foreign subsidiary sales were not material for any of these fiscal years. See
Note 3 of the Notes to Financial Statements included in this Report. Sales to Europe were 12% of total sales in fiscal 1996 and were 16% and 14% of total sales in fiscal 1995 and 1994, respectively. The increase in sales to customers located in Europe and other international markets may be the result of actual or anticipated deregulation of telecommunications markets.

       No customer (or group of customers under common control) accounted for more than 10% of the Company's revenues in fiscal 1996.

BACKLOG

       The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of June 28, 1996, and June 30, 1995, was $378,582,000 and $457,455,000, respectively.

       The Company believes that approximately 90% of the backlog existing at June 28, 1996, will be shipped within the succeeding fiscal year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

PRODUCT RESEARCH AND DEVELOPMENT AND PATENTS

       The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1996, 1995 and 1994 were principally for development of commercial cable and telephone digital products, satellite network products, CoAxiom cable telephony products and interactive data communications products. In fiscal 1996, 1995 and 1994, the Company's research and development expenses were approximately $95,299,000, $82,378,000, and $58,542,000 respectively.

       The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments.

MANUFACTURING

       The Company develops, designs, fabricates, manufactures, assembles or acquires its products. Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's set-top terminals and certain pole-line hardware for the CATV industry are manufactured by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company commenced shipment of set-top terminals in fiscal year 1996 from its new Juarez, Mexico manufacturing facility.

MATERIALS AND SUPPLIES

       The materials and supplies purchased by the Company are standard electronic components, custom integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. manufactures set-top terminals for the Company and is a primary supplier of those terminals. Cablevision is a primary supplier of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items produced by a variety of sources. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. and Cablevision, for any significant portion of the materials used in the products it manufactures or for any significant portion of the products it sells.

EMPLOYEES

       The Company had approximately 4,837 employees (approximately 664 of which were employed through temporary employment agencies) on June 28, 1996. The Company believes its employee relations are satisfactory.

COMPETITION

       The businesses in which the Company is engaged are highly competitive. The Company competes with companies which have substantially greater resources and a larger number of products, as well as with smaller specialized companies. Some of the Company's customers are in businesses closely related to the production of such products and are, therefore, potential competitors of the Company. The Company believes that its ability to compete successfully results from its marketing strategy, engineering skills, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by its sales personnel.

ITEM 2.     PROPERTIES

       The Company owns and uses in its operations office and manufacturing facilities in metropolitan Atlanta, Georgia; Chicago, Illinois and Juarez, Mexico, which comprise five sites containing a total of approximately 497,700 square feet.

       The Company also owns (i) approximately 130 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located, (ii) approximately 219 acres of land in Walton County, Georgia, held for future antenna test range expansion, and (iii) approximately 280 acres of land in Gwinnett County, Georgia, held for future development of and expansion of a consolidated campus for the Company. The Company presently owns one building and leases two buildings in San Diego County, California, none of which are required for present operations and all are under lease or sublease to other tenants.

       Additional major manufacturing facilities containing an aggregate of approximately 342,700 square feet are leased by the Company at the following locations under leases expiring (including renewal options) from 1998 to 2015:

           LOCATION              APPROXIMATE FOOTAGE
- -------------------------------  -------------------
Norcross, Georgia                      301,700
Vancouver, British Columbia             25,000
Toronto, Ontario                        16,000

       The Company also leases laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Cupertino, California; Tempe, Arizona; Toronto, Ontario; Vancouver, British Columbia; Melbourne, Florida; El Paso, Texas; and Manchester, United Kingdom, and the Company leases sales and service offices in 24 U.S. and foreign cities.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is not currently a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.

       In July 1996, a California arbitration panel ordered the Company to pay StarSight Telecast, Inc. ("StarSight") $15 million in damages, plus legal and arbitration expenses, and issued a three-year limited-term injunction on the future sale of interactive electronic program guides contained in set-tops. The panel determined that the Company violated the terms of a 1992 license and technical assistance agreement between the Company and StarSight. Under the terms of the injunction, the Company is permitted (i) to continue to ship its existing electronic program guides to fill orders to which it has committed in signed agreements with existing customers and (ii) to ship any electronic program guides acquired from a third party or developed after the date of the arbitration award by the Company, in accordance with the arbitration ruling. The Company is currently challenging in federal court the $10 million punitive damages portion of the arbitration award. The Company has also commenced independent development of new electronic program guides in accordance with the provisions of the arbitration award.

       The arbitration panel's award does not affect a patent infringement suit filed by the Company in February, 1996 against StarSight. In that suit, the Company alleges that the StarSight CB1500 receiver infringes at least three of the Company's patents. The suit seeks damages and an injunction against continued infringement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 28, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

       The following persons are the executive officers of the Company:

                                    Executive
         Name             Age     Officer Since                 Present Office
- ----------------------    ---     -------------     ---------------------------------------
James F. McDonald         56      1993              President and
                                                    Chief Executive Officer

John E. Breyer            61      1989              Senior Vice President

William E. Eason, Jr.     53      1993              Senior Vice President,
                                                    General Counsel and
                                                    Corporate Secretary

H. Allen Ecker            60      1979              Senior Vice President,
                                                    Technical Operations
                                                    Chief Technical Officer

Brian C. Koenig           49      1988              Senior Vice President,
                                                    Human Resources

John H. Levergood         62      1992              Senior Vice President,
                                                    Corporate Operating Committee

Raymond D. Lucas          58      1989              Senior Vice President,
                                                    Strategic Operations
                                                    Chief Strategic Officer

Robert C. McIntyre        45      1995              Senior Vice President,
                                                    Corporate Operating Committee

Jack W. Simpson, Sr.      54      1993              Senior Vice President,
                                                    Corporate Operating Committee

Harvey A. Wagner          55      1994              Senior Vice President,
                                                    Chief Financial Officer and Treasurer
                                                    Corporate Operating Committee

Conrad Wredberg, Jr.      55      1995              Senior Vice President,
                                                    Corporate Operating Committee

Julian W. Eidson          57      1978              Vice President and Controller

       Each executive officer is elected annually and serves at the pleasure of the Board of Directors. Each executive officer, except Mr. Eidson, serves on the Corporate Management Committee of the Company.

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

       Mr. Levergood re-joined the Company in December 1992 as a Senior Vice President. He had previously been employed by the Company in various managerial positions (most recently as Chief Operating Officer) until December 1989. From January through June, 1990, he was President and Chief Operating Officer of Dowden Communications, an operator of cable television systems. He was an independent communications consultant from June, 1990 until he re-joined the Company in 1992.

       Mr. McIntyre was elected as a Senior Vice President in November, 1995. He has been employed by the Company since 1991, and from February, 1995 until November, 1995, he served as a Vice President of the Company. Prior to his employment with the Company, Mr. McIntyre was employed by Augat, Inc., a computer components supplier, as Vice President and General Manager of its Interconnection Products Division, from 1988 to 1991.

       Mr. Simpson was President and Chief Executive Officer of Mead Data Central, Inc., an electronic publisher, from June, 1982 through November, 1992. From December, 1992 until joining the Company in October, 1993, he was President of Infobyte, Inc., a consulting firm. Since joining the Company, he has held his current position.

       Mr. Wagner was Vice President-Finance and Chief Financial Officer of Computervision Corporation, a supplier of CAD/CAM/CAE software and services from September, 1989 until he joined the Company in his current position in June, 1994.

       Mr. Wredberg joined the Company in 1995 and was elected to the position of Vice President in May, 1995. In November, 1995, Mr. Wredberg was elected as a Senior Vice President of the Company. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semiconductors, from 1985 until 1995.

       All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

       The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 9, 1996, was 6,802.

       It has been the policy of the Company to retain a substantial portion of its earnings to finance the expansion of its business. In 1976 the Company commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by the Company. During fiscal years 1996 and 1995, the Company paid out a $.015 dividend each quarter.

       Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1996 and 1995 is included in Note 7 of the Notes to Financial Statements included in this Report.

ITEM 6.     SELECTED FINANCIAL DATA

       Selected Financial Data is set forth on page 22 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion of Consolidated Statement of Financial Position, of Consolidated Statement of Earnings, and of Consolidated Statement of Cash Flows are set forth on pages 14, 16 through 18, and 20 of this Report, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 13 through 33 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

       Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

       (1) The consolidated financial statements listed below are included on pages 13 through 32 of this Report.

                    Report of Independent Public Accountants

                    Consolidated Statement of Financial Position as of June 28, 1996 and June 30, 1995

                    Consolidated Statement of Earnings for each of the three years in the period ended June 28, 1996

                    Consolidated Statement of Cash Flows for each of the three years in the period ended June 28, 1996

                    Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedule:

                                                                                    Page
                                                                                    ----
                    Schedule II         Valuation and Qualifying Accounts for Each
                                        of the Three Years in the Period ended June
                                        28, 1996                                      33

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

                (10)    Material Contracts:

                    (a) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended March 31, 1987:

                                     (i) Agreement pertaining to the
                                         compensation of Sidney Topol.*

                    (b) The following material contract is incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended December 29, 1989:

                                     (i) Scientific-Atlanta, Inc. Non-Employee
                                         Directors Stock Option Plan.*

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

                                     (iv) Scientific-Atlanta, Inc. 1978
                                          Non-Qualified Stock Option Plan for
                                          Key Employees, as amended.*

                    (d) The following material contract is incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended July 2, 1993:

                                     (i) Scientific-Atlanta, Inc. 1992 Employee
                                         Stock Option Plan.*

                    (e) The following material contracts are incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended July 1, 1994:

                                     (i) Scientific-Atlanta, Inc. Supplemental
                                         Executive Retirement Plan.*

                                     (ii) 1994 Scientific-Atlanta, Inc.
                                          Executive Deferred Compensation Plan.*

                                     (iii) Form of Severance Protection
                                           Agreement between the Registrant and
                                           Certain Officers and Key Employees.*

                    (f) The following material contract is incorporated by reference to the exhibit filed with the registrant's proxy statement filed on October 3, 1994, as amended by the revised cover page thereto incorporated by reference to the registrant's report on Form 10-Q for the fiscal quarter ended December 31, 1994:

                                     (i) Scientific-Atlanta, Inc. Long-Term
                                         Incentive Plan, adopted by the
                                         shareholders on November 11, 1994.*

                    (g) The following material contract is incorporated by reference to the registrant's report on Form 10-K for the fiscal year ended June 30, 1995:

                                     (i) Credit Agreement, dated May 11, 1995,
                                         by and between the Company and
                                         NationsBank of Georgia, National
                                         Association, for itself and as agent
                                         for other banks participating in the
                                         credit facility.

                    (h) The following material contract is incorporated by reference to registrant's Form S-8 Registration Statement, filed on November 8, 1995:

                                     (i) Stock Plan for Non-Employee Directors.*

                    (i) The following material contracts and amendment to a material contract are incorporated by reference to the registrant's report on Form 10-Q for its fiscal quarter ended December 29, 1995:

                                     (i) Amended and Restated
                                         Scientific-Atlanta, Inc. Retirement
                                         Plan for Non-Employee Directors.*

                                     (ii) Amended and Restated Deferred
                                          Compensation Plan for Non-Employee
                                          Directors of Scientific-Atlanta, Inc.*

                                     (iii) Amendment Number One to the
                                           Non-Employee Directors Stock Option
                                           Plan.*

                    (j) First Amendment, dated as of December 29, 1995, to the Credit Agreement which is incorporated by reference as Exhibit 10(g).

                    (k) Letter Amendment, dated as of April 5, 1996, to the Credit Agreement which is incorporated by reference as Exhibit 10(g).

                    (l) Second Amendment, dated as of June 28, 1996, to the Credit Agreement which is incorporated by reference as Exhibit 10(g).

           (11)    Computation of Earnings Per Share of Common Stock

           (21)    List of Significant Subsidiaries

           (23)    Consent of Independent Public Accountants

           (27)    Financial Data Schedule (for SEC use only)
- ---------------

* Indicates management contract or compensatory plan or arrangement.

       (b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                      (This page intentionally left blank)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Scientific-Atlanta, Inc.:

        We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 28, 1996 and June 30, 1995 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended June 28, 1996 appearing on pages 15, 19 and 21, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 28, 1996 and June 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1996 in conformity with generally accepted accounting principles.

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

Atlanta, Georgia                      ARTHUR ANDERSEN LLP
August 5, 1996 (except with respect to the matter discussed in Note 6, as to which the date is August 14, 1996)

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

        Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 28, 1996 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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

/s/ James F. McDonald                                         /s/ Harvey A. Wagner
James F. McDonald                                             Harvey A. Wagner
President and Chief Executive Officer                         Senior Vice President
                                                              Chief Financial Officer and Treasurer

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION

Scientific-Atlanta had stockholders' equity of $463.7 million and cash on hand of $20.9 million at June 28, 1996. The current ratio of 2.1:1 at June 28, 1996 compared to 2.2:1 at June 30, 1995.

CASH AND CASH EQUIVALENTS at the end of 1996 were $20.9 million, down from $80.3 million last year. Cash decreased as expenditures for equipment, expansion of manufacturing capacity, the acquisition of ATx Telecom Systems, Inc.
    (ATx) and the repurchase of 1,010,000 shares of the Company's common stock exceeded cash generated from earnings. Ending working capital, excluding cash, was $280.1 million, or 26.7 percent of sales, as compared to $259.4 million or 23.2 percent of sales in the prior year.

RECEIVABLES were $252.9 million at year-end, compared to $243.4 million at the prior fiscal year-end. Average days sales outstanding increased from 71 for 1995 to 79 for 1996 due to slightly lower sales and higher average receivable balances in 1996 as compared to 1995. The allowance for doubtful accounts as a percent of gross receivables was 1.5 percent in 1996, unchanged from the prior year.

INVENTORY TURNOVER was 3.1 times in 1996, compared to 4.2 in the prior year. The decline was due primarily to higher average inventory balances in 1996 as compared to 1995. Inventories of $215.8 million at year-end were $41.7 million lower than at the end of the prior year, reflecting management's efforts to reduce inventory levels and shipments of certain set-tops in 1996 which had been delayed at the end of fiscal 1995.

CURRENT DEFERRED INCOME TAXES increased $22.7 million due to increases in nondeductible reserves, including a reserve of $25.4 million for the amount and related costs of an arbitration award recorded in 1996.

OTHER CURRENT ASSETS, which include assets held for sale, prepaid insurance, deposits, royalties, license fees and other miscellaneous prepaid expenses, increased $16.5 million due primarily to the net assets held for sale of the defense-related businesses discontinued in 1996 (see Note 5 for details) and the purchase of land held for resale.

NET PROPERTY, PLANT AND EQUIPMENT increased by $26.0 million in 1996 as capital spending exceeded depreciation and disposals. Capital additions of $60.8 million included expenditures for equipment, expansion of manufacturing capacity and the purchase of land for future expansion.

COST IN EXCESS OF NET ASSETS ACQUIRED decreased in 1996, reflecting amortization of goodwill.

OTHER ASSETS, which include license fees, investments, noncurrent deferred tax charges, intellectual property, various prepaid expenses and cash surrender value of company-owned life insurance, increased $5.2 million in 1996 due primarily to investments and increases in non-current deferred tax assets related to non-deductible expenses. See Notes 2 and 11.

TOTAL BORROWINGS at year-end amounted to $2.0 million, down $0.2 million from the prior year. The borrowings include industrial development bonds and working capital loans for foreign subsidiaries. Working capital borrowings by foreign subsidiaries increased $0.3 million during 1996. Details of borrowings are shown in Note 8.

    The Company has a $300 million senior credit facility that provides for unsecured borrowings up to $150 million which expire May 1997 and up to $150 million which expire May 2000. There were no outstanding borrowings under this facility at June 28, 1996 or June 30, 1995. The facility will be used to supplement funds generated internally to support the growth of the Company.

ACCOUNTS PAYABLE were $106.5 million at year-end, down from $148.3 million last year. The decrease reflects lower production and inventory levels. Days in accounts payable increased to 56 in 1996 from 43 in 1995.

ACCRUED LIABILITIES of $127.5 million include accruals for the resolution of litigation and related costs, compensation, warranty and service, customer down-payments and taxes, excluding income taxes. Accruals for the resolution of litigation and related costs were offset partially by lower accruals for compensation. See Note 9 for details.

OTHER LIABILITIES of $37.4 million are comprised of deferred compensation, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 10 for details.

STOCKHOLDERS' EQUITY was $463.7 million at the end of 1996, down $10.5 million from the prior year. A net loss of $6.0 million, the repurchase of 1,010,000 shares of the Company's stock for $12.4 million and dividend payments of $4.6 million were partially offset by $12.5 million from the issuance of stock pursuant to employee benefit plans. See Note 17 for details of changes in stockholders' equity.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                                          In Thousands
                                                                                                --------------------------------
                                                                                                  1996                    1995
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
        CURRENT ASSETS
            Cash and cash equivalents                                                           $ 20,930                $ 80,311
            Receivables, less allowance for doubtful accounts of
              $3,826,000 in 1996 and $3,823,000 in 1995                                          252,882                 243,420
            Inventories                                                                          215,767                 257,427
            Deferred income taxes                                                                 50,979                  28,271
            Other current assets                                                                  22,413                   5,950
                                                                                                --------                --------
                TOTAL CURRENT ASSETS                                                             562,971                 615,379
                                                                                                --------                --------
        PROPERTY, PLANT, AND EQUIPMENT, AT COST
            Land and improvements                                                                 18,173                   7,005
            Buildings and improvements                                                            38,628                  36,847
            Machinery and equipment                                                              162,073                 145,301
                                                                                                --------                --------
                                                                                                 218,874                 189,153
            Less - Accumulated depreciation and amortization                                      68,275                  64,539
                                                                                                --------                --------
                                                                                                 150,599                 124,614
                                                                                                --------                --------
        COST IN EXCESS OF NET ASSETS ACQUIRED                                                      6,191                   6,940
                                                                                                --------                --------
        OTHER ASSETS                                                                              43,561                  38,331
                                                                                                --------                --------
        TOTAL ASSETS                                                                            $763,322                $785,264
                                                                                                ========                ========
- ------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
            Short-term debt and current maturities of long-term debt                            $  1,600                $  1,386
            Accounts payable                                                                     106,542                 148,260
            Accrued liabilities                                                                  127,546                 113,947
            Income taxes currently payable                                                        26,229                  12,121
                                                                                                --------                --------
                TOTAL CURRENT LIABILITIES                                                        261,917                 275,714
                                                                                                --------                --------
        LONG-TERM DEBT, less current maturities                                                      400                     773
                                                                                                --------                --------
        OTHER LIABILITIES                                                                         37,353                  34,588
                                                                                                --------                --------
        COMMITMENTS AND CONTINGENCIES (NOTE 15)
        STOCKHOLDERS' EQUITY
                Preferred stock, authorized 50,000,000 shares; no shares issued                       --                      --
                Common stock, $0.50 par value, authorized 350,000,000 shares,
                  issued 77,255,528 shares in 1996 and 76,950,029 shares in 1995                  38,628                  38,475
                Additional paid-in capital                                                       163,143                 160,206
                Retained earnings                                                                264,206                 274,840
                Accumulated translation adjustments                                                  740                     668
                                                                                                --------                --------
                                                                                                 466,717                 474,189
                Less - Treasury stock, at cost (265,640 shares)                                    3,065                      --
                                                                                                --------                --------
                                                                                                 463,652                 474,189
                                                                                                --------                --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $763,322                $785,264
                                                                                                ========                ========
- ------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

The Consolidated Statement of Earnings summarizes Scientific-Atlanta's operating performance over the last three years, during which time the Company has accelerated development of new products and expanded into international markets.

EARNINGS FROM CONTINUING OPERATIONS in 1996 were $7.2 million, down from $66.0 million in 1995. One-time after-tax charges of $19.5 million for the resolution of an arbitration proceeding and related costs and $9.9 million for the write-off of purchased in-process technology were the primary factors in the year-to-year decline. Lower sales volume and higher research and development expenses also contributed to the lower earnings in 1996 as compared to the prior year.

    Earnings from continuing operations in 1995 were up $32.8 million over 1994. Higher sales volume was the primary factor in the year-to-year increase.

SALES of $1,047.9 million in 1996 were 6 percent lower than the prior year.
    Lower sales volumes of video game adapters and analog set-tops more than offset increases in sales of distribution equipment and satellite systems, excluding sales to Orbit Communications Company (Orbit). Sales of satellite systems in 1996 included sales of $4.5 million to Orbit for its direct to home satellite services, $78.3 million lower than the prior year due to substantial completion of deliveries in 1995. Sales of set-tops constituted approximately 27 percent of the Company's total sales in 1996, and approximately 26 percent and 23 percent of such sales in 1995 and 1994, respectively. Sales of RF (radio frequency) products were approximately 21 percent of the Company's total sales in 1996, and approximately 17 percent and 20 percent of such sales in 1995 and 1994, respectively. International sales were 36 percent of total sales in 1996 as compared to 34 percent in the prior year.

    Sales in 1996 were negatively impacted by reduced levels of orders from domestic cable operators and telephone companies. The Company believes that the capital spending in telecommunications markets has been affected as cable television operators and telephone companies develop strategies to take advantage of provisions in the recently enacted Telecommunications Act of 1996, and by the fact that many of the products service providers wish to use in advanced communications networks are still under development and not commercially available.

    Sales in 1995 increased 48 percent over 1994. Strong growth in sales volume of transmission products and addressable set-tops and Sega game adapters and deliveries of equipment to Orbit Communications Company for its direct to home satellite services contributed to the year-to-year increase in sales.

COST OF SALES as a percent of sales increased 0.9 percentage points over 1995.
    Unfavorable exchange rates in Japanese yen and costs associated with planned expansion of manufacturing capacity offset cost reductions. During the fourth quarter of 1996, the Company began shipments of set-tops assembled at its recently completed manufacturing facility in Juarez, Mexico. The Company believes that it will be able to manufacture certain products at its new high-quality, high volume facility in Juarez, Mexico and expanded facilities in Atlanta, Georgia at costs competitive with those currently charged by contract vendors.

    The materials and supplies purchased by the Company are standard electronic components, such as custom integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. manufactures set-top terminals for the Company and is a primary supplier of those terminals. Cablevision is a primary supplier of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items produced by a variety of sources. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components, Ltd. and Cablevision, for any significant portion of the materials used in the products it manufactures or the products it sells.

    Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the Company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of twelve months.

    Cost of sales as a percent of sales in 1995 increased 2.2 percentage points over 1994. Gains from cost improvements in satellite networks and increased volumes in transmission products and addressable

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

    set-tops were offset by unfavorable exchange rate changes in Japanese yen, production startup costs and product mix.

SALES AND ADMINISTRATIVE EXPENSES of $138.4 million in 1996 were slightly lower than the prior year. Selling expenses were flat reflecting the slightly lower sales volume in 1996. The Company is continuing to invest in opportunities to expand into international markets and introduce new products. Administrative expenses declined slightly in 1996 as the Company continued efforts to improve internal processes and systems to enhance quality and the overall cost structure.

    Sales and administrative expense in 1995 increased 31 percent over the prior year reflecting costs associated with ongoing investments to support expansion into international markets, the introduction of new products and a build-up in the infrastructure of the Company to handle the growth the Company experienced. Sales and administrative expenses as a percent of sales declined to 13 percent in 1995 from 14 percent in 1994.

RESEARCH AND DEVELOPMENT EXPENSES of $95.3 million increased $12.9 million over
    1995. Research and development activity increased in most businesses, particularly in the development of digital products and cable telephony products. The Company anticipates that spending on research and development will increase at a slightly lower rate in 1997.

    Research and development expenses in 1995 increased $23.8 million over the prior year. Increased research and development activity, particularly development of digital products, was the primary factor in the year-to-year increase.

PURCHASED IN-PROCESS TECHNOLOGY was $14.6 million in 1996. In connection with the acquisition of ATx Telecom Systems, Inc. (ATx), on June 28, 1996, the Company recorded a pre-tax charge of $14.6 million for purchased in-process technology which had not yet reached technological feasibility and had no alternative future use. ATx is a supplier of Erbium Doped Fiber Amplifiers
    (EDFA) fiber optic products for hybrid fiber/coax (HFC) networks. The acquisition reflects the Company's strategic commitment to maintaining its role in the rapidly growing opto-electronic market with a full range of fiberoptic technology.

INTEREST EXPENSE was $0.7 million, $0.8 million, and $1.1 million in 1996, 1995, and 1994, respectively. The year-to-year decreases reflect lower average working capital borrowings by foreign subsidiaries.

INTEREST INCOME was $1.8 million, $2.8 million and $3.2 million in 1996, 1995 and 1994, respectively. The year-to-year decreases in interest income reflect lower average cash balances.

OTHER EXPENSE in 1996 included a charge of $28.7 million, related to an arbitration panel's decision in a proceeding with StarSight Telecast, Inc. (StarSight), for damages, legal and arbitration expenses and other expenses, including incremental costs to independently develop an electronic program guide. The Company is currently challenging in federal court the punitive damages portion ($10.0 million) of the arbitration award.

    In July 1996, an arbitration panel awarded StarSight $15 million in damages, plus legal and arbitration expenses, and issued a three year limited-term injunction on the future sales of interactive electronic program guides contained in set-tops. The panel determined the Company violated the terms of a 1992 license and technical assistance agreement between the Company and StarSight.

    Under the terms of the injunction, the Company is permitted to continue to ship its existing guides to fill orders it has committed to in signed agreements with existing customers and to ship any electronic program guides acquired from a third party or developed by Scientific-Atlanta in accordance with the arbitration ruling after the date of the award.

    The Company intends to develop one or more new program guides for analog and digital set-tops and is also exploring the possibility of using third party guides for its products. The Company's royalty-free license to sell the StarSight guide also remains in effect. The Company believes that compliance with the terms of the arbitration award will not have a significant impact on future revenues or profitability.

    The arbitration award does not affect a patent infringement suit filed by the Company in February 1996 against StarSight. In that suit, the Company alleges that the StarSight CB1500 receiver infringes at least three of the Company's patents. The suit seeks damages and an injunction against continued infringement. The Company intends to vigorously pursue that suit.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

    Other income was $1.6 million in 1995. Other income included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

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

THE PROVISION FOR INCOME TAXES was 32 percent of pre-tax earnings in 1996, 1995 and 1994. Details of the provision for income taxes are discussed in Note 11.

LOSSES FROM DISCONTINUED OPERATIONS of $13.2 million in 1996 included losses from discontinued operations of $1.0 million, net of a tax benefit of $0.5 million, and a one-time after-tax charge of $12.2 million, net of a tax benefit of $5.7 million, for the estimated loss on the sale of discontinued operations which was recorded in the quarter ended September 29, 1995. During the quarter ended September 29, 1995, the Company decided to discontinue its defense-related businesses in San Diego, California because these businesses were not aligned with the Company's core business strategies.

    The estimated loss on the sale of discontinued operations included losses of the operations through the expected date of sale, reserves to adjust the carrying amount of the net assets held for sale to net realizable value and losses on a subcontract. The Company had performed work as a subcontractor under a contract which included options for additional products. The Company believed that some of these options had not been validly exercised. The Company had been negotiating with the prime contractor to increase the pricing on the unexercised options to provide a reasonable margin and believed these negotiations would be successful. At the time the Company decided to discontinue the defense related businesses, the negotiations had deteriorated significantly. The estimated loss on the disposition was computed on the basis that the Company would give a buyer a subcontract to complete the options at an amount that would provide a reasonable margin. No accounting recognition was given to the Company's claim against the prime contractor due to its uncertain outcome.

    In July 1996, the Company completed negotiations with the prime contractor to settle issues related to the pricing of the unexercised options. On August 14, 1996, the Company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13.1 million and secured and unsecured notes aggregating approximately $5.0 million. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the Company had anticipated when it decided to exit these businesses; accordingly the Company will recognize a pre-tax gain of approximately $5.0 million from these transactions in the first quarter of fiscal 1997. Losses from the defense-related businesses while they were accounted for as discontinued operations of $2.5 million, net of a tax benefit of $1.2 million, approximated the amount included in the $12.2 million one-time after-tax charge for the estimated loss on the sale of discontinued operations. After recording the pre-tax gain of $5.0 million, the Company will have a reserve of approximately $8.9 million for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

NET LOSS was $6.0 million in 1996. The net loss included after tax charges of $9.9 million for purchased in-process technology, $19.5 million for damages, legal and arbitration expenses and $13.2 million from discontinued operations.

LOSS PER SHARE of $0.08 in 1996 compares with earnings per share of $0.83 in 1995 and $0.46 in 1994. Shares outstanding and share equivalents increased slightly to 76.7 million in 1996 from 76.2 million in 1995.

CONSOLIDATED STATEMENT OF EARNINGS

                (In Thousands, Except Per Share Data)                      1996         1995        1994
- ----------------------------------------------------------------------------------------------------------
SALES                                                                   $1,047,901   $1,118,057   $755,923
- -------------------------                                               ----------   ----------   --------

COSTS AND EXPENSES
- --------------------
     Cost of sales                                                         761,876      802,216    525,955
     Sales and administrative                                              138,362      140,082    107,233
     Research and development                                               95,299       82,378     58,542
     Purchased in-process technology                                        14,583           --         --
     Interest expense                                                          672          775      1,066
     Interest income                                                        (1,818)      (2,837)    (3,151)
     Other (income) expense, net                                            28,374       (1,566)    17,449
                                                                        ----------   ----------   --------
                                                                         1,037,348    1,021,048    707,094
                                                                        ----------   ----------   --------
EARNINGS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                    10,553       97,009     48,829
- -------------------------------------------------------------
PROVISION FOR INCOME TAXES                                                   3,377       31,042     15,624
- ---------------------------                                             ----------   ----------   --------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                      7,176       65,967     33,205
- ------------------------------------------
Earnings (loss) from discontinued operations, net of tax                    (1,038)      (2,427)     1,817
Estimated loss on sale of discontinued operations, net of tax              (12,172)          --         --
                                                                        ----------   ----------   --------
NET EARNINGS (LOSS)                                                     $   (6,034)  $   63,540   $ 35,022
- --------------------                                                    ==========   ==========   ========

EARNINGS (LOSS) PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE
- ------------------------------------
     Primary
          Before discontinued operations                                $     0.09   $     0.86   $   0.44
          Discontinued operations                                            (0.17)       (0.03)      0.02
                                                                        ----------   ----------   --------
          Net earnings (loss)                                           $    (0.08)  $     0.83   $   0.46
                                                                        ==========   ==========   ========
     Fully diluted                                                      $    (0.08)  $     0.83   $   0.46
                                                                        ==========   ==========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON EQUIVALENT SHARES OUTSTANDING
- ------------------------------------------------
     Primary                                                                76,666       76,194     76,638
                                                                        ==========   ==========   ========
     Fully diluted                                                          76,666       76,194     77,105
                                                                        ==========   ==========   ========

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

The Statement of Cash Flows summarizes the main sources of Scientific-Atlanta's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

    Cash on hand at the end of 1996 was $20.9 million. Cash on hand and cash generated from earnings were used for capital expenditures, the acquisition of ATx, the repurchase of 1,010,000 shares of the Company's stock and to fund working capital requirements.

    The Company has a $300 million senior credit facility available that provides for unsecured borrowings up to $150 million which expire May 1997 and up to $150 million which expire May 2000. There were no outstanding borrowings under this facility at June 28, 1996 or June 30, 1995. The Company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

CASH PROVIDED BY OPERATING ACTIVITIES was $44.1 million for 1996, compared to
    $24.1 million for 1995. Cash provided by earnings and decreases in inventories was partially offset by increases in accounts receivable and decreases in payables.

    In 1995 and 1994 cash provided by improved earnings and increases in payables was partially offset by increases in inventories and accounts receivable. See Management's Discussion of the Statement of Financial Position for details of this performance.

CASH USED BY INVESTING ACTIVITIES of $90.7 million included expenditures for equipment, expansion of manufacturing capacity, the purchase of land for future expansion, the acquisition of ATx and other investing activities. See
    Note 2 for additional discussion of investing activities.

    In 1995, cash used by investing activities of $65.4 million included expenditures of $63.8 million for equipment and expansion of manufacturing capacity, including the construction of a manufacturing facility in Juarez, Mexico.

    In 1994, cash used by investing activities included $34.3 million for purchases of plant and equipment and $5.2 million for investments in partnerships. Expenditures focused on increased capacity and productivity improvements. Cash provided by investing activities included $11.2 million from the sale of an investment. See Note 2.

CASH USED BY FINANCING ACTIVITIES was $12.8 million in 1996. The repurchase of
    1,010,000 shares of the Company's common stock for $12.4 million and dividend payments of $4.6 million exceeded cash generated from the issuance of stock pursuant to stock option and employee benefit plans of $4.3 million.

    The issuance of stock pursuant to stock option and employee benefit plans generated $8.2 million in 1995. Cash used by financing activities included a $5.1 million reduction of working capital borrowings by foreign subsidiaries and dividend payments of $4.6 million.

    Cash provided by financing activities was $0.8 million in 1994. The issuance of stock pursuant to stock option and employee benefit plans and increases in short-term borrowings generated $5.0 million and $0.5 million, respectively, of cash during 1994.

CONSOLIDATED STATEMENT OF CASH FLOWS

       (In Thousands)                                               1996         1995          1994
- -----------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
  ----------------------------------
     NET EARNINGS FROM CONTINUING OPERATIONS                      $  7,176     $  65,967     $ 33,205
          Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                             36,597        28,328       19,544
          Purchased in-process technology                           14,583            --           --
          Compensation related to stock benefit plans                6,193         6,051        4,787
          Provision for losses on accounts receivable                  324           343           73
          (Gain) loss on sale of property, plant and equipment      (2,123)          625          824
          Losses of partnerships                                       103           386          475
       Changes in operating assets and liabilities:
          Receivables                                              (21,810)      (43,618)     (67,878)
          Inventories                                               29,370      (117,156)      (8,372)
          Deferred income taxes                                    (15,308)         (353)      (3,999)
          Accounts payable and accrued liabilities                 (27,546)       81,862       59,726
          Other assets                                              (4,900)        2,928      (21,124)
          Other liabilities                                         21,450        (1,021)      21,735
          Net effect of exchange rate fluctuations                      35          (208)        (163)
                                                                  --------     ---------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      44,144        24,134       38,833
                                                                  --------     ---------     --------
  INVESTING ACTIVITIES:
- ----------------------------------
       Purchases of property, plant and equipment                  (60,812)      (63,798)     (34,335)
       Acquisition of business, net of cash acquired               (24,336)           --           --
       Payment for businesses purchased                             (1,721)       (1,634)      (1,060)
       Purchase of land held for resale                             (5,085)           --           --
       Proceeds from the sale of property, plant and equipment       2,358           510          596
       Proceeds from the sale of investments                            --         4,214       11,174
       (Increase) decrease in net assets of discontinued
          operations                                                 1,505        (1,110)       9,132
       Other investments                                            (2,600)       (3,560)      (5,240)
                                                                  --------     ---------     --------
     NET CASH USED BY INVESTING ACTIVITIES                         (90,691)      (65,378)     (19,733)
                                                                  --------     ---------     --------
FINANCING ACTIVITIES:
- ------------------------------------
       Net short-term borrowings (payments)                            214        (5,101)         520
       Principal payments on long-term debt                           (373)         (315)        (305)
       Dividends paid                                               (4,600)       (4,578)      (4,497)
       Issuance of stock                                             4,336         8,162        5,033
       Treasury shares acquired                                    (12,411)           --           --
                                                                  --------     ---------     --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (12,834)       (1,832)         751
                                                                  --------     ---------     --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (59,381)      (43,076)      19,851
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 80,311       123,387      103,536
                                                                  --------     ---------     --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 20,930     $  80,311     $123,387
                                                                  ========     =========     ========

See accompanying notes.

SELECTED FINANCIAL DATA

  (Dollars in Thousands, Except Per Share
                   Data)                         1996          1995         1994        1993        1992
- ----------------------------------------------------------------------------------------------------------
SALES                                         $1,047,901    $1,118,057    $755,923    $666,033    $518,790
  Cost of Sales                                  761,876       802,216     525,955     484,887     368,990
  Sales and Administrative Expenses              138,362       140,082     107,233     103,143      92,813
  Research and Development Expenses               95,299        82,378      58,542      55,283      47,858
  Purchased In-Process Technology                 14,583            --          --          --          --
  Interest Expense                                   672           775       1,066         933         551
  Interest Income                                 (1,818)       (2,837)     (3,151)     (2,925)     (4,423)
  Other (Income) Expense, Net                     28,374        (1,566)     17,449        (686)       (314)
EARNINGS BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS AND ACCOUNTING CHANGES               10,553        97,009      48,829      25,398      13,315
PROVISION FOR INCOME TAXES                         3,377        31,042      15,624       6,349       3,328
EARNINGS BEFORE DISCONTINUED OPERATIONS AND
  ACCOUNTING CHANGES                               7,176        65,967      33,205      19,049       9,987
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
  NET OF TAX                                     (13,210)       (2,427)      1,817       5,625       6,290
CUMULATIVE EFFECT OF ACCOUNTING CHANGES               --            --          --      (4,700)         --
NET EARNINGS (LOSS)                           $   (6,034)   $   63,540    $ 35,022    $ 19,974    $ 16,277
PRIMARY EARNINGS PER SHARE BEFORE
  DISCONTINUED OPERATIONS AND ACCOUNTING
  CHANGES                                     $     0.09    $     0.86    $   0.44    $   0.25    $   0.23
PRIMARY EARNINGS (LOSS) PER SHARE             $    (0.08)   $     0.83    $   0.46    $   0.27    $   0.23
CASH DIVIDENDS PAID PER SHARE                 $     0.06    $     0.06    $   0.06    $0.05 5/6   $0.05 1/3
WORKING CAPITAL                               $  301,054    $  339,665    $302,771    $280,616    $233,691
TOTAL ASSETS                                  $  763,322    $  785,264    $640,219    $524,210    $440,913
  Short-Term Debt and Current Maturities      $    1,600    $    1,386    $  6,487    $  5,962    $  4,081
  Long-Term Debt                                     400           773       1,088       1,398       1,704
  Stockholders' Equity                           463,652       474,189     395,646     352,890     299,725
TOTAL CAPITAL INVESTED                        $  465,652    $  476,348    $403,221    $360,250    $305,510
SALES PER EMPLOYEE                            $      240    $      265    $    224    $    220    $    194
GROSS MARGIN % TO SALES                             27.3%         28.2%       30.4%       27.2%       28.9%
RETURN ON SALES BEFORE DISCONTINUED
  OPERATIONS AND ACCOUNTING CHANGES                  0.7%          5.9%        4.4%        2.9%        1.9%
RETURN ON AVERAGE STOCKHOLDERS' EQUITY              (1.3)%        14.7%        9.5%        6.1%        5.7%

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

BUSINESS
Scientific-Atlanta, Inc. (the "Company") provides its customers with the products and services they need to develop the advanced terrestrial and satellite networks that deliver entertainment information and communications. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

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

The materials and supplies purchased by the Company are standard electronic components, custom integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. manufactures set-top terminals for the Company and is a primary supplier of those terminals. Cablevision is a primary supplier of taps for the Company. The Company also purchases aluminum and steel, including castings and semifabricated items produced by a variety of sources. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. and Cablevision, for any significant portion of the materials used in the products it manufactures or the products it sells.

FISCAL YEAR-END
The Company's fiscal year-ends on the Friday closest to June 30 of each year. Fiscal year-ends are as follows:

       1996:   June 28, 1996
       1995:   June 30, 1995
       1994:   July 1, 1994

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions.

USE OF ESTIMATES
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The estimates made by management primarily relate to receivable and inventory reserves, estimated costs to complete long-term contracts and certain accrued liabilities, principally relating to warranty and service provisions, compensation, claims, litigation and taxes.

FOREIGN CURRENCY TRANSLATION
The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of stockholders' equity and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income.

FOREIGN EXCHANGE CONTRACTS
The Company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

METHOD OF RECORDING CONTRACT PROFITS
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. These receivables from commercial customers and government agencies were $45,543 at June 28, 1996 and $32,738 at June 30, 1995. It is anticipated that substantially all such amounts will be collected within one year.

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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at June 28, 1996 includes $470 held in escrow as a contingent payment for an acquisition. See Note 2.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                           1996         1995
                         --------     --------
Raw Materials and
     Work-In-Process     $131,762     $142,418
Finished Goods             84,005      115,009
                         --------     --------
Total Inventory          $215,767     $257,427
                         ========     ========

COST IN EXCESS OF NET ASSETS ACQUIRED
Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over seventeen years. The Company periodically evaluates the carrying values assigned to costs in excess of net assets acquired and other intangible assets.

FINANCIAL PRESENTATION
Certain prior year amounts have been restated to reflect the discontinuance in 1996 of defense related businesses. See Note 5.

2. INVESTMENTS AND ACQUISITION
- ----------------------------------------------------
On June 28, 1996, the Company acquired 100 percent of the outstanding stock of ATx Telecom Systems, Inc. (ATx) for $24,336 in cash and a contingent payment of $470 due June 28, 1997. ATx is a supplier of fiber optic products for hybrid fiber/coax networks.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price of $24,336 has been allocated to the assets and liabilities acquired. Approximately $14,583 of the total purchase price represented the value of ATx's in-process technology. Since technological feasibility had not yet been achieved and there was no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase.

During 1996, the Company also acquired a minority interest in Wink Communications, Inc., an enabling software developer, for $2,400.

During 1994 the Company entered into partnership agreements in connection with the formation of two joint ventures, Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd., and invested a total of $5,240 in the partnerships. During 1995 the Company invested an additional $2,410 in these partnerships and disposed of its investment in Comunicaciones Broadband for a loss of $197 which was included in other (income) expense. The Company's equity in the earnings (losses) of these partnerships was $21, ($296) and ($345) in 1996, 1995, and 1994, respectively.

During 1994, the Company disposed of its investment in International Cablecasting Technologies, Inc., for a loss of $549 which was included in other (income) expense.

3. SALES

Sales to Time Warner, Inc. and affiliates were 13 percent of total sales in 1995. Sales to any one customer were less than 10 percent of total sales in 1996 and 1994. Export sales accounted for 36 percent of total sales in 1996, 34 percent in 1995 and 35 percent in 1994. Sales to Europe were 12 percent, 16 percent and 14 percent of total sales in 1996, 1995 and 1994, respectively. Sales of set-top terminals constituted approximately 27 percent of the Company's total sales in 1996, and approximately 26 percent and 23 percent of such sales in 1995 and 1994, respectively. Sales of RF (radio frequency) products were approximately 21 percent of the Company's total sales in 1996, and approximately 17 percent and 20 percent of such sales in 1995 and 1994, respectively. Foreign subsidiary sales were not material for any of the three fiscal years presented.

4. OTHER (INCOME) EXPENSES

Other expense in 1996 included a charge of $28,700, related to an arbitration panel's decision in a proceeding with StarSight Telecast, Inc. (StarSight), for damages, legal and arbitration expenses and other expenses, including incremental costs to independently develop an electronic program guide. The Company is currently challenging in federal court the punitive damages portion ($10,000) of the arbitration award.

In July 1996, an arbitration panel awarded StarSight $15,000 in damages, plus legal and arbitration expenses, and issued a three year limited-term injunction on the future sales of interactive electronic program guides contained in set-tops. The panel determined the Company violated the terms of a 1992 license and technical assistance agreement between the Company and StarSight.

Under the terms of the injunction, the Company is permitted to continue to ship its existing guides to fill orders it has committed to in signed agreements with existing customers and to ship any electronic program guides acquired from a third party or developed by Scientific-Atlanta in accordance with the arbitration ruling after the date of the award.

The Company intends to develop one or more new program guides for analog and digital set-tops and is also exploring the possibility of using third party guides for its products. The Company's royalty-free license to sell the StarSight guide also remains in effect. The Company believes that compliance with the terms of the arbitration award will not have a significant impact on future revenues or profitability.

The arbitration award does not affect a patent infringement suit filed by the Company in February 1996 against StarSight. In that suit, the Company alleges that the StarSight CB1500 receiver infringes at least three of the Company's patents. The suit seeks damages and an injunction against continued infringement. The Company intends to vigorously pursue that suit.

Other income of $1,566 in 1995 included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

Other expense of $17,449 in 1994 included a $17,500 charge to settle securities class action litigation, losses of $992 from partnership activities and net gains from other miscellaneous items of $1,043.

The securities class action suit, which was filed in 1988, related to events which occurred during the early 1980's principally as a result of the difficulties experienced by the Company in the production and delivery of a new product. The Company firmly believes it fully complied with the law in this matter and that the suite was without merit. The litigation was settled in 1994 in the best interest of the Company's shareholders to avoid protracted and costly legal proceedings and eliminate the uncertainty of a jury trial.

5. DISCONTINUED OPERATIONS

During the quarter ended September 29, 1995, the Company decided to discontinue its defense-related businesses in San Diego, California because these businesses were not aligned with the Company's core business strategies. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on the sale of discontinued operations was recorded in the quarter ended September 29, 1995.

The estimated loss on the sale of discontinued operations included losses of the operations through the expected date of sale, reserves to adjust the carrying amount of the net assets held for sale to net realizable value and losses on a subcontract. The Company had performed work as a subcontractor under a contract which included options for additional products. The Company believed that some of these options had not been validly exercised. The Company had been negotiating with the prime contractor to increase the pricing on the unexercised options to provide a reasonable margin and believed these negotiations would be successful. At the time the Company decided to discontinue the defense related businesses, the negotiations had deteriorated significantly. The estimated loss on the disposition was computed on the basis that the Company would give a buyer a subcontract to complete the options at an amount that would provide a reasonable margin. No accounting recognition was given to the Company's claim against the prime contractor due to its uncertain outcome.

Sales and earnings (loss) from discontinued operations were as follows:

                              1996       1995       1994
                             -------    -------    -------
Sales                        $25,780    $28,445    $55,660
Earnings (losses) from
  discontinued operations,
  net of tax                 $(2,744)   $(2,427)   $ 1,817
Tax (expense) benefit        $ 1,291    $ 1,141    $  (856)

The net assets of the discontinued operations which include inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses are included in other current assets in the Consolidated Statement of Financial Position.

6. SUBSEQUENT EVENTS

In July 1996, the Company completed negotiations with the prime contractor to settle issues related to the pricing of the unexercised options (see Note 5). On August 14, 1996, the Company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $5,000. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the Company had anticipated when it decided to exit these businesses; accordingly the Company will recognize a pre-tax gain of approximately $5,000 from these transactions in the first quarter of fiscal 1997. Losses from the defense-related businesses while they were accounted for as discontinued operations of $2,482, net of a tax benefit of $1,168, approximated the amount included in the $12,172 one-time after-tax charge for the estimated loss on the sale of discontinued operations. After recording the pre-tax gain of $5,000, the Company will have a reserve of approximately $8,900 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

                              Fiscal Quarters
                -------------------------------------------
     1996        First        Second     Third      Fourth
- --------------  --------     --------   --------   --------
Sales           $242,193     $261,100   $271,883   $272,725
Gross margin      61,077       67,717     75,210     82,021
Gross margin %      25.2%        25.9%      27.7%      30.1%
Net earnings
  (loss)          (9,124)(1)    6,601     11,525    (15,036)(2)
Earnings
  (loss) per
  share            (0.12)(1)     0.09       0.15      (0.20)(2)
Stock prices:
  High            23.250       16.750     19.250     19.875
  Low             16.875       11.500     13.375     14.625
Dividends paid
  per share        0.015        0.015      0.015      0.015

- ---------------

(1) Includes charges of $13,210 ($0.17 per share) for the discontinuance of defense related businesses.
(2) Includes charges of $19,516 ($0.25 per share) to settle an arbitration proceeding and related costs and $9,916 ($0.14 per share) to write-off purchased in-process technology in connection with the acquisition of ATx.

                              Fiscal Quarters
                -------------------------------------------
     1995        First        Second     Third      Fourth
- --------------  --------     --------   --------   --------
Sales           $224,976     $269,690   $309,112   $314,279
Gross margin      67,423       73,810     84,017     90,591
Gross margin %      30.0%        27.4%      27.2%      28.8%
Net earnings      12,013       15,505     17,845     20,604
Earnings per
  share             0.16         0.20       0.23       0.27
Stock prices:
  High            22.438       22.875     24.875     24.500
  Low             16.375       19.125     18.125     18.375
Dividends paid
  per share        0.015        0.015      0.015      0.015

8. INDEBTEDNESS

Credit Facility:

At June 28, 1996, the Company had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expire May 9, 1997 and up to $150,000 which expire May 10, 2000. There were no borrowings outstanding under this facility at June 28, 1996 or June 30, 1995. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt consisted of:

                                         1996     1995
                                         ----    ------
6 1/4%-10% capitalized leases, payable
  in varying installments ranging from
  $200 to $250 through 1999              $650    $  900
8 1/4% mortgage                            --       188
                                         ----    ------
                                                  1,088
Less-Current maturities                   250       315
                                         ----    ------
                                         $400    $  773
                                         ====    ======

Long-term debt at June 28, 1996 had scheduled maturities as follows:
1997 -- $250; 1998 -- $200; 1999 -- $200.

At June 28, 1996, property, plant and equipment costing approximately $4,000 were pledged as collateral on long-term debt.

Foreign short-term debt was $1,350 and $1,071 at the end of 1996 and 1995, respectively. The average interest rates for foreign short-term debt at June 28, 1996 and June 30, 1995 were 10.9 percent and 9.2 percent, respectively.

Total interest paid was $680, $811, and $1,071 in 1996, 1995, and 1994, respectively.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                     1996        1995
                                   --------    --------
Compensation....................   $ 24,294    $ 34,747
Arbitration and related costs...     25,383          --
Warranty and service............     15,852      13,818
Customer down payments..........      9,282       7,976
Taxes other than income taxes...      8,236       5,613
Other...........................     44,499      51,793
                                   --------    --------
                                   $127,546    $113,947
                                   ========    ========

10. OTHER LIABILITIES

Other liabilities consisted of:

                                      1996       1995
                                     -------    -------
Retirement........................   $23,645    $22,751
Compensation......................     8,247      6,285
Other.............................     5,461      5,552
                                     -------    -------
                                     $37,353    $34,588
                                     =======    =======

11. INCOME TAXES

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                              1996       1995       1994
                             -------    -------    -------
Statutory federal tax
  rate....................   $ 3,693    $33,953    $17,090
State income taxes, net of
  federal tax benefit.....      (901)     3,430      2,194
Tax reserves..............     1,689          1        506
Research and development
  tax credit..............        --     (2,852)    (1,738)
Export incentives.........    (1,233)    (1,370)    (1,096)
Exempt interest income....      (143)      (656)      (956)
Other, net................       272     (1,464)      (376)
                             -------    -------    -------
                             $ 3,377    $31,042    $15,624
                             =======    =======    =======

Income tax provision (benefit) includes the following:

                              1996       1995       1994
                            --------    -------    -------
Current tax provision
  Federal................   $ 10,974    $22,588    $13,906
  State..................        273      5,436      3,719
  Foreign................     10,187      1,138        581
                            --------    -------    -------
                              21,434     29,162     18,206
                            --------    -------    -------
Deferred tax provision
  (benefit)
  Federal................    (16,300)      (389)    (1,911)
  State..................     (1,659)      (195)      (263)
  Foreign................        (98)     2,464       (408)
                            --------    -------    -------
                             (18,057)     1,880     (2,582)
                            --------    -------    -------
Total provision for
  income taxes...........   $  3,377    $31,042    $15,624
                            ========    =======    =======

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $5,394, $28,937 and $1,551 in 1996, 1995, and 1994, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                      1996       1995
                                     -------    -------
Current deferred tax assets
  Expenses not currently
    deductible....................   $33,593    $13,582
  Inventory valuation.............    12,108      9,876
  Warranty reserves...............     3,632      3,077
  Bad debt reserves...............     1,353      1,432
  Other...........................       293        304
                                     -------    -------
Current deferred tax assets.......   $50,979    $28,271
                                     =======    =======
Noncurrent deferred tax assets
  Postretirement and
    postemployment
    benefits......................   $10,477    $12,235
  Tax credit/loss carryforwards...       267        633
  Expenses not currently
    deductible....................     2,707      1,748
                                     -------    -------
Noncurrent deferred tax
  assets..........................    13,451     14,616
Noncurrent deferred tax
  liabilities
  Depreciation and amortization...    (4,322)    (7,461)
                                     -------    -------
Net noncurrent deferred tax
  asset...........................   $ 9,129    $ 7,155
                                     =======    =======

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in 1996 or 1995.

The net noncurrent deferred tax asset is included in Other Assets at June 28, 1996 and June 30, 1995.

In 1996, 1995, and 1994, earnings before income taxes included $33,745, $8,571, and $2,641, respectively, of earnings generated by the Company's foreign operations.

12. RETIREMENT AND BENEFIT PLANS
- ----------------------------------------------------

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

The following table sets forth the plan's funded status, amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                     1996        1995
                                   --------    --------
Accumulated benefit obligation
  Vested portion                   $ 55,252    $ 49,723
  Nonvested portion                   2,274       2,234
                                   --------    --------
                                     57,526      51,957
Effect of projected future
  compensation levels                17,215      15,144
                                   --------    --------
Projected benefit
  obligation                         74,741      67,101
Plan assets at fair value           (75,155)    (60,381)
                                   --------    --------
Projected benefit obligation in
  excess of (less than) plan
  assets                               (414)      6,720
Unrecognized prior service costs        351         384
Unrecognized gain (loss)                528      (2,855)
Unrecognized net asset from
  initial application of SFAS 87      7,025       7,681
Fourth quarter
  contribution                         (279)       (999)
                                   --------    --------
Accrued pension cost               $  7,211    $ 10,931
                                   ========    ========
Discount rate                          7.75%        8.0%
Rate of increase in future
  compensation                          4.5%        4.5%
Expected long-term rate of
  return on assets                     10.0%       10.0%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

The Company's net pension expense was $3,325 in 1996, $2,483 in 1995, and $2,709 in 1994.

The components of pension expense are as follows:

                              1996       1995       1994
                            --------    -------    -------
Service cost of benefits
  earned                    $  5,169    $ 4,059    $ 4,522
Interest cost                  5,128      4,826      4,295
Actual return on plan
  assets                     (12,532)    (4,821)    (2,694)
Net amortization and
  deferral                     5,560     (1,581)    (3,414)
                            --------    -------    -------
Net periodic pension cost   $  3,325    $ 2,483    $ 2,709
                            ========    =======    =======

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $6,842 at June 28, 1996 and $5,521 at June 30, 1995. Retirement expense for these plans was $1,366, $1,223, and $906 in 1996, 1995, and 1994, respectively.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                      1996       1995
                                     -------    -------
Accumulated postretirement benefit
  obligation
    Retirees                         $ 9,069    $ 8,876
    Fully eligible active
       participants                      181        177
    Other active participants            293        287
                                     -------    -------
                                       9,543      9,340
Unrecognized net gain                    978      1,200
Fourth quarter claims payments          (220)      (167)
                                     -------    -------
Accrued postretirement benefit
  cost                               $10,301    $10,373
                                     =======    =======

The components of postretirement benefit expense are as follows:

                                          1996    1995
                                          ----    ----
Service cost of benefits earned           $ 39    $ 30
Interest cost                              719     740
Net amortization and deferral              (26)    (11)
                                          ----    ----
Postretirement benefit expense            $732    $759
                                          ====    ====

Significant actuarial assumptions are as follows:

                                        1996      1995
                                        -----     -----
Annual rate of increase in per capita
  cost
Pre-Medicare                            11.25%    11.25%
    Annual decline                       0.75%     0.75%
    Final rate of increase               6.00%     6.00%
Post-Medicare                            9.50%     9.50%
    Annual decline                       0.50%     0.50%
    Final rate of increase               6.00%     6.00%
Impact of one percentage point in
  health care cost trend rate on
    Accumulated postretirement
       benefit obligation                 7.6%      8.6%
    Interest cost component of
       benefits                          11.2%      9.0%
Discount rate used to measure
  accumulated postretirement benefit
  obligation                             7.75%      8.0%

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of foreign currency contracts is based on quoted market prices.

                       1996                      1995
               ---------------------    ----------------------
               CARRYING/                Carrying/
               CONTRACT       FAIR      Contract       Fair
                AMOUNT       VALUE       Amount        Value
               ---------    --------    ---------    ---------
Cash and
  cash
 equivalents   $  20,930    $ 20,930    $  80,311    $  80,311
Foreign
  currency
  contracts
    Sell       $   7,999    $  8,152    $   7,185    $   7,605
    Buy        $  61,700    $ 59,245    $ 129,570    $ 127,749

14. RELATED PARTY TRANSACTIONS

During 1996 the Company had sales of $2,728 to Scientific-Atlanta of Shanghai, Ltd. and a net receivable of $760 at June 28, 1996.

During 1995 the Company had sales of $3,384 to Scientific-Atlanta of Shanghai, Ltd. and a net receivable of $420 at June 30, 1995.

During 1994 the Company had sales of $12,127 to Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd. and had a net receivable of $4,774 from these partnerships at July 1, 1994.

15. COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Rental expense under operating lease agreements for facilities and equipment for 1996, 1995 and 1994 was $15,347, $10,696 and $9,303, respectively. The Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to fourteen years. Future minimum payments at June 28, 1996, under operating leases were $46,846. Payments under these leases for the next five years are as follows:
1997 -- $11,460; 1998 -- $9,702; 1999 -- $6,422; 2000 -- $4,657; 2001 -- $3,106.

The Company has agreements with certain officers which include certain benefits in the event of termination of the officers' employment as a result of a change in control of the Company.