Form 10-Q
period 1996-09-27
SCIENTIFIC ATLANTA INC
filed 1996-11-08
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 27, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

                         COMMISSION FILE NUMBER 1-5517


                            SCIENTIFIC-ATLANTA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           GEORGIA                                              58-0612397
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

     ONE TECHNOLOGY PARKWAY, SOUTH
           NORCROSS, GEORGIA                                     30092-2967
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

         AS OF OCTOBER 25, 1996, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 77,304,775 SHARES OF COMMON STOCK.





                                    1 of 10

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                             Three Months Ended
                                                                                        -----------------------------
                                                                                        September 27,   September 29,
                                                                                            1996            1995
                                                                                        -------------   -------------
SALES                                                                                     $261,664         $242,193
                                                                                          --------         --------

COSTS AND EXPENSES
    Cost of sales                                                                          182,894          181,116
    Sales and administrative                                                                35,433           32,726
    Research and development                                                                28,033           22,767
    Interest expense                                                                           134              147
    Interest (income)                                                                         (539)            (751)
    Other (income) expense, net                                                               (189)             179
                                                                                          --------         --------
    Total costs and expenses                                                               245,766          236,184
                                                                                          --------         --------

EARNINGS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                                     15,898            6,009

PROVISION (BENEFIT) FOR INCOME TAXES
    Current                                                                                (10,215)             550
    Deferred                                                                                15,302            1,373
                                                                                          --------         --------

NET EARNINGS FROM CONTINUING OPERATIONS                                                     10,811            4,086

LOSS FROM DISCONTINUED OPERATIONS,
    NET OF TAX                                                                                  --           (1,038)

GAIN (LOSS) ON SALE OF DISCONTINUED
    OPERATIONS, NET OF TAX                                                                   3,400          (12,172)
                                                                                          --------         --------

NET EARNINGS (LOSS)                                                                       $ 14,211         $ (9,124)
                                                                                          ========         ========

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

    PRIMARY
        CONTINUING OPERATIONS                                                             $   0.14         $   0.05
        DISCONTINUED OPERATIONS                                                               0.04            (0.17)
                                                                                          --------         --------
        NET EARNINGS (LOSS)                                                               $   0.18            (0.12)
                                                                                          ========         ========

    FULLY DILUTED                                                                         $   0.18         $  (0.12)
                                                                                          ========         ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
    PRIMARY                                                                                 77,670           77,019
                                                                                          ========         ========

    FULLY DILUTED                                                                           77,837           77,019
                                                                                          ========         ========

DIVIDENDS PER SHARE PAID                                                                  $  0.015         $  0.015
                                                                                          ========         ========


                             SEE ACCOMPANYING NOTES





                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                                In Thousands
                                                                                       ----------------------------
                                                                                       September 27,      June 28,
                                                                                            1996            1996
                                                                                       -------------      ---------
ASSETS
    CURRENT ASSETS
        Cash and cash equivalents                                                        $  50,146        $  20,930
        Receivables, less allowance for doubtful
           accounts of $3,884,000 at September 27
           and $3,826,000 at June 28                                                       230,356          252,882
        Inventories                                                                        198,784          215,767
        Deferred income taxes                                                               34,011           50,979
        Other current assets                                                                 9,674           22,413
                                                                                         ---------        ---------
           TOTAL CURRENT ASSETS                                                            522,971          562,971
                                                                                         ---------        ---------
    PROPERTY, PLANT AND EQUIPMENT, at cost
        Land and improvements                                                               20,369           18,173
        Buildings and improvements                                                          37,772           38,628
        Machinery and equipment                                                            175,341          162,073
                                                                                         ---------        ---------
                                                                                           233,482          218,874
        Less-Accumulated depreciation and amortization                                      75,201           68,275
                                                                                         ---------        ---------
                                                                                           158,281          150,599
                                                                                         ---------        ---------
    COST IN EXCESS OF NET ASSETS ACQUIRED                                                    6,004            6,191
                                                                                         ---------        ---------
    OTHER ASSETS                                                                            46,007           43,561
                                                                                         ---------        ---------

    TOTAL ASSETS                                                                         $ 733,263        $ 763,322
                                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
        Short-term debt and current maturities of
           long-term debt                                                                $   1,565        $   1,600
        Accounts payable                                                                    85,540          106,542
        Accrued liabilities                                                                111,482          127,546
        Income taxes currently payable                                                      17,711           26,229
                                                                                         ---------        ---------
           TOTAL CURRENT LIABILITIES                                                       216,298          261,917
                                                                                         ---------        ---------
    LONG-TERM DEBT, less current maturities                                                    400              400
                                                                                         ---------        ---------
    OTHER LIABILITIES                                                                       40,941           37,353
                                                                                         ---------        ---------
    STOCKHOLDERS' EQUITY
        Preferred stock, authorized 50,000,000 shares;
           no shares issued                                                                     --               --
        Common stock, $0.50 par value, authorized
           350,000,000 shares; issued 77,372,128 shares at
           September 27 and 77,255,528 shares at June 28                                    38,686           38,628
        Additional paid-in capital                                                         161,927          163,143
        Retained earnings                                                                  277,259          264,206
        Accumulated translation adjustments                                                    746              740
                                                                                         ---------        ---------
                                                                                           478,618          466,717
        Less - Treasury stock, at cost
           (237,298 shares at September 27 and
            265,640 shares at June 28)                                                       2,994            3,065
                                                                                         ---------        ---------
                                                                                           475,624          463,652
                                                                                         ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 733,263        $ 763,322
                                                                                         =========        =========


                             SEE ACCOMPANYING NOTES





                                    3 of 10

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                        September 27,   September 29,
                                                                                            1996            1995
                                                                                        -------------   -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                                          $26,823         $(15,616)
                                                                                           -------         --------

INVESTING ACTIVITIES:
        Purchases of property, plant, and equipment                                        (15,861)         (14,020)
        Proceeds from sale of discontinued operations                                       19,036               --
        Other                                                                                1,359              190
                                                                                           -------         --------
        Net cash provided (used) by investing activities                                     4,534          (13,830)
                                                                                           -------         --------

FINANCING ACTIVITIES:
        Net short-term borrowings                                                              (35)            (347)
        Principal payments on long-term debt                                                    --              (16)
        Dividends paid                                                                      (1,158)          (1,155)
        Issuance of common stock                                                                71            1,144
        Treasury shares acquired                                                            (1,019)              --
                                                                                           -------         --------
        Net cash used by financing activities                                               (2,141)            (374)
                                                                                           -------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            29,216          (29,820)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              20,930           80,311
                                                                                           -------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $50,146         $ 50,491
                                                                                           =======         ========


SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest paid                                                                      $   106         $    218
                                                                                           =======         ========
        Income taxes paid, net                                                             $   124         $  1,630
                                                                                           =======         ========




                             SEE ACCOMPANYING NOTES





                                    4 of 10

NOTES:
(Amounts in thousands, except share data).


         A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 1996 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

         B. Earnings per share for the three months ended September 27, 1996 and September 29,1995 were computed based on the weighted average number of shares of common stock outstanding and the equivalent shares derived from dilutive stock options. See
                 Exhibit 11.

         C.      Inventories consist of the following:


                                                     September 27,      June 28,
                                                         1996             1996
                                                     -------------     ---------
                 Raw materials and work-in-process     $ 122,415       $ 131,762
                 Finished goods                           76,369          84,005
                                                       ---------       ---------
                 Total inventory                       $ 198,784       $ 215,767
                                                       =========       =========

         D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California, because these businesses were not aligned with the company's core business strategies. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations was recorded in the quarter ended September 29, 1995.

                 During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. After recording the pre-tax gain of $5,000, the company had a reserve of approximately $8,200 at September 27, 1996 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

                 Sales and losses from discontinued operations were as follows:

                                                               1997        1996
                                                             -------     -------
                          Sales                              $ 1,920     $ 5,020
                          Losses from discontinued
                             operations, net of tax          $   817     $ 1,038
                          Tax benefit                        $   385     $   488

         E. In October 1995, the company announced that it had adopted a stock buyback program for the purchase of up to five million shares of its common stock. During the quarter ended September 27, 1996, the company purchased 80,000 shares at an aggregate cost of $1,019. The company re-issues these shares under the company's stock option plan, 401(k) plan, employee stock purchase plan and other stock-based employee compensation.





                                    5 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         Scientific-Atlanta had stockholders' equity of $475.6 million and cash on hand was $50.1 million at September 27, 1996. Cash increased $29.2 million during the quarter as cash generated from earnings, accounts receivable collections, reductions in inventory levels and the sale of discontinued operations exceeded expenditures for equipment, expansion of manufacturing capacity and reductions in payables. The current ratio of 2.4:1 at September 27, 1996, compared to 2.1:1 at June 28, 1996. At September 27, 1996, total debt was $2.0 million or less than 1 percent of total capital invested. Short-term debt consists primarily of borrowings by the company's international operations to support their working capital requirements. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS

         Sales for the quarter ended September 27, 1996, were $261.7 million, up 8 percent over the prior year's sales of $242.2 million. Higher sales volume of transmission products was the primary factor in the year-to-year sales increase. Sales volume of addressable converter products and Sega game adapters declined as compared to the prior year. Increased sales of satellite systems, primarily PowerVu(TM) digital video systems and VSAT (Very Small Aperture Terminal) data networks, also contributed to the year-to-year increase. International sales accounted for 35 percent of total sales for the quarter ended September 27, 1996, as compared to 34 percent of total sales in the prior year.

         Gross margins were 30.1 percent, up 4.9 percentage points over the prior year, reflecting the impact of internal programs to improve quality and cost structure, the ramp-up of the Juarez, Mexico manufacturing facility and favorable product mix.

         Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

         Research and development costs were up $5.3 million, or 23 percent, over the prior year reflecting the company's continued investment in research and development programs to support new product initiatives. The company plans to launch three major digital system categories during fiscal 1997: high speed data including cable modems, cable telephony and digital video including broadcast and interactive set-tops. The company expects to continue significant research and development investments and anticipates start-up costs as these new products are rolled out.

         Selling and administrative expense increased $2.7 million, or 8 percent, from the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets and to support the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing. Administrative expenses declined as the company continued efforts to improve internal processes and systems to enhance quality and the overall cost structure.

         Other (income) expense for the quarters ended September 27, 1996 and September 29, 1995, included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense in the quarters ended September 27, 1996 or September 29, 1995.

         The company's effective income tax rate was 32 percent for the quarter, unchanged from the prior year.

         Net earnings from continuing operations for the quarter ended September 27, 1996 were $10.8 million, up $6.7 million over the prior year. Higher sales volume and improved gross margins were offset partially by increased research and development expenses and selling expenses. Lower gross margins more than offset earnings from higher sales volumes in the quarter ended September 29, 1995.





                                    6 of 10

         In October 1995, the company announced its intent to sell its defense-related businesses in San Diego, California and recorded a one-time, after-tax charge of $13.2 million in the quarter ended September 29, 1995.

         During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. for cash of $13.1 million and secured and unsecured notes aggregating approximately
$4.7 million. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly the company recognized a pre-tax gain of $5.0 million from these transactions in the quarter ended September 27, 1996.

         Net earnings for the quarter ended September 27, 1996 were $14.2 million, including an after-tax gain of $3.4 million related to the sale of discontinued operations, compared to a net loss in the prior year of $9.1 million, which included an after-tax charge of $13.2 million related to discontinued operations.

         Any of the above statements that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-Q for a description of the various risks and uncertainties that could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. Such Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.





PowerVu is a trademark of Scientific-Atlanta, Inc.





                                    7 of 10

                          PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 EXHIBIT NO.               DESCRIPTION

                    11            Computation of Earnings Per Share
                    27            Financial Data Schedule (for SEC use only)
                    99            Cautionary Statements

         (b) No reports on Form 8-K were filed during the quarter ended September 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCIENTIFIC-ATLANTA, INC.
                                        ------------------------
                                             (Registrant)



Date:  November 8, 1996                 /s/Harvey Wagner
      --------------------------        ----------------------------------------
                                        Harvey A. Wagner
                                        Senior Vice President, Finance
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and duly
                                        authorized signatory of the Registrant)





                                    8 of 10