Form 10-Q
period 1996-12-27
SCIENTIFIC ATLANTA INC
filed 1997-02-07
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   DECEMBER 27, 1996
                               ---------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    ----------------

                         COMMISSION FILE NUMBER 1-5517


                           SCIENTIFIC-ATLANTA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               GEORGIA                              58-0612397
           (STATE OR OTHER                       (I.R.S. EMPLOYER
           JURISDICTION OF                     IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

   ONE TECHNOLOGY PARKWAY, SOUTH
        NORCROSS, GEORGIA                            30092-2967
       (ADDRESS OF PRINCIPAL                         (ZIP CODE)
         EXECUTIVE OFFICES)


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

    AS OF JANUARY 24, 1997, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 77,305,019 SHARES OF COMMON STOCK.

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            Three Months Ended              Six Months Ended
                                      -----------------------------    ---------------------------
                                      December 27,     December 29,    December 27,   December 29,
                                          1996             1995           1996           1995
                                      ------------     ------------    ------------   ------------
SALES                                    $282,184         $261,100       $543,848       $503,293

COSTS AND EXPENSES
  Cost of sales                           196,847          193,383        379,741        374,499
  Sales and administrative                 37,624           33,663         73,057         66,389
  Research and development                 29,108           23,871         57,141         46,638
  Interest expense                            120              220            254            367
  Interest (income)                        (1,112)            (223)        (1,651)          (974)
  Other (income) expense, net                (626)             479           (815)           658
                                         --------         --------       --------       --------
  Total costs and expenses                261,961          251,393        507,727        487,577

EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES             20,223            9,707         36,121         15,716

PROVISION (BENEFIT) FOR
INCOME TAXES
  Current                                   9,480            4,331           (734)         4,881
  Deferred                                 (3,009)          (1,225)        12,293            148
                                         --------         --------       --------       --------

NET EARNINGS FROM CONTINUING
OPERATIONS                                 13,752            6,601         24,562         10,687

LOSS FROM DISCONTINUED
OPERATIONS, NET OF TAX                         --               --             --         (1,038)

GAIN (LOSS) ON SALE OF
DISCONTINUED OPERATIONS,
NET OF TAX                                     --               --          3,400        (12,172)
                                         --------         --------       --------       --------

NET EARNINGS (LOSS)                      $ 13,752         $  6,601       $ 27,962       $ (2,523)
                                         ========         ========       ========       ========

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

  PRIMARY
     CONTINUING OPERATIONS               $   0.18         $   0.09       $   0.32       $   0.14
     DISCONTINUED OPERATIONS                   --               --           0.04          (0.17)
                                         --------         --------       --------       --------
     NET EARNINGS (LOSS)                 $   0.18         $   0.09       $   0.36       $  (0.03)
                                         ========         ========       ========       ========

  FULLY DILUTED                          $   0.18         $   0.09       $   0.36       $  (0.03)
                                         ========         ========       ========       ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
  PRIMARY                                  77,907           76,379         77,788         76,699
                                         ========         ========       ========       ========

  FULLY DILUTED                            77,956           76,379         77,917         76,699
                                         ========         ========       ========       ========

DIVIDENDS PER SHARE PAID                 $  0.015         $  0.015       $   0.03       $   0.03
                                         ========         ========       ========       ========

                             SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                       In Thousands
                                                                --------------------------
                                                                December 27,      June 28,
                                                                    1996            1996
                                                                ------------      --------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                        $ 96,021      $ 20,930
   Receivables, less allowance for doubtful
     accounts of $3,808,000 at December 27
     and $3,826,000 at June 28                                       226,156       252,882
   Inventories                                                       178,580       215,767
   Deferred income taxes                                              37,155        50,979
   Other current assets                                               10,315        22,413
                                                                    --------      --------
     TOTAL CURRENT ASSETS                                            548,227       562,971
                                                                    --------      --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                              20,592        18,173
   Buildings and improvements                                         37,790        38,628
   Machinery and equipment                                           188,120       162,073
                                                                    --------      --------
                                                                     246,502       218,874
   Less-Accumulated depreciation and amortization                     83,942        68,275
                                                                    --------      --------
                                                                     162,560       150,599
                                                                    --------      --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                                 5,816         6,191
                                                                    --------      --------
 OTHER ASSETS                                                         53,160        43,561
                                                                    --------      --------
 TOTAL ASSETS                                                       $769,763      $763,322
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current maturities of long-term debt         $    250      $  1,600
   Accounts payable                                                   97,629       106,542
   Accrued liabilities                                               117,930       127,546
   Income taxes currently payable                                     23,377        26,229
                                                                    --------      --------
     TOTAL CURRENT LIABILITIES                                       239,186       261,917
                                                                    --------      --------
 LONG-TERM DEBT, less current maturities                                 400           400
                                                                    --------      --------
 OTHER LIABILITIES                                                    41,258        37,353
                                                                    --------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                     --            --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 77,372,128 shares at
     December 27 and 77,255,528 shares at June 28                     38,686        38,628
   Additional paid-in capital                                        162,405       163,143
   Retained earnings                                                 289,852       264,206
   Accumulated translation adjustments                                   770           740
                                                                    --------      --------
                                                                     491,713       466,717
                                                                    --------      --------
Less - Treasury stock, at cost (200,616 shares at
     December 27 and 265,640 shares at June 28)                        2,794         3,065
                                                                    --------      --------
                                                                     488,919       463,652
                                                                    --------      --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $769,763      $763,322
                                                                    ========      ========

                             SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six Months Ended
                                                     ------------------------------
                                                     December 27,      December 29,
                                                        1996              1995
                                                     ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:       $ 91,073          $(22,661)
                                                         -------           -------

INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment             (29,626)          (29,704)
 Proceeds from sale of discontinued operations            18,369                --
 Other                                                     1,197            (1,973)
                                                         -------           -------
 Net cash used by investing activities                   (10,060)          (31,677)
                                                         -------           -------

FINANCING ACTIVITIES:
 Net short-term borrowings (repayments)                   (1,350)           10,083
 Principal payments on long-term debt                         --               (31)
 Dividends paid                                           (2,316)           (2,299)
 Issuance of common stock                                    717             1,487
 Treasury shares acquired                                 (2,973)          (12,411)
                                                         -------           -------
 Net cash used by financing activities                    (5,922)           (3,171)
                                                         -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          75,091           (57,509)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            20,930            80,311
                                                         -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $96,021           $22,802
                                                         =======           =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                         $   229           $   306
                                                         =======           =======
   Income taxes paid, net                                $ 5,810           $ 3,580
                                                         =======           =======

                             SEE ACCOMPANYING NOTES

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

   B. Earnings per share for the three and six months ended December 27, 1996 and December 29, 1995, were computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

   C.  Inventories consist of the following:

                                           December 27,      June 28,
                                               1996            1996
                                           ------------      --------

   Raw materials and work-in-process..       $107,616        $131,762
       Finished goods.................         70,964          84,005
                                             --------        --------
       Total inventory................       $178,580        $215,767
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

       During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. At December 27, 1996, the company had a reserve of approximately $7,700 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

       Sales and earnings (loss) from discontinued operations were as follows:

                                               Three Months Ended              Six Months Ended
                                           --------------------------     -----------------------------
                                           December 27,    December 29,   December 27,     December 29,
                                               1996            1995           1996             1995
                                           ------------    ------------   -------------    ------------
Sales..............................            $  --          $7,425         $1,920          $12,445
Earnings (loss) from discontinued
  operations, net of tax                       $  --          $  259         $ (817)         $  (779)
Tax expense (benefit)..............            $  --          $  122         $ (385)         $  (366)

       At June 28, 1996, the net assets of the discontinued operations included inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses and were included in other current assets in the Consolidated Statement of Financial Position.

   E. The company purchased 225,000 shares of its common stock at an aggregate cost of $2,973 during the six months ended December 27, 1996, and 1,010,000 shares at an aggregate cost of $12,411 during the six months ended December 29, 1995, under a stock buyback program for the purchase of up to 5,000,000 shares of its common stock. The company re-issues these shares under the company's stock option plan, 401(k) plan, employee stock purchase plan and other stock-based employee compensation plans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $488.9 million and cash on hand was $96.0 million at December 27, 1996. Cash increased $75.1 million during the six months ended December 27, 1996 as cash generated from earnings, accounts receivable collections, reductions in inventory levels and the sale of discontinued operations exceeded expenditures for equipment, expansion of manufacturing capacity and reductions in payables. The current ratio was 2.3:1 at December 27, 1996, compared to 2.1:1 at June 28, 1996. At December 27, 1996, total debt was $0.6 million or less than one percent of total capital invested. Short-term debt at June 28, 1996 consisted primarily of borrowings by the company's international operations to support their working capital requirements. There was no short-term debt at December 27, 1996. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter and six months ended December 27, 1996, were $282.2 million and $543.8 million, respectively, up 8 percent over the prior year. Higher sales volume of transmission products was the primary factor in the year-to-year sales increases. Sales volume of Sega game adapters declined as compared to the prior year. Increased sales of satellite systems, primarily PowerVu/TM/ digital video systems and VSAT (Very Small Aperture Terminal) data networks, also contributed to the year-to-year increases. International sales for the quarter increased by 13 percent over the prior year and accounted for 42 percent of total sales. International sales for the six months ended December 27, 1996, accounted for 38 percent of total sales, as compared to 37 percent of total sales in the prior year.

     Gross margins of 30.2 percent and 30.1 percent, for the three and six months ended December 27, 1996, improved 4.3 and 4.6 percentage points, respectively, over the prior year, reflecting the impact of internal programs to improve quality and reduce cost, the ramp-up of the Juarez, Mexico manufacturing facility, favorable exchange rates on Japanese yen compared to the prior year and favorable product mix. The company expects gross margins during the second half of fiscal 1997 to continue at approximately the same level as the first half of fiscal 1997.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs increased $5.2 million and $10.5 million, or 22 percent, for the three and six months ended December 27, 1996, respectively, over the comparable periods of the prior year reflecting the company's continued investment in research and development programs to support new product initiatives. The company plans to launch three major digital system categories during fiscal 1997: high speed data including cable modems, cable telephony and digital video including broadcast and interactive set-tops. The company expects to continue significant research and development investments and anticipates start-up costs as these new products are rolled out.

     Selling and administrative expense increased $4.0 million, or 12 percent, and $6.7 million, or 10 percent, for the three and six months ended December 27, 1996, respectively, over the comparable periods of the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets and to support the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing. Administrative expenses increased as higher consulting fees, administrative expenses of ATx Telecom Systems, Inc. acquired in June 1996 and other miscellaneous items more than offset cost reductions from internal processes and systems improvements.

     Other (income) expense for the three and six months ended December 27, 1996 and December 29, 1995, included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense.

     The company's effective income tax rate was 32 percent, unchanged from the prior year.

     Net earnings from continuing operations were $13.8 million for the quarter ended December 27, 1996, up $7.2 million or 108 percent over the prior year.
Net earnings from continuing operations were $24.6 million for the six months ended December 27, 1996, up $13.9 million or 130 percent over the prior year. Higher sales volume and improved gross margins were offset partially by increased research and development expenses and selling and administrative expenses. Net earnings from continuing operations were $6.6 million and $10.7 million for the three and six months ended December 29, 1995, respectively. Net earnings in the quarter and for the first half of fiscal 1996 were negatively impacted by the exchange rate for the yen, higher spending for research and development and investment in sales and marketing to support the company's international growth.

     The company periodically evaluates the contribution of its business units and products to the company's overall strategic direction. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California because these businesses were not aligned with the company's core business strategy of being a provider of satellite and terrestrial based networks and applications. In October 1995, the company announced its intent to sell its defense-related businesses and recorded a one-time, after-tax charge of $13.2 million in the quarter ended September 29, 1995.

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

     Net earnings for the three months ended December 27, 1996 were $13.8 million, up $7.2 million over the prior year. Net earnings for the six months ended December 27, 1996 were $28.0 million, including an after-tax gain of $3.4 million related to the sale of discontinued operations, compared to a net loss in the prior year of $2.5 million, which included an after-tax charge of $13.2 million related to discontinued operations.

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



PowerVu is a trademark of Scientific-Atlanta, Inc.

                          PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

        (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 13, 1996.

        (b)  Election of directors:

                                    Votes For    Withhold Authority
                                  ------------   ------------------
             Marion H. Antonini    64,478,877          396,535
             William E. Kassling   64,484,798          390,614
             Mylle Bell Mangum     64,495,256          380,156

             Wilbur B. King, Alonzo L. McDonald, James F. McDonald, David J. McLaughlin, James V. Napier and Sidney Topol continue as directors.

        (c)  (i) Selection of Arthur Andersen LLP as independent auditors

                 Votes For         Votes Against         Abstain
                 ----------        -------------         -------
                 64,038,116           672,978            164,318

Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits.

             Exhibit No.                       Description
             -----------                       -----------
                 10.1 Long-Term Incentive Plan of Scientific-Atlanta, Inc., as amended and restated by the Board on November 13, 1996

                 10.2 Stock Plan for Non-Employee Directors, as amended and restated by the Board on November 13, 1996

                 10.3 Scientific-Atlanta, Inc. 1992 Employee Stock Option Plan, as amended and restated by the Board on November 13, 1996

                 10.4 Amendment Number Two to the Non-Employee Directors Stock Option Plan

                 10.5 Deferred Compensation Plan for Non-Employee Directors of Scientific-Atlanta, Inc., as amended and restated by the Board on November 13, 1996

                 10.6 Non-Qualified Stock Option Agreement between Scientific-Atlanta, Inc. and James F. McDonald, incorporated by reference to the registrant's Form S-8 Registration Statement, filed on December 27, 1996, and amended by Post-Effective Amendment
                             No. 1, filed on January 7, 1997

                 11          Computation of Earnings Per Share

                 27          Financial Data Schedule

                 99          Cautionary Statements

        (b) No reports on Form 8-K were filed during the quarter ended December 27, 1996.


Date:   February 7, 1997            /s/ Harvey A. Wagner
        ----------------            --------------------
                                    Harvey A. Wagner
                                    Senior Vice President, Finance
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and duly
                                    authorized signatory of the Registrant)