Form 10-Q
period 1997-03-28
SCIENTIFIC ATLANTA INC
filed 1997-05-09
CIK 87777

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 28, 1997
                              --------------------------------

                                       OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                   YES    x    NO __
                                                          -

     AS OF APRIL 25, 1997, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 77,537,687 SHARES OF COMMON STOCK.

                         PART I - FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS
------  --------------------

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    Three Months Ended                   Nine Months Ended
                                              ------------------------------        ----------------------------
                                              March 28,            March 29,         March 28,         March 29,
                                                1997                 1996             1997                1996
                                              ---------            ---------        --------            --------
SALES                                      $   301,741           $  271,883       $ 845,589           $ 775,176

COSTS AND EXPENSES
  Cost of sales                                207,449              196,673         587,190             571,172
  Sales and administrative                      41,545               35,045         114,602             101,434
  Research and development                      29,566               24,028          86,707              70,666
  Interest expense                                  90                  206             344                 573
  Interest (income)                             (1,161)                (447)         (2,812)             (1,421)
  Other (income) expense, net                       45                 (571)           (770)                 87
                                              --------              -------         -------             -------
  Total costs and expenses                     277,534              254,934         785,261             742,511

EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                  24,207               16,949          60,328              32,665

PROVISION (BENEFIT) FOR
INCOME TAXES
  Current                                       11,547                5,448          10,813              20,777
  Deferred                                      (3,801)                 (24)          8,492             (10,324)
                                              --------              -------         -------             -------

NET EARNINGS FROM CONTINUING
OPERATIONS                                      16,461               11,525          41,023              22,212

LOSS FROM DISCONTINUED
OPERATIONS, NET OF TAX                              --                   --              --              (1,038)

GAIN (LOSS) ON SALE OF
DISCONTINUED OPERATIONS,
NET OF TAX                                          --                   --           3,400             (12,172)
                                              --------              -------         -------             -------

NET EARNINGS                               $    16,461           $   11,525       $  44,423           $   9,002
                                              ========             ========         =======             =======

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON EQUIVALENT SHARE

  PRIMARY
     CONTINUING OPERATIONS                 $      0.21           $     0.15       $    0.53           $    0.29
     DISCONTINUED OPERATIONS                        --                   --            0.04               (0.17)
                                              --------             --------         -------             -------
     NET EARNINGS                          $      0.21           $     0.15       $    0.57           $    0.12
                                              ========             ========         =======             =======

  FULLY DILUTED                            $      0.21           $     0.15       $    0.57           $    0.12
                                              ========             ========         =======             =======

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING
  PRIMARY                                       78,259               76,464          77,945              76,621
                                              ========             ========        ========            ========

  FULLY DILUTED                                 78,259               76,464          78,128              76,621
                                              ========             ========        ========            ========

DIVIDENDS PER SHARE PAID                   $     0.015           $    0.015       $   0.045           $   0.045
                                              ========             ========         =======             =======

                            SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                    In Thousands
                                                             ------------------------
                                                              March 28,     June 28,
                                                                1997         1996
                                                             -----------  -----------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                 $   81,222    $   20,930
   Receivables, less allowance for doubtful
     accounts of $3,967,000 at March 28
     and $3,826,000 at June 28                                  262,435       252,882
   Inventories                                                  194,611       215,767
   Deferred income taxes                                         40,423        50,979
   Other current assets                                          15,412        22,413
                                                               --------      --------
     TOTAL CURRENT ASSETS                                       594,103       562,971
                                                               --------      --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                         19,907        18,173
   Buildings and improvements                                    31,400        38,628
   Machinery and equipment                                      198,153       162,073
                                                               --------      --------
                                                                249,460       218,874
   Less-Accumulated depreciation and amortization                87,007        68,275
                                                               --------      --------
                                                                162,453       150,599
                                                               --------      --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                           11,339         6,191
                                                               --------      --------
 OTHER ASSETS                                                    50,585        43,561
                                                               --------      --------

 TOTAL ASSETS                                                $  818,480    $  763,322
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current maturities of long-term debt  $    2,100    $    1,600
   Accounts payable                                             124,802       106,542
   Accrued liabilities                                          119,467       127,546
   Income taxes currently payable                                20,482        26,229
                                                               --------      --------
      TOTAL CURRENT LIABILITIES                                 266,851       261,917
                                                               --------      --------
 LONG-TERM DEBT, less current maturities                          2,390           400
                                                               --------      --------
 OTHER LIABILITIES                                               42,694        37,353
                                                               --------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                --            --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 77,504,640 shares at
     March 28 and 77,255,528 shares at June 28                   38,752        38,628
   Additional paid-in capital                                   163,939       163,143
   Retained earnings                                            305,152       264,206
   Accumulated translation adjustments                              329           740
                                                               --------      --------
                                                                508,172       466,717
                                                               --------      --------

Less - Treasury stock, at cost (113,000 shares at March 28
     and 265,640 shares at June 28)                               1,627         3,065
                                                               --------      --------
                                                                506,545       463,652
                                                               --------      --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  818,480    $  763,322
                                                                =======      ========

                            SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                     March 28,        March 29,
                                                                      1997              1996
                                                                     ---------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                            $  87,761       $  18,355
                                                                         ------          ------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                          (40,105)        (53,080)
   Acquisition of business, net of cash acquired                        (11,066)             --
   Proceeds from sale of discontinued operations                         18,483              --
   Proceeds from sale of property, plant and equipment                   13,142           2,312
   Other                                                                 (2,375)         (6,780)
                                                                        -------          ------
   Net cash used by investing activities                                (21,921)        (57,548)
                                                                        -------          ------

FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                                (1,218)            789
   Principal payments on long-term debt                                      --            (123)
   Dividends paid                                                        (3,477)         (3,447)
   Issuance of common stock                                               2,120           3,138
   Treasury shares acquired                                              (2,973)        (12,411)
                                                                         ------          ------
   Net cash used by financing activities                                 (5,548)        (12,054)
                                                                         ------          ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         60,292         (51,247)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           20,930          80,311
                                                                         ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  81,222       $  29,064
                                                                         ======          ======
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                      $     285       $     567
                                                                         ======           =====
   Income taxes paid, net                                             $  19,832       $   5,057
                                                                         ======           =====

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

B. Earnings per share for the three and nine months ended March 28, 1997 and March 29, 1996, were computed based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. See Exhibit 11.

C.     Inventories consist of the following:

                                            March 28,  June 28,
                                              1997       1996
                                            ---------  --------
       Raw materials and work-in-process     $140,476  $131,762
       Finished goods                          54,135    84,005
                                             --------  --------
       Total inventory                       $194,611  $215,767
                                             ========  ========

D. On February 28, 1997, the Company acquired 100 percent of the outstanding stock of Arcodan A/S (Arcodan) for $15,000 in cash. Arcodan is a Danish manufacturer of advanced analog and digital headend systems, opto-electronics and RF distribution equipment. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired, including $5,709 to goodwill.

E. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California, because these businesses were not aligned with the company's core business strategies. A one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations was recorded in the quarter ended September 29, 1995.

       During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. During the same quarter, the company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. At March 28, 1997, the company had a reserve of approximately $7,500 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

 .      Sales and earnings (loss) from the discontinued operations of the defense-related businesses were as follows:

                                   Three Months Ended      Nine Months Ended
                                 ---------------------  ----------------------
                                 March 28,  March 29,   March 28,   March 29,
                                   1997        1996        1997        1996
                                 ---------  ----------  ----------  ----------
     Sales                           $  --     $6,012      $1,920     $18,457
     Losses from discontinued
       operations, net of tax        $  --     $ (923)     $ (817)    $(1,702)
     Tax benefit                     $  --     $ (434)     $ (385)    $  (801)

       At June 28, 1996, the net assets of the discontinued operations included inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses and were included in other current assets in the Consolidated Statement of Financial Position.


F. During the quarter ended March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies. The company recorded a charge of $5,526 during the quarter ended March 28, 1997 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. The estimated loss on the sale of these businesses was computed on the basis that the company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin. The charge was included in Other (income) expense. The company believes that it will complete the sale of these two business units within twelve months.

       Other (income) expense for the three and nine months ended March 28, 1997 also included a gain of $5,561 from the sale of land and a building in San Diego County, California not required for current operations.

G. The company purchased 225,000 shares of its common stock at an aggregate cost of $2,973 during the nine months ended March 28, 1997, and 1,010,000 shares at an aggregate cost of $12,411 during the nine months ended March 29, 1996, under a stock buyback program for the purchase of up to 5,000,000 shares of its common stock. The company re-issues these shares under the company's stock option plan, 401(k) plan, employee stock purchase plan and other stock-based employee compensation plans.

H. In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Opinion 15. The company believes the adoption of this standard will not have a material impact on the company's computation of earnings per share. Earnings per share computed under the provisions of Statement 128 were the same as those computed under Opinion 15 for the three and nine months ended March 28, 1997 and March 29, 1996.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $506.5 million and cash on hand was $81.2 million at March 28, 1997. Cash increased $60.3 million during the nine months ended March 28, 1997 as cash generated from earnings, reductions in inventory levels and the sale of discontinued operations and land and building not required for current operations exceeded expenditures for equipment, expansion of manufacturing capacity and the acquisition of Arcodan A/S. Arcodan is a Danish manufacturer of advanced analog and digital headend systems, opto-electronics and RF distribution equipment. The current ratio was 2.2:1 at March 28, 1997, compared to 2.1:1 at June 28, 1996. At March 28, 1997, total debt was $4.5 million or less than one percent of total capital invested. Current debt at March 28, 1997 consisted of the current maturities of long-term debt. Short-term debt at June 28, 1996 consisted primarily of borrowings by the company's international operations to support their working capital requirements. There was no short-term debt at March 28, 1997. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the three and nine months ended March 28, 1997, were $301.7 million and $845.6 million, respectively, up 11 and 9 percent, respectively, over the prior year. Higher domestic sales volume of subscriber products during the third quarter of fiscal 1997 was the primary factor in the year-to-year sales increase. Sales of satellite communications products, particularly international, were down during the third quarter from last year due primarily to temporary delays by customers in placing orders for standard network products and delays in customer financing. Higher domestic sales volumes of subscriber and transmission products during the first nine months of fiscal 1997 were the primary factors in the increase over fiscal 1996. Increased sales of satellite systems, primarily PowerVu/TM/ digital video systems, also contributed to the year-to-year increase during first nine months of fiscal 1997 over the prior year. Sales volume of Sega game adapters declined as compared to the prior year. International sales for the quarter declined slightly from the prior year and accounted for 34 percent of total sales. International sales for the nine months ended March 28, 1997, accounted for 37 percent of total sales, approximately the same as in the prior year.

     Gross margins of 31.2 percent and 30.6 percent, for the three and nine months ended March 28, 1997, improved 3.5 and 4.3 percentage points, respectively, over the prior year, reflecting the impact of internal programs to improve quality and reduce cost, the ramp-up of the Juarez, Mexico manufacturing facility, and favorable exchange rates on Japanese yen compared to the prior year. Favorable margin improvements were offset partially by increased volumes of certain subscriber products which have a lower margin than some of the company's other products.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs increased $5.5 million and $16.0 million, respectively, or 23 percent, for the three and nine months ended March 28, 1997, over the comparable periods of the prior year reflecting the company's continued investment in research and development programs to support existing products and new product initiatives. New product initiatives include high speed cable data modems, cable telephony products, digital video broadcast and interactive settops and home automation products for the utility industry. The company expects to begin shipment of digital video broadcast and interactive settops during the first half of fiscal 1988. The company expects to continue significant research and development investments. The company periodically evaluates the strategic direction of the company including an assessment of the markets the company serves and alternative methods of generating revenues from its investments in research and development programs, such as licensing of software and hardware technology.

     Selling and administrative expense increased $6.5 million, or 19 percent, and $13.2 million, or 13 percent, respectively, for the three and nine months ended March 28, 1997, over the comparable periods of the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets, particularly in the Asia Pacific and Latin American regions, and to support the introduction of new products and a build-up in the infrastructure to handle the growth the company is experiencing. Administrative expenses increased as higher consulting fees, administrative expenses of ATx Telecom Systems, Inc. acquired in June 1996 and other miscellaneous items more than offset cost reductions from internal processes and systems improvements.

     Other (income) expense for the three and nine months ended March 28, 1997 included a gain of $5.6 million from the sale of land and a building in San Diego County, California not required for current operations, the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. During the quarter ended March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies. The company recorded a charge of $5.5 million during the quarter ended March 28, 1997 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. The estimated loss on the sale of these businesses was computed on the basis that the company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin. The company believes that it will complete the sale of these two business units within twelve months.

     Other (income) expense for the three and nine months ended March 29, 1996 included a loss of $3.0 million from the settlement of yen-denominated foreign exchange contracts, a gain of $3.3 million from the sale of land and a building in San Diego County, California not required for current operations, and other miscellaneous items including other foreign currency transactions, partnership activities and rental income.

     The company's effective income tax rate was 32 percent, unchanged from the prior year.

     Net earnings from continuing operations were $16.5 million for the quarter ended March 28, 1997, up 43 percent over the prior year. Net earnings from continuing operations were $4l.0 million for the nine months ended March 28, 1997, up $18.8 million or 85 percent over the prior year. Higher sales volume and improved gross margins were offset partially by increased research and development expenses and increased selling and administrative expenses. Net earnings from continuing operations were $11.5 million and $22.2 million, respectively, for the three and nine months ended March 29, 1996. Net earnings in the quarter and for the nine months ended March 29, 1996 were negatively impacted by lower sales volume, unfavorable exchange rates for the yen and higher spending for research and development.

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

     Net earnings for the three months ended March 28, 1997 were $16.5 million, up $4.9 million over the prior year. Net earnings for the nine months ended March 28, 1997 were $44.4 million, including an after-tax gain of $3.4 million related to the sale of discontinued operations, compared to $9.0 million in the prior year, which included an after-tax charge of $13.2 million related to discontinued operations.

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

PowerVu is a trademark of Scientific-Atlanta, Inc.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

This information is not yet required, per the Instructions to Item 305 of Regulation S-K.

                          PART II - OTHER INFORMATION


Item 1  Legal Proceedings
------  -----------------

        In April 1997, StarSight Telecast, Inc. and Scientific-Atlanta, Inc. entered into a License and Settlement Agreement which resolved all outstanding disputes previously pending between the parties (including all pending litigation matters and arbitration matters) and established a new marketing relationship. The Agreement also provided for cross-licensing of technologies and called for an initial payment by Scientific-Atlanta to StarSight Telecast.

Item 2  Changes in Securities
------  ---------------------

        The information provided in the registrant's Form 8-K, filed on April 7, 1997, is incorporated by reference into this item.

Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

          (a) Exhibits.

              Exhibit No.     Description
              -----------     -----------

               4 Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibit A Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B thereto the Form of Rights Certificate, all incorporated by reference to registrant's Form 8-A Registration Statement, filed on April 7, 1997.

               10.1      See Exhibit No. 4 above.

               10.2 Non-Qualified Stock Option Agreement between Scientific-Atlanta, Inc. and Larry L. Enterline, incorporated by reference to the registrant's Form S-8 Registration Statement, filed on March 11, 1997.

               10.3 Third Amendment, dated as of January 27, 1997, to the Credit Agreement, which Credit Agreement was filed as an exhibit to registrant's report on Form 10-K for the fiscal year ended June 30, 1995.

               11        Computation of Earnings Per Share

               27        Financial Data Schedule

               99        Cautionary Statements

          (b) One report on Form 8-K was filed during the quarter ended March 28, 1997. Such Form 8-K was filed on April 7, 1997, to report the company's Rights Agreement which is incorporated by reference into
              Item 2 to this Part II.


Date:  May 9, 1997                  /s/ Harvey A. Wagner
       -----------                      ----------------
                                        Harvey A. Wagner
                                        Senior Vice President, Finance
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and duly
                                        authorized signatory of the Registrant)