Form 10-K
period 1997-06-27
SCIENTIFIC ATLANTA INC
filed 1997-09-22
CIK 87777

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 1997

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                         Commission file number 1-5517

                           SCIENTIFIC-ATLANTA, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                Georgia                              58-0612397
    (State or Other Jurisdiction of        (I.R.S. Employer Identification
             Incorporation                             Number)
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

                                                Name of each exchange
                                                 on which registered
          Title of each class


                                               New York Stock Exchange
        Common Stock, par value
            $0.50 per share


    Preferred Stock Purchase Rights            New York Stock Exchange

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

                                                             Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 9, 1997, was approximately $1,783,375,582.

As of September 9, 1997, the Registrant had outstanding 78,424,676 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

-------------------------------------------------------------------------------

                                    PART I

ITEM 1.BUSINESS

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

        The Company operates primarily in one business segment, Communications, providing satellite-based and terrestrial-based networks to a range of customers in a variety of applications, and providing network management and systems integration to add value to those networks. This segment represents over 90% of consolidated sales, operating profit and identifiable assets.

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

        The Company sells transmission products, including RF (radio frequency) amplifiers, line extenders, optoelectronic transmitters, optoelectronic amplifiers and taps and passives, which transmit signals via coaxial cable or via fiber optic cable from the cable operator to the end-user customer. The Company's transmission products enable operators to transmit video and data over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF distribution products constituted approximately 19% of the Company's total sales for fiscal 1997, and approximately 21% and 17% of such sales in fiscal years 1996 and 1995, respectively.

        The Company also sells modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and by fiber optic cable from headend systems to subscribers, set-top terminals that enable television sets to receive all channels transmitted by system operators, and interdiction equipment which enables connections, disconnections and changes in service to be made from the headend.

        In February 1997, the Company acquired Arcodan A/S, a prominent Danish manufacturer of headend systems, opto-electronics and RF distribution equipment. This acquisition is expected to enhance the Company's position as a global manufacturer and marketer of communications products. Arcodan serves customers such as cable operators, installers and systems integrators throughout Scandinavia and the rest of Europe. Arcodan employs approximately 270 people. Development and manufacturing take place at its facility in So/nderborg, Denmark. Its products are distributed through its subsidiaries in Germany and Poland; a partly-owned subsidiary in France; and through a direct sales and distribution network in Europe.

        The Company's set-top terminals include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units. Sales of set-top terminals constituted approximately 30% of the Company's total sales for fiscal year 1997, and approximately 27% and 26% of such sales in fiscal years 1996 and 1995, respectively. Proprietary software used in the terminals, as well as system manager software at the headend system or at the transmission level, was developed by the Company and is updated from time to time. The Company's new digital home communications terminals enable subscribers to access new services such as advanced pay-per-view ordering of special events and movies, fully interactive home shopping services, electronic program guides and more.

        During fiscal year 1997, the Company commenced manufacture and sales of a telephone return cable modem and announced its intention to develop a two-way RF cable modem. However, the market for all cable modems has developed more slowly than originally anticipated by the Company. As a result, the Company is re-evaluating the need for a stand alone two-way RF modem in fiscal 1998. A two-way data solution is currently included in one of the Company's digital set-top product offerings.

        The Company's products, both analog and digital, are being utilized by cable operators and Regional Bell Operating Companies to upgrade existing networks to provide new services and to build new video, voice and data networks. They are also utilized by electric utilities in load management systems which monitor and control power usage and monitor power outages. The Company's products are also utilized by programmers and broadcasters to transmit their programs to viewers.

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

        The Company develops services and applications which can be utilized by its customers on their terrestrial-based and satellite-based networks. Such applications include (i) a system which enables power companies to detect power failures automatically, (ii) transmittal of information over cable networks via modem, and (iii) interactive video games.

OTHER PRODUCTS AND SERVICES.

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

MARKETING AND SALES

        The Company's products are sold primarily through its own sales personnel who work out of offices in Atlanta and other metropolitan areas in the United States and around the world. Certain products are also marketed in the United States through independent sales representatives and independent distributors. Sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. The Company's management personnel are also actively involved in marketing and sales activities.

        The Company's international sales constituted 37% of the Company's total sales for fiscal year 1997 and 36% and 34% of total sales in fiscal years 1996 and 1995, respectively. Substantially all of these sales were export sales. Foreign subsidiary sales were not material for any of these fiscal years. See Note 3 of the Notes to Financial Statements included in this Report. Sales to Europe were 16% of total sales in fiscal 1997 and were 12% and 16% of total sales in fiscal 1996 and 1995, respectively.

        A limited number of cable television operators provide communications services to a large percentage of U.S. households, and the loss of one or more of these operators as customers could have a material adverse effect on the Company's sales. Sales to Time Warner, Inc. and its affiliates were 11% of the Company's total sales in fiscal 1997 and were 13% of total sales in fiscal 1995. No customer (or group of customers under common control) accounted for more than 10% of the Company's total sales in fiscal 1996.

BACKLOG

        The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of June 27, 1997, and June 28, 1996, was $483,463,000 and $378,582,000, respectively.

        The Company believes that approximately 90% of the backlog existing at June 27, 1997 will be shipped within the succeeding fiscal year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

PRODUCT RESEARCH AND DEVELOPMENT AND PATENTS

        The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1997, 1996 and 1995 were principally for development of commercial digital cable products, satellite network products, cable telephony products and interactive data communications products. In fiscal 1997, 1996 and 1995, the Company's research and development expenses were approximately $114,344,000, $95,299,000, and $82,378,000, respectively. The Company, with the consent of its product development partner, Siemens, plans to decrease its research and development efforts related to cable telephony products, because the markets for cable telephony products have not developed as quickly as the Company previously anticipated.

        The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection in the U.S. and in other countries for significant inventions and developments.

MANUFACTURING

        The Company develops, designs, fabricates, manufactures, assembles or acquires its products. Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's set-top terminals and certain pole-line hardware for the CATV industry are also manufactured by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company commenced its own manufacturing of set-top terminals in fiscal year 1995 in its new Juarez, Mexico facility. In fiscal year 1997, the Company completed a 124,000 square foot addition to its manufacturing facility in Juarez, Mexico. The Company manufactures a variety of products in its Juarez, Mexico facility, including a portion of its 8600x(TM) advanced analog set-tops. During fiscal year 1998, the Company expects to launch the production of its Explorer(R) set-top in the Juarez, Mexico facility.

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

EMPLOYEES

        The Company employed, as of June 27, 1997, approximately 5,343 regular full-time and part-time employees and approximately 743 additional workers employed through temporary employment agencies. The Company believes its employee relations are satisfactory.

COMPETITION

        The businesses in which the Company is engaged are highly competitive. The Company competes with domestic and international companies that have substantially greater resources and a larger number of products, as well as with smaller specialized companies. Some of the Company's customers are in businesses closely related to the production of such products and are, therefore, potential competitors of the Company. The Company believes that its ability to compete successfully results from its marketing strategy, engineering skills, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by its sales personnel.

FORWARD-LOOKING INFORMATION

        This Form 10-K, the 1997 Annual Report, any Form 10-Q or any Form 8-K of the Company or any written or verbal statements made by representatives of the Company may include "forward-looking statements." Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

ITEM 2.PROPERTIES

        The Company owns and uses in its operations office and manufacturing facilities in metropolitan Atlanta, Georgia, Chicago, Illinois and Juarez, Mexico, which comprise five sites containing a total of approximately 631,200 square feet.

        The Company also owns (i) approximately 130 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located, (ii) approximately 219 acres of land in Walton County, Georgia, held for future antenna test range expansion, and (iii) approximately 280 acres of land in Gwinnett County, Georgia, held for future development of and expansion of a consolidated campus for the Company. The Company presently leases two buildings in San Diego County, California, neither of which is required for present operations, and both of which are under sublease to other tenants.

        Additional major manufacturing facilities containing an aggregate of approximately 361,500 square feet are leased by the Company at the following locations under leases expiring (including renewal options) from 2001 to 2015:

                                 APPROXIMATE
   LOCATION                     SQUARE FOOTAGE
   --------                     --------------
   Norcross, Georgia               249,000
   Sonderborg, Denmark              71,500
   Vancouver, British Columbia      25,000
   Toronto, Ontario                 16,000

        The Company also leases laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Cupertino, California; Tempe, Arizona; Phoenix, Arizona; El Paso, Texas; Sonderborg, Denmark; Toronto, Ontario; Vancouver, British Columbia; Melbourne, Florida; and Manchester, United Kingdom, and the Company leases sales and service offices in 29 domestic and foreign cities.

ITEM 3.LEGAL PROCEEDINGS

        The Company is not currently a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 27, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

        The following persons are the executive officers of the Company:

                              Executive
   Name                   Age Officer Since Present Office
   ----                   --- ------------- --------------
   James F. McDonald       57 1993          President and Chief Executive
                                            Officer
   John E. Breyer          62 1989          Senior Vice President
   William E. Eason, Jr.   54 1993          Senior Vice President, General
                                            Counsel and Corporate Secretary
   H. Allen Ecker          61 1979          Senior Vice President, Technical
                                            Operations and Chief Technical
                                            Officer
   Larry L. Enterline      44 1997          Senior Vice President, Worldwide
                                            Sales and Service
   Brian C. Koenig         50 1988          Senior Vice President, Human
                                            Resources
   John H. Levergood       63 1992          Senior Vice President and Member
                                            of Corporate Operating Committee
   Raymond D. Lucas        59 1989          Senior Vice President, Strategic
                                            Operations and Chief Strategic
                                            Officer
   Harvey A. Wagner        56 1994          Senior Vice President-Finance,
                                            Chief Financial Officer and
                                            Treasurer
   Conrad Wredberg, Jr.    56 1995          Senior Vice President and
                                            Chairman of Corporate Operating
                                            Committee
   Dwight B. Duke          45 1997          Vice President and Member of
                                            Corporate Operating Committee
   Julian W. Eidson        58 1978          Vice President, Controller and
                                            Member of Corporate Operating
                                            Committee

        Each executive officer is elected annually and serves at the pleasure of the Board of Directors. Each executive officer, except Mr. Eidson, serves on the Corporate Management Committee of the Company.

        Mr. McDonald was elected President and Chief Executive Officer of the Company effective July 15, 1993. He was a general partner of J. H. Whitney & Company, a private investment firm, from 1991 until his employment by the Company. From 1989 to 1991 he was President and Chief Executive Officer of Prime Computer, Inc., a supplier of CAD/CAM software and computer systems. Prior to that time he was President and Chief Executive Officer of Gould, Inc., a computer and electronics company (1984 to 1989) and held a variety of positions with IBM Corporation (1963 to 1984).

        Mr. Eason has been a partner at Paul, Hastings, Janofsky & Walker since 1989. He has been Corporate Secretary of the Company since August 1993, and became Senior Vice President and General Counsel in February 1994. Paul, Hastings, Janofsky & Walker performs legal services for the Company. Mr. Eason receives a fixed salary from the Firm for work which he performs for clients of the Firm other than the Company, but has no interest in the Firm's earnings and profits.

        Mr. Enterline was elected Senior Vice President, Worldwide Sales and Service of the Company on February 23, 1997. From January 1996 through January 1997, Mr. Enterline was a consultant in the telecommunications industry, providing consulting services to companies such as the Company and Compression Labs, Inc. From 1989 through January 1996, Mr. Enterline was employed in a variety of management positions with the Company.

        Mr. Levergood re-joined the Company in December 1992 as a Senior Vice President. He had previously been employed by the Company in various managerial positions (most recently as Chief Operating Officer) until December 1989. From January through June 1990, he was President and Chief Operating Officer of Dowden Communications, an operator of cable television systems. He was an independent communications consultant from June 1990 until he re-joined the Company in 1992.

        Mr. Wagner was Vice President-Finance and Chief Financial Officer of Computervision Corporation, a supplier of CAD/CAM/CAE software and services from September 1989 until he joined the Company in his current position in June 1994.

        Mr. Wredberg joined the Company in 1995 and was elected to the position of Vice President in May 1995. In November 1995, Mr. Wredberg was elected as a Senior Vice President of the Company, and in January 1997, Mr. Wredberg was appointed Chairman of the Corporate Operating Committee. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semiconductors, from 1985 until 1995.

        Mr. Duke was elected Vice President of the Company on June 19, 1996. Prior to that date, Mr. Duke was employed by the Company in a variety of management positions for more than five years.

        All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

        The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 9, 1997, was 6,487.

        It has been the policy of the Company to retain a substantial portion of its earnings to finance the expansion of its business. In 1976, the Company commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by the Company. During fiscal years 1997 and 1996, the Company paid out a $.015 dividend per share each quarter.

        Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1997 and 1996 is included in Note 6 of the Notes to Financial Statements included in this Report.

ITEM 6.SELECTED FINANCIAL DATA

        Selected Financial Data is set forth on page 26 of this Report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion of Consolidated Statement of Financial Position, of Consolidated Statement of Earnings, and of Consolidated Statement of Cash Flows are set forth on pages 15 and 16, 18 through 22, and 24 of this Report, respectively.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is not yet required, per General Instruction 1 to
Item 305 of Regulation S-K.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 13 through 39 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedules.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

        Pursuant to General Instruction G(3) to Form 10-K, the information required in Items 10 through 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Report:

    (1) The consolidated financial statements listed below are included on pages 13 through 38 of this Report.

            Report of Independent Public Accountants.

            Consolidated Statement of Financial Position as of June 27, 1997 and June 28, 1996.

            Consolidated Statement of Earnings for each of the three years in the period ended June 27, 1997.

            Consolidated Statement of Cash Flows for each of the three years in the period ended June 27, 1997.

            Notes to Consolidated Financial Statements.

    (2)  Financial Statement Schedule:

                                                                        Page
                                                                        ----
        Schedule II Valuation and Qualifying Accounts for Each of the    39
                    Three Years in the Period ended June 27, 1997.

                 All other Schedules called for under Regulation S-X are not submitted because they are not applicable or are not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on April 7, 1997, to report the Company's Rights Agreement which is incorporated by reference under (c)(4)(a) below.
(c)  Exhibits:

        (3) (a) Composite Statement of Amended and Restated Articles of Incorporation of the Company.

        (b)By-laws of the Company, as amended.

    (4) The following instrument defining the rights of security holders is incorporated by reference to the Company's Form 8-A Registration Statement filed on April 7, 1997:

     (a)Rights Agreement, dated as of February 23, 1997, between the Company and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior
       Participating Preferred Stock and as Exhibit B the Form of Rights Certificate.

    (10) Material Contracts:

     (a)Agreement pertaining to the compensation of Sidney Topol.*

     (b)Scientific-Atlanta, Inc. Non-Employee Directors Stock Option Plan, as amended.*

     (c)Scientific-Atlanta, Inc. 1981 Incentive Stock Option Plan, as amended.*

     (d)1985 Executive Deferred Compensation Plan of Scientific-Atlanta, Inc., as amended.*

     (e)Scientific-Atlanta, Inc. Annual Incentive Plan for Key Executives, as amended.*

     (f)Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option Plan for Key Employees, as amended.*

     (g)Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan.*

     (h)Scientific-Atlanta, Inc. Restoration Retirement Plan, as amended.*

     (i)The following material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended July 1, 1994:

               (i) Scientific-Atlanta, Inc. Supplemental Executive Retirement
                   Plan.*

               (ii) 1994 Scientific-Atlanta, Inc. Executive Deferred
                    Compensation Plan.*

               (iii) Form of Severance Protection Agreement between the
                     Company and Certain Officers and Key Employees.*

     (j) The following material contract is incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1995:

                (i) Credit Agreement, dated May 11, 1995, by and between the
                    Company and NationsBank of Georgia, National Association, for itself and as agent for other banks participating in the credit facility.

     (k) The following material contract is incorporated by reference to the Company's report on Form 10-Q for its fiscal quarter ended December 29, 1995:

                (i) Amended and Restated Scientific-Atlanta, Inc. Retirement
                    Plan for Non-Employee Directors.*

     (l) The following amendments to the Credit Agreement described in item (j) above are incorporated by reference to the Company's report on Form 10-K for its fiscal year ended June 28, 1996:

                (i) First Amendment, dated as of December 29, 1995, to the
                    Credit Agreement.

                (ii) Letter Amendment, dated as of April 5, 1996, to the
                     Credit Agreement.

                (iii) Second Amendment, dated as of June 28, 1996, to the
                      Credit Agreement.

     (m) The following material contracts are incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended September 27, 1996:

                (i) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as
                    amended and restated by the Board on November 13, 1996.*

                (ii) Stock Plan for Non-Employee Directors, as amended and restated by the Board on November 13, 1996.*

                (iii) Scientific-Atlanta, Inc. 1992 Employee Stock Option
                      Plan, as amended and restated by the Board on November 13, 1996.*

                (iv) Deferred Compensation Plan for Non-Employee Directors of
                     Scientific-Atlanta, Inc., as amended and restated by the Board on November 13, 1996.*

     (n) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on December 27, 1996:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and James F. McDonald.*

     (o) The following material contract is incorporated by reference to the Company's Post-Effective Amendment No. 1 to its Form S-8 Registration Statement, filed on January 7, 1997:

                (i) 1996 Employee Stock Option Plan.*

     (p) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on March 11, 1997:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and Larry L. Enterline.*

     (q) The following amendment to the Credit Agreement described in item
         (j) above is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

                (i) Third Amendment, dated as of January 27, 1997, to the
                    Credit Agreement.

     (r) Letter Amendment, dated as of April 23, 1997, to the Credit Agreement described in item (j) above.

     (s) Credit and Investment Agreement, dated as of July 30, 1997, among the Company, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto.

     (t) Lease Agreement, dated as of July 30, 1997, between Wachovia Capital Markets, Inc. and the Company.

     (u) Acquisition, Agency, Indemnity and Support Agreement between the Company and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

     (v) Ground Lease, dated as of July 30, 1997, between the Company and Wachovia Capital Markets, Inc.

     (w) The Rights Agreement included as Exhibit 4(a) above, which Agreement is hereby incorporated by reference.

    (11)  Computation of Earnings Per Share of Common Stock.

    (21)  List of Significant Subsidiaries.

    (23)  Consent of Independent Public Accountants.

    (27)  Financial Data Schedule.

    (99)  Cautionary Statements.
--------

* Indicates management contract or compensatory plan or arrangement.

                      [This Page Intentionally Left Blank]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Scientific-Atlanta, Inc.:

        We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 27, 1997 and June 28, 1996 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended June 27, 1997 appearing on pages 17, 23, and 25, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1997 in conformity with generally accepted accounting principles.

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

                                               /s/ Arthur Andersen LLP
                                               -----------------------
                                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
August 5, 1997

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

        Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 27, 1997 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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


/s/ James F. McDonald                     /s/ Harvey A. Wagner
-------------------------------------     -------------------------------
James F. McDonald                         Harvey A. Wagner
President and Chief Executive Officer     Senior Vice President - Finance
                                          Chief Financial Officer and
                                          Treasurer

                      [This Page Intentionally Left Blank]

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION

Scientific-Atlanta had stockholders' equity of $532.6 million and cash and cash equivalents of $107.1 million at June 27, 1997. The current ratio of 2.4:1 at June 27, 1997 compared to 2.1:1 at June 28, 1996.

CASH AND CASH EQUIVALENTS at the end of 1997 were $107.1 million, up $86.2 million over last year. Cash generated from earnings, accounts receivable collections, reductions in inventory levels, and the sale of discontinued operations and the sale of land and a building not required for current operations exceeded expenditures for equipment, expansion of manufacturing capacity and the acquisition of Arcodan A/S (Arcodan). Arcodan is a Danish manufacturer of advanced analog and digital headend systems, opto-electronics and RF (radio frequency) distribution equipment. See Note 2. Ending working capital, excluding cash, was $240.2 million, or 20.6 percent of sales, as compared to $280.1 million or 26.7 percent of sales in the prior year.

RECEIVABLES were $238.2 million at year-end, compared to $252.9 million at the prior fiscal year-end. Average days sales outstanding decreased to 76 for 1997 from 79 for 1996 due to improved collections of accounts receivable. The allowance for doubtful accounts as a percent of gross receivables was
   1.7 percent in 1997, up slightly over the prior year.

INVENTORY turnover was 4.1 times in 1997, compared to 3.1 in the prior year.
   The improvement in inventory turnover was due to lower average inventory balances in 1997 as compared to 1996 reflecting management's effort to improve working capital by reducing inventory levels.

CURRENT DEFERRED INCOME TAXES decreased $19.7 million due to decreases in nondeductible reserves, including usage during 1997 of a reserve of $25.4 million recorded in 1996 related to an arbitration award. See Note 4 for details about the arbitration award.

OTHER CURRENT ASSETS, which include assets held for sale, prepaid insurance, deposits, royalties, license fees and other miscellaneous prepaid expenses, decreased $11.5 million due primarily to the sale in 1997 of the net assets of the defense-related businesses discontinued in 1996 (see Note 5 for details) and land held for resale.

NET PROPERTY, PLANT AND EQUIPMENT increased by $15.8 million in 1997 as capital spending exceeded depreciation and disposals. Capital additions of $53.1 million included expenditures for equipment, and expansion of manufacturing capacity, primarily in Juarez, Mexico.

COST IN EXCESS OF NET ASSETS ACQUIRED increased $5.1 million in 1997, including $5.8 million recorded with the acquisition of Arcodan. See Note 2 for details.

OTHER ASSETS, which include license fees, investments, intellectual property, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses, increased $5.3 million in 1997 due primarily to capitalized software development costs and additional investments. See Notes 1 and 2.

TOTAL BORROWINGS at year-end amounted to $2.7 million, up $0.7 million over the prior year. The borrowings include industrial development bonds, working capital loans for foreign subsidiaries and financing for equipment. Working capital borrowings by foreign subsidiaries decreased $1.3 million during 1997. Details of borrowings are shown in Note 7.

  The Company has a $300 million senior credit facility that provides for unsecured borrowings up to $150 million which expire May 1998 and up to $150 million which expire May 2000. There were no outstanding borrowings under this facility at June 27, 1997 or June 28, 1996. The facility may be used to supplement funds generated internally to support the growth of the Company.

ACCOUNTS PAYABLE were $123.7 million at year-end, up from $106.5 million last year. The increase reflects higher production levels in the fourth quarter of 1997 as compared to 1996. Days in

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION (CONTINUED)
   accounts payable decreased to 49 in 1997 from 56 in 1996.

ACCRUED LIABILITIES of $111.7 million include accruals for compensation, warranty and service, customer down-payments, royalties and taxes, excluding income taxes. Reductions in accruals related to an arbitration award recorded in 1996 were offset partially by higher accruals for royalties and compensation. See Note 8 for details.

OTHER LIABILITIES of $39.4 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 9 for details.

STOCKHOLDERS' EQUITY was $532.6 million at the end of 1997, up $69.0 million over the prior year. Net earnings of $64.0 million and $13.5 million from the issuance of common stock pursuant to employee benefit plans were partially offset by dividend payments of $4.6 million, the repurchase of 225,000 shares of the Company's stock for $3.0 million, and a $0.9 million decline in accumulated translation adjustments. See Note 17 for details.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              In Thousands
                                                            ------------------
                                                              1997      1996
------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                              $107,143  $ 20,930
     Receivables, less allowance for doubtful accounts of
      $4,202,000 in 1997 and $3,826,000 in 1996              238,179   252,882
     Inventories                                             209,570   215,767
     Deferred income taxes                                    31,323    50,979
     Other current assets                                     10,886    22,413
                                                            --------  --------
      TOTAL CURRENT ASSETS                                   597,101   562,971
                                                            --------  --------
   PROPERTY, PLANT, AND EQUIPMENT, AT COST
     Land and improvements                                    19,854    18,173
     Buildings and improvements                               32,229    38,628
     Machinery and equipment                                 206,760   162,073
                                                            --------  --------
                                                             258,843   218,874
     Less - Accumulated depreciation and amortization         92,423    68,275
                                                            --------  --------
                                                             166,420   150,599
                                                            --------  --------
   COST IN EXCESS OF NET ASSETS ACQUIRED                      11,263     6,191
                                                            --------  --------
   OTHER ASSETS                                               48,831    43,561
                                                            --------  --------
   TOTAL ASSETS                                             $823,615  $763,322
                                                            ========  ========
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Short-term debt and current maturities of long-term
      debt                                                  $    842  $  1,600
     Accounts payable                                        123,675   106,542
     Accrued liabilities                                     111,737   127,546
     Income taxes currently payable                           13,507    26,229
                                                            --------  --------
      TOTAL CURRENT LIABILITIES                              249,761   261,917
                                                            --------  --------
   LONG-TERM DEBT, less current maturities                     1,810       400
                                                            --------  --------
   OTHER LIABILITIES                                          39,394    37,353
                                                            --------  --------
   COMMITMENTS AND CONTINGENCIES (NOTE 14)
   STOCKHOLDERS' EQUITY
     Preferred stock, authorized 50,000,000 shares; no
      shares issued                                              --        --
     Common stock, $0.50 par value, authorized 350,000,000
      shares, issued 77,995,475 shares in 1997 and
      77,255,528 shares in 1996                               38,998    38,628
     Additional paid-in capital                              171,857   163,143
     Retained earnings                                       323,608   264,206
     Accumulated translation adjustments                        (186)      740
                                                            --------  --------
                                                             534,277   466,717
     Less - Treasury stock, at cost (113,000 shares in 1997
      and 265,640 shares in 1996)                              1,627     3,065
                                                            --------  --------
                                                             532,650   463,652
                                                            --------  --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $823,615  $763,322
                                                            ========  ========
------------------------------------------------------------------------------

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

The Consolidated Statement of Earnings summarizes Scientific-Atlanta's operating performance over the last three years, during which time the Company has accelerated development of new products and expanded into international markets.

EARNINGS FROM CONTINUING OPERATIONS in 1997 were $60.6 million, as compared to $7.2 million in 1996. Earnings from continuing operations in 1996 included one-time, after-tax charges of $19.5 million for the resolution of an arbitration proceeding and $9.9 million for the write-off of purchased in-process technology. Excluding these charges in 1996, earnings from continuing operations in 1997 increased $24.0 million, or 66 percent over the prior year. Higher sales volume and improved gross margins, which were the primary factors in the year-to-year increase, were offset partially by increased sales and administrative expenses and research and development expenses.

SALES of $1,168.2 million in 1997, increased 11 percent over the prior year.
   Higher domestic sales volume of subscriber products, particularly advanced analog set-tops, was the major contributor to the increase. Sales volume of distribution equipment, primarily RF products, also contributed to the increase. Sales in 1997 of satellite systems increased slightly over the prior year driven by sales of the Company's recently introduced PowerVuTM digital video systems. Sales volume of video game adapters declined as compared to the prior year. Sales of set-tops constituted approximately 30 percent of the Company's total sales in 1997, and approximately 27 percent and 26 percent of such sales in 1996 and 1995, respectively. Sales of RF products were approximately 19 percent of the Company's total sales in 1997, and approximately 21 percent and 17 percent of such sales in 1996 and 1995, respectively. International sales were 37 percent of total sales in 1997, as compared to 36 percent and 34 percent of such sales in 1996 and 1995, respectively.

  Sales of $1,047.9 million in 1996 were 6 percent lower than the prior year. Lower sales volumes of video game adapters and analog set-tops more than offset increases in sales of distribution equipment and satellite systems, excluding sales to Orbit Communications Company (Orbit). Sales of satellite systems in 1996 included sales of $4.5 million to Orbit for its direct-to-home satellite services, $78.3 million lower than the prior year due to substantial completion of deliveries in 1995.

  Sales in 1996 were negatively impacted by reduced levels of orders from domestic cable operators and telephone companies. The Company believes that the capital spending in telecommunications markets was affected as cable television operators and telephone companies developed strategies to take advantage of provisions in the Telecommunications Act of 1996.

COST OF SALES as a percent of sales decreased 3.4 percentage points as compared to 1996. Improved margins reflect the impact of internal programs to improve quality and reduce cost, the ramp-up of the Juarez, Mexico manufacturing facility, and favorable exchange rates on Japanese yen compared to the prior year. Favorable margin improvements were offset partially by increased volumes of certain subscriber products which have a lower margin than some of the Company's other products.

  The Company recently completed a 124,000 square foot addition to its manufacturing facility in Juarez, Mexico. The Company currently manufactures a portion of its 8600X advanced analog set-tops in Juarez and expects to launch production of its Explorer 2000 digital set-top in Juarez during fiscal 1998. The Company believes that it will be able to manufacture certain products at its new high-quality, high volume facility in Juarez and expanded facilities in Atlanta, Georgia at costs competitive with those currently charged by contract vendors.

  Cost of sales as a percent of sales in 1996 increased 0.9 percentage points over 1995. Unfavorable exchange rates in Japanese yen and costs associated with planned expansion of manufacturing capacity offset cost reductions.

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

SALES AND ADMINISTRATIVE EXPENSES of $160.6 million in 1997 increased $22.3 million over the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets, particularly in the Asia Pacific and Latin American regions, and to support the introduction of new products and a build-up in the infrastructure to handle the growth the Company is experiencing. The Company is continuing to invest in opportunities to expand into international markets and introduce new products. Administrative expenses increased as higher consulting fees, administrative expenses of ATx Telecom Systems Inc. (ATx) acquired in June 1996 and Arcodan A/S acquired in February 1997, and other miscellaneous items more than offset cost reductions from internal processes and systems improvements.

  Sales and administrative expenses of $138.4 million in 1996 were slightly lower than the prior year. Selling expenses were flat reflecting the slightly lower sales volume in 1996. Administrative expenses declined slightly in 1996 as the Company continued efforts to improve internal processes and systems to enhance quality and the overall cost structure.

RESEARCH AND DEVELOPMENT expenses of $114.0 million increased $19.0 million over 1996, reflecting the Company's continued investment in research and development programs to support existing products and new product initiatives. New product initiatives include high speed cable data modems, cable telephony products, interactive settops and home automation products for the utility industry. The Company expects to begin shipment of interactive settops during the first half of fiscal 1998.

  During fiscal year 1997, the Company commenced manufacture and sales of a telephone return cable modem and announced its intention to develop a two-way RF cable modem. However, the market for all cable modems has developed more slowly than originally anticipated by the Company. As a result, the Company is reevaluating the need for a stand alone two-way RF modem in fiscal 1998. A two-way solution is currently included in one of the Company's digital set-top product offerings.

  The Company, with the consent of its product development partner, Siemens, plans to decrease its research and development efforts related to cable telephony products because the markets for cable telephony products has not developed as quickly as the Company previously anticipated.

  Certain software development costs are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future sales, estimated economic life and changes in software and hardware technologies.

  During 1997, the Company capitalized $2.0 million of software development costs. Capitalization will cease when the product is available for general release to customers. Software development costs were not material and, therefore, were not capitalized in 1996 or 1995.

  The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. At June 27, 1997 the Company had capitalized $5.5 million of such non-recurring engineering costs. There were no material non-recurring engineering costs capitalized at June 28, 1996 or June 30, 1995.

  The Company anticipates that spending on research and development will increase at a slightly lower rate in 1998.

  The Company periodically evaluates the strategic direction of the Company including an assessment of the markets the Company serves and alternative methods of generating revenues from its investments in research and development programs, such as licensing of software and hardware technology.

  Research and development expenses of $95.3 million in 1996 increased $12.9 million over 1995. Research and development activity increased in most businesses, particularly in the development of digital products and cable telephony products.

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

INTEREST EXPENSE was $0.5 million, $0.7 million, and $0.8 million in 1997, 1996, and 1995, respectively. The year-to-year decreases reflect lower average working capital borrowings by foreign subsidiaries.

INTEREST INCOME was $3.9 million, an increase of $2.1 million over the prior year, reflecting higher average cash balances in fiscal 1997. Interest income of $1.8 million in 1996 was lower than the prior year due to the lower average cash balances in 1996 as compared to 1995.

OTHER INCOME of $1.5 million in 1997 included a gain of $5.6 million from the sale of land and a building in San Diego County, California not required for current operations, the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. During the quarter ended March 28, 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies. The Company recorded a charge of $5.5 million during the quarter ended March 28, 1997 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. The estimated loss on the sale of these businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin. The Company believes that it will complete the sale of these two business units during fiscal 1998.

  Other expense in 1996 included a charge of $28.7 million, related to an arbitration panel's decision in a proceeding with StarSight Telecast, Inc. (StarSight), for damages, legal and arbitration expenses and other expenses, including incremental costs to independently develop an electronic program guide.

  In July 1996, an arbitration panel awarded StarSight $15 million in damages, plus legal and arbitration expenses, and issued a three year limited-term injunction on the future sales of interactive electronic program guides contained in set-tops. The panel determined the Company violated the terms of a 1992 license and technical assistance agreement between the Company and StarSight. In April 1997, the Company and StarSight entered into a License and Settlement Agreement which resolved all outstanding disputes and provided for the cross-licensing of technologies.

  Other income was $1.6 million in 1995. Other income included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

THE PROVISION FOR INCOME TAXES was 32 percent of pre-tax earnings in 1997,
   1996 and 1995. Details of the provision for income taxes are discussed in
   Note 10.

GAIN ON SALE OF DISCONTINUED OPERATIONS was $3.4 million in 1997 compared to losses of $13.2 million in 1996. Losses in 1996 included losses from discontinued operations of $1.0 million, net of a tax benefit of $0.5 million, and a one-time, after-tax charge of $12.2 million, net of a tax benefit of $5.7 million, for the estimated loss on the sale of discontinued operations which was recorded in the quarter ended September 29, 1995. During the quarter ended September 29, 1995, the Company decided to discontinue its defense-related businesses in San Diego, California.

  The estimated loss on the sale of discontinued operations included losses of the operations through the expected date of sale, reserves to adjust the carrying amount of the net assets held for sale to net realizable value and losses on a subcontract. The Company had performed work as a subcontractor under a subcontract which included options for additional products. The Company believed that some of these options had not been validly exercised. The Company had been negotiating with the prime contractor to increase the pricing on the unexercised options to provide a reasonable margin and believed these negotiations would be successful. At the time the Company decided to discontinue the defense-related businesses, the negotiations had deteriorated significantly. The estimated loss on the disposition was computed on the basis that the Company would give a buyer a subcontract to complete the options at an amount that would provide a reasonable margin. No accounting recognition was given to the Company's claim against the prime contractor due to its uncertain outcome.

  In July 1996, the Company completed negotiations with the prime contractor to settle issues related to the pricing of the unexercised options. On August 14, 1996, the Company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13.2 million and secured and unsecured notes aggregating approximately $5.0 million. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the Company had anticipated when it decided to exit these businesses; accordingly, the Company recognized a pre-tax gain of $5.0 million from these transactions in the first quarter of 1997. Losses from the defense-related businesses while they were accounted for as discontinued operations of $2.5 million, net of a tax benefit of $1.2 million, approximated the amount included in the $12.2 million one-time after-tax charge for the estimated loss on the sale of discontinued operations. At June 27, 1997, the Company had a reserve of approximately $7.5 million for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

NET EARNINGS of $64.0 million, which included an after-tax gain of $3.4 million from the sale of discontinued operations, compared to a net loss of $6.0 million in 1996. The net loss in 1996 included after-tax charges of $9.9 million for purchased in-process technology, $19.5 million for damages, legal and arbitration expenses and $13.2 million from discontinued operations.

EARNINGS PER SHARE of $0.82 compares with a loss per share of $0.08 in 1996 and earnings per share of $0.83 in 1995. Shares outstanding and share equivalents increased slightly to 78.2 million in 1997 from 76.7 million in 1996 and 76.2 million in 1995.

CONSOLIDATED STATEMENT OF EARNINGS

 (In Thousands, Except Per Share Data)        1997        1996        1995
------------------------------------------------------------------------------
SALES                                      $1,168,245  $1,047,901  $1,118,057
------------------------------------------------------------------------------
COSTS AND EXPENSES
------------------------------------------------------------------------------
 Cost of sales                                809,081     761,876     802,216
 Sales and administrative                     160,613     138,362     140,082
 Research and development                     114,344      95,299      82,378
 Purchased in-process technology                  --       14,583         --
 Interest expense                                 484         672         775
 Interest income                               (3,943)     (1,818)     (2,837)
 Other (income) expense, net                   (1,513)     28,374      (1,566)
------------------------------------------------------------------------------
                                            1,079,066   1,037,348   1,021,048
------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                       89,179      10,553      97,009
------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                     28,537       3,377      31,042
------------------------------------------------------------------------------
EARNINGS BEFORE DISCONTINUED OPERATIONS        60,642       7,176      65,967
------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS, NET OF
 TAX                                              --       (1,038)     (2,427)
------------------------------------------------------------------------------
GAIN (LOSS) ON SALE OF DISCONTINUED
 OPERATIONS, NET OF TAX                         3,400     (12,172)        --
------------------------------------------------------------------------------
NET EARNINGS (LOSS)                        $   64,042  $   (6,034) $   63,540
------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE
 AND COMMON EQUIVALENT SHARE
------------------------------------------------------------------------------
 Primary
  Before discontinued operations           $     0.78  $     0.09  $     0.86
  Discontinued operations                        0.04       (0.17)      (0.03)
------------------------------------------------------------------------------
  Net earnings (loss)                      $     0.82  $    (0.08) $     0.83
------------------------------------------------------------------------------
 Fully diluted                             $     0.82  $    (0.08) $     0.83
------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON EQUIVALENT SHARES OUTSTANDING
------------------------------------------------------------------------------
 Primary                                       78,198      76,666      76,194
------------------------------------------------------------------------------
 Fully diluted                                 78,383      76,666      76,194
------------------------------------------------------------------------------

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

The Statement of Cash Flows summarizes the main sources of Scientific-Atlanta's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

CASH AND CASH EQUIVALENTS at the end of 1997 were $107.1 million, up $86.2 million from the end of 1996 due to improved earnings, working capital management, and proceeds from the sale of discontinued operations and the sale of land and a building not required for current operations.

  The Company has a $300 million senior credit facility available that provides for unsecured borrowings up to $150 million which expire May 1998 and up to $150 million which expire May 2000. There were no outstanding borrowings under this facility at June 27, 1997 or June 28, 1996. The Company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

  During the first quarter of fiscal 1998, the Company secured a $38.0 million commitment under a long-term operating lease for the consolidation of certain operations and future expansion. The initial lease term will be seven years with the option to extend the lease for an additional fifteen years in five year increments.

CASH PROVIDED BY OPERATING ACTIVITIES was $125.1 million for 1997, compared to
   $44.1 million for 1996. Cash provided by earnings, accounts receivable collections and reductions in inventory levels was partially offset by decreases in payables and other liabilities and increases in other assets. See Management's Discussion of the Statement of Financial Position for details of this performance.

  In 1996, cash provided by earnings and decreases in inventories was partially offset by increases in accounts receivable and decreases in payables.

  In 1995, cash provided by improved earnings and increases in payables was partially offset by increases in inventories and accounts receivable.

CASH USED BY INVESTING ACTIVITIES of $35.9 million included expenditures for equipment, the expansion of manufacturing capacity, primarily in Juarez, Mexico, the acquisition of Arcodan and other investing activities. Sources of cash from investing activities included proceeds from the sale of defense-related businesses discontinued in 1996 and the sale of land and a building not required for current operations. See Note 2 for additional discussion of investing activities.

  In 1996, cash used by investing activities included expenditures for equipment, expansion of manufacturing capacity, the purchase of land for future expansion, the acquisition of ATx and other investing activities.

  In 1995, cash used by investing activities of $65.4 million included expenditures of $63.8 million for equipment and expansion of manufacturing capacity, including the construction of a manufacturing facility in Juarez, Mexico.

CASH USED BY FINANCING ACTIVITIES was $3.0 million in 1997. Financing activities included dividend payments of $4.6 million, the repurchase of 225,000 shares of the Company's common stock for $3.0 million and net debt payments of $2.0 million. The issuance of stock pursuant to stock option and employee benefit plans generated cash of $6.6 million.

  The repurchase of 1,010,000 shares of the Company's common stock for $12.4 million and dividend payments of $4.6 million exceeded cash generated from the issuance of stock of $4.3 million in 1996.

  The issuance of stock generated $8.2 million in 1995. Cash used by financing activities included a $5.1 million reduction of working capital borrowings by foreign subsidiaries and dividend payments of $4.6 million.
                               ----------------

Any statements in Management's Discussion and Analysis of Financial Condition that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-K for a description of the various risks and uncertainties that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such
Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.

PowerVu and 8600x are trademarks of Scientific-Atlanta, Inc. Explorer is a registered name of Scientific-Atlanta, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

   (In Thousands)                                  1997      1996      1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
---------------------
  NET EARNINGS FROM CONTINUING OPERATIONS        $ 60,642  $  7,176  $  65,967
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                  43,151    36,597     28,328
    Purchased in-process technology                   --     14,583        --
    Compensation related to stock benefit plans     6,600     6,193      6,051
    Provision for losses on accounts receivable       391       324        343
    (Gain) loss on sale of property, plant and
     equipment                                     (4,965)   (2,123)       625
    (Earnings) losses of partnerships                (393)      103        386
   Changes in operating assets and liabilities:
    Receivables                                    20,028   (21,810)   (43,618)
    Inventories                                    11,371    29,370   (117,156)
    Deferred income taxes                          17,686   (15,308)      (353)
    Accounts payable and accrued liabilities       (7,676)  (27,546)    81,862
    Other assets                                  (10,690)   (4,900)     2,928
    Other liabilities                             (10,144)   21,450     (1,021)
    Net effect of exchange rate fluctuations         (899)       35       (208)
                                                 --------  --------  ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       125,102    44,144     24,134
                                                 --------  --------  ---------
INVESTING ACTIVITIES:
---------------------
   Purchases of property, plant and equipment     (53,076)  (60,812)   (63,798)
   Acquisition of businesses, net of cash
    acquired                                      (11,237)  (24,336)       --
   Payment for businesses purchased                   --     (1,721)    (1,634)
   Purchase of land held for resale                   --     (5,085)       --
   Proceeds from the sale of property, plant and
    equipment                                      13,183     2,358        510
   Proceeds from the sale of discontinued
    operations                                     18,858       --         --
   (Increase) decrease in net assets of
    discontinued operations                        (2,264)    1,505     (1,110)
   Proceeds from the sale of investments              500       --       4,214
   Other investments                               (1,875)   (2,600)    (3,560)
                                                 --------  --------  ---------
  NET CASH USED BY INVESTING ACTIVITIES           (35,911)  (90,691)   (65,378)
                                                 --------  --------  ---------
FINANCING ACTIVITIES:
---------------------
   Net short-term borrowings (payments)            (1,600)      214     (5,101)
   Principal payments on long-term debt              (400)     (373)      (315)
   Dividends paid                                  (4,640)   (4,600)    (4,578)
   Issuance of stock                                6,635     4,336      8,162
   Treasury shares acquired                        (2,973)  (12,411)       --
                                                 --------  --------  ---------
  NET CASH USED BY FINANCING ACTIVITIES            (2,978)  (12,834)    (1,832)
                                                 --------  --------  ---------
  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     86,213   (59,381)   (43,076)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   20,930    80,311    123,387
                                                 --------  --------  ---------
  CASH AND CASH EQUIVALENTS AT END OF YEAR       $107,143  $ 20,930  $  80,311
                                                 ========  ========  =========

See accompanying notes.

SELECTED FINANCIAL DATA

 (Dollars in Thousands,
 Except Per Share Data)      1997        1996         1995       1994      1993
------------------------------------------------------------------------------------
SALES                     $1,168,245  $1,047,901   $1,118,057  $755,923  $666,033
------------------------------------------------------------------------------------
 Cost of Sales               809,081     761,876      802,216   525,955   484,887
 Sales and
  Administrative Expense     160,613     138,362      140,082   107,233   103,143
 Research and
  Development Expense        114,344      95,299       82,378    58,542    55,283
 Purchased In-Process
  Technology                     --       14,583          --        --        --
 Interest Expense                484         672          775     1,066       933
 Interest Income              (3,943)     (1,818)      (2,837)   (3,151)   (2,925)
 Other (Income) Expense,
  Net                         (1,513)     28,374       (1,566)   17,449      (686)
------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME
 TAXES, DISCONTINUED
 OPERATIONS AND
 ACCOUNTING CHANGES           89,179      10,553       97,009    48,829    25,398
------------------------------------------------------------------------------------
PROVISION FOR INCOME
 TAXES                        28,537       3,377       31,042    15,624     6,349
------------------------------------------------------------------------------------
EARNINGS BEFORE
 DISCONTINUED OPERATIONS
 AND ACCOUNTING CHANGES       60,642       7,176       65,967    33,205    19,049
------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM
 DISCONTINUED OPERATIONS
 NET OF TAX                    3,400     (13,210)      (2,427)    1,817     5,625
------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES              --          --           --        --     (4,700)
------------------------------------------------------------------------------------
NET EARNINGS (LOSS)       $   64,042  $   (6,034)  $   63,540  $ 35,022  $ 19,974
------------------------------------------------------------------------------------
PRIMARY EARNINGS PER
 SHARE BEFORE
 DISCONTINUED OPERATIONS
 AND ACCOUNTING CHANGES   $     0.78  $     0.09   $     0.86  $   0.44  $   0.25
------------------------------------------------------------------------------------
PRIMARY EARNINGS (LOSS)
 PER SHARE                $     0.82  $    (0.08)  $     0.83  $   0.46  $   0.27
------------------------------------------------------------------------------------
CASH DIVIDENDS PAID PER
 SHARE                    $     0.06  $     0.06   $     0.06  $   0.06  $  0.05 5/6
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
WORKING CAPITAL           $  347,340  $  301,054   $  339,665   302,771  $280,616
------------------------------------------------------------------------------------
TOTAL ASSETS              $  823,615  $  763,322   $  785,264  $640,219  $524,210
------------------------------------------------------------------------------------
 Short-Term Debt and
  Current Maturities      $      842  $    1,600   $    1,386  $  6,487  $  5,962
 Long-Term Debt                1,810         400          773     1,088     1,398
 Stockholders' Equity        532,650     463,652      474,189   395,646   352,890
------------------------------------------------------------------------------------
TOTAL CAPITAL INVESTED    $  535,302  $  465,652   $  476,348  $403,221  $360,250
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
SALES PER EMPLOYEE        $      207  $      240   $      265  $    224  $    220
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
GROSS MARGIN % TO SALES         30.7%       27.3%        28.2%     30.4%     27.2%
------------------------------------------------------------------------------------
RETURN ON SALES BEFORE
 DISCONTINUED OPERATIONS
 AND ACCOUNTING CHANGES          5.2%        0.7%         5.9%      4.4%      2.9%
------------------------------------------------------------------------------------
RETURN ON AVERAGE
 STOCKHOLDERS' EQUITY           13.0%       (1.3)%       14.7%      9.5%      6.1%
------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

BUSINESS
Scientific-Atlanta, Inc. (the "Company") provides its customers with the products and services they need to develop the advanced terrestrial and satellite networks that deliver entertainment, information and communications. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

The Company operates primarily in one business segment, Communications, providing satellite and terrestrial based networks to a range of customers and applications, and providing network management and systems integration to add value to those networks. This segment represents over 90 percent of consolidated sales, operating profit and identifiable assets.

The Company's products are sold primarily through its own sales personnel who work out of offices in Atlanta and other metropolitan areas in the United States and around the world. Certain products are also marketed in the United States through independent sales representatives and independent distributors. Sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives.

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

     1997: June 27, 1997
     1996: June 28, 1996
     1995: June 30, 1995

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

FOREIGN EXCHANGE CONTRACTS
The Company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose the Company to inventory pricing or asset devaluation risk and the related contract must reduce that exposure and be designated by the Company as a hedge. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for hedges, the Company would recognize unrealized gains and losses as they occur.

METHOD OF RECORDING CONTRACT PROFITS
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. These receivables from commercial customers and government agencies were $22,515 at June 27, 1997 and $45,543 at June 28, 1996. It is anticipated that substantially all such amounts will be collected within one year.

RESEARCH AND DEVELOPMENT EXPENDITURES
Certain software development costs are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future sales, estimated economic life and changes in software and hardware technologies.

During 1997, the Company capitalized $2,022 of software development costs. Capitalization will cease when the product is available for general release to customers. Software development costs were not material and, therefore, were not capitalized in 1996 or 1995.

The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried. At June 27, 1997 the Company had capitalized $5,502 of such non-recurring engineering costs. There were no material non-recurring engineering costs capitalized at June 28, 1996 or June 30, 1995.

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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash at June 28, 1996 included $470 held in escrow as a contingent payment for an acquisition. See Note 2.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                     1997     1996
                   -------- --------
Raw Materials and
 Work-In-Process   $136,699 $131,762
Finished Goods       72,871   84,005
                   -------- --------
Total Inventory    $209,570 $215,767
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

2. INVESTMENTS AND ACQUISITIONS
-----------------------------------

On February 28, 1997, the Company acquired 100 percent of the outstanding stock of Arcodan A/S (Arcodan) for $15,000 in cash. Arcodan is a Danish manufacturer of advanced analog and digital headend systems, opto-electronics and RF distribution equipment. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired, including $5,781 to costs in excess of net assets acquired.

During fiscal 1997, the Company also acquired minority interests in various companies for an aggregate cost of $1,133.

On June 28, 1996, the Company acquired 100 percent of the outstanding stock of ATx Telecom Systems, Inc. (ATx) for $24,336 in cash and a contingent payment of $152 due June 28, 1997. ATx is a supplier of fiber optic products for hybrid fiber/coax networks. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price of $24,336 has been allocated to the assets and liabilities acquired. Approximately $14,583 of the total purchase price represented the value of ATx's in-process technology. Since technological feasibility had not yet been achieved and there was no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase.

During 1996, the Company also acquired a minority interest in Wink Communications, Inc. (Wink), an enabling software developer, for $2,400. The Company invested an additional $500 in Wink during fiscal 1997.

During 1994 the Company entered into partnership agreements in connection with the formation of two joint ventures, Comunicaciones Broadband and Scientific-Atlanta of Shanghai, Ltd., and invested a total of $5,240 in the partnerships. During 1995 the Company invested an additional $2,410 in these partnerships and disposed of its investment in Comunicaciones Broadband for a loss of $197 which was included in other (income) expense. The Company's equity in the earnings (losses) of the partnerships was $361, $21 and ($296) in 1997, 1996 and 1995, respectively.

3. SALES
-----------------------------------

Sales to Time Warner, Inc. and affiliates were 11 percent of total sales in 1997 and 13 percent of total sales in 1995. Sales to any one customer were less than 10 percent of total sales in 1996. Export sales accounted for 37 percent of total sales in 1997, 36 percent in 1996 and 34 percent in 1995. Sales to Europe were 16 percent, 12 percent and 16 percent of total sales in 1997, 1996 and 1995, respectively. Sales of set-top terminals constituted approximately 30 percent of the Company's total sales in 1997, and approximately 27 percent and 26 percent of such sales in 1996 and 1995, respectively. Sales of RF (radio frequency) products were approximately 19 percent of the Company's total sales in 1997, and approximately 21 percent and 17 percent of such sales in 1996 and 1995, respectively. Foreign subsidiary sales were not material for any of the three fiscal years presented.

4. OTHER (INCOME) EXPENSE
-----------------------------------

Other income of $1.5 million in 1997 included a gain of $5.6 million from the sale of land and a building in San Diego County, California not required for current operations, the results of foreign currency transactions and partnership activities, and net gains from rental income and other miscellaneous items. During the quarter ended March 28, 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies. The Company recorded a charge of $5.5 million during the quarter ended March 28, 1997 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. The estimated loss on the sale of these businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin. The Company believes that it will complete the sale of these two business units during fiscal 1998.

Other expense in 1996 included a charge of $28,700 related to an arbitration panel's decision in a proceeding with StarSight Telecast, Inc. (StarSight), for damages, legal and arbitration expenses and other expenses, including incremental costs to independently develop an electronic program guide.

In July 1996, an arbitration panel awarded StarSight $15,000 in damages, plus legal and arbitration expenses, and issued a three year limited-term injunction on the future sales of interactive electronic program guides contained in set-tops. The panel determined the Company violated the terms of a 1992 license and technical assistance agreement between the Company and StarSight.

In April 1997, the Company and StarSight entered into a License and Settlement Agreement which resolved all outstanding disputes and provided for the cross-licensing of technologies.

Other income of $1,566 in 1995 included rental income, royalty income, net gains from partnership activities and other miscellaneous items. There were no significant items in other income and other expense during 1995.

5. DISCONTINUED OPERATIONS
-----------------------------------

During the quarter ended September 29, 1995, the Company decided to discontinue its defense-related businesses in San Diego, California because these businesses were not aligned with the Company's core business strategies. A one-time charge of $12,172, net of a tax benefit of $5,728 for the estimated loss on the sale of discontinued operations was recorded in the quarter ended September 29, 1995.

The estimated loss on the sale of discontinued operations included losses of the operations through the expected date of sale, reserves to adjust the carrying amount of the net assets held for sale to net realizable value and losses on a subcontract. The Company had performed work as a subcontractor under a subcontract which included options for additional products. The Company believed that some of these options had not been validly exercised. The Company had been negotiating with the prime contractor to increase the pricing on the unexercised options to provide a reasonable margin and believed these negotiations would be successful. At the time the Company decided to discontinue the defense related businesses, the negotiations had deteriorated significantly. The estimated loss on the disposition was computed on the basis that the Company would give a buyer a subcontract to complete the options at an amount that would provide a reasonable margin. No accounting recognition was given to the Company's claim against the prime contractor due to its uncertain outcome.

In July 1996, the Company completed negotiations with the prime contractor to settle issues related to the pricing of the unexercised options. On August 14, 1996, the Company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,274 and secured and unsecured notes aggregating approximately $5,000. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the Company had anticipated when it decided to exit these businesses; accordingly the Company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of 1997. Losses from the defense-related businesses while they were accounted for as discontinued operations of $2,482, net of a tax benefit of $1,168, approximated the amount included in the $12,172 one-time after-tax charge for the estimated loss on the sale of discontinued operations. At June 27, 1997, the Company had a reserve of approximately $7,500 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

Sales and losses from discontinued operations were as follows:

                                                  1997    1996     1995
                                                 ------  -------  -------
Sales                                            $1,920  $25,780  $28,445
Losses from discontinued operations, net of tax  $ (817) $(2,744) $(2,427)
Tax benefit                                      $  385  $ 1,291  $ 1,141

The net assets of the discontinued operations which include inventory, accounts receivable, machinery and equipment, accounts payable, and accrued expenses were included in other current assets in the Consolidated Statement of Financial Position at June 28, 1996.

6. QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------

                                    Fiscal Quarters
                          ------------------------------------------
          1997             First       Second    Third       Fourth
------------------------  --------    --------  --------    --------
Sales                     $261,664    $282,184  $301,741    $322,656
Gross margin                78,770      85,337    94,292     100,765
Gross margin %                30.1%       30.2%     31.2%       31.2%
Net earnings                14,211(1)   13,752    16,461(2)   19,618
Earnings per share            0.18(1)     0.18      0.21        0.25
Stock prices
 High                       16.250      18.250    19.125      23.000
 Low                        12.000      13.375    15.000      14.625
Dividends paid per share     0.015       0.015     0.015       0.015

--------
(1) Includes a gain of $3,400 ($0.04 per share) from the sale of discontinued operations.
(2) Includes a gain of $3,733 ($0.05) from the sale of land and a building in San Diego County, California not required for current operations and charges of $3,758 ($0.05) related to the Company's decision to dispose of two business units. See Note 4.

                                     Fiscal Quarters
                           -----------------------------------------
          1996              First        Second    Third     Fourth
-------------------------  --------     --------  --------  --------
Sales                      $242,193     $261,100  $271,883  $272,725
Gross margin                 61,077       67,717    75,210    82,021
Gross margin %                 25.2%        25.9%     27.7%     30.1%
Net earnings (loss)          (9,124)(1)    6,601    11,525   (15,036)(2)
Earnings (loss) per share     (0.12)(1)     0.09      0.15     (0.20)(2)
Stock prices
 High                        23.250       16.750    19.250    19.875
 Low                         16.875       11.500    13.375    14.625
Dividends paid per share      0.015        0.015     0.015     0.015

--------
(1) Includes charges of $13,210 ($0.17 per share) for the discontinuance of defense-related businesses.
(2) Includes charges of $19,516 ($0.25 per share) to settle an arbitration proceeding and related costs and $9,916 ($0.14 per share) to write off purchased in-process technology in connection with the acquisition of ATx.

7. INDEBTEDNESS
-----------------------------------

Credit Facility:

At June 27, 1997, the Company had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expire May 9, 1998 and up to $150,000 which expire May 10, 2000. There were no borrowings outstanding under this facility at June 27, 1997 or June 28, 1996. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt consisted of:

                                                                     1997  1996
                                                                    ------ ----
6 1/4% - 10% capitalized leases, payable in varying installments
 ranging from $200 to $250 through 2001                             $1,202 $650
Other debt at 7.8% - 8.4% in varying installments ranging from $11
 to $508 through 2001                                                1,450  --
                                                                    ------ ----
                                                                     2,652  650
Less-Current maturities                                                842  250
                                                                    ------ ----
                                                                    $1,810 $400
                                                                    ====== ====

Long-term debt at June 27, 1997 had scheduled maturities as follows: $842 --
 1998; $813 -- 1999; $517 -- 2000; $315 -- 2001 and $165 -- 2002.

At June 27, 1997, property, plant and equipment costing approximately $4,154 were pledged as collateral on long-term debt.

Foreign short-term debt was $1,350 at the end of 1996. There was no foreign short-term debt at June 27, 1997. The average interest rates for foreign short-term debt during fiscal 1997 and fiscal 1996 were 10.1 percent and 10.9 percent, respectively.

Total interest paid was $430, $680, and $811 in 1997, 1996, and 1995, respectively.

8. ACCRUED LIABILITIES
-----------------------------------

Accrued liabilities consisted of:

                                 1997     1996
                               -------- --------
Compensation                   $ 29,004 $ 24,294
Arbitration and related costs       100   25,383
Warranty and service             14,281   15,852
Customer down payments            5,346    9,282
Taxes, excluding income taxes     5,829    8,236
Other                            57,177   44,499
                               -------- --------
                               $111,737 $127,546
                               ======== ========

9. OTHER LIABILITIES
-----------------------------------

Other liabilities consisted of:

               1997    1996
              ------- -------
Retirement    $24,679 $23,645
Compensation    9,363   8,247
Other           5,352   5,461
              ------- -------
              $39,394 $37,353
              ======= =======

10. INCOME TAXES
-----------------------------------

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                                                 1997     1996     1995
                                                -------  -------  -------
Statutory federal tax rate                      $31,213  $ 3,693  $33,953
State income taxes, net of federal tax benefit    1,127     (901)   3,430
Tax reserves                                      2,020    1,689        1
Research and development tax credit              (6,394)     --    (2,852)
Export incentives                                (2,808)  (1,233)  (1,370)
Foreign earnings taxed at different rates         2,859       (5)    (193)
Other, net                                          520      134   (1,927)
                                                -------  -------  -------
                                                $28,537  $ 3,377  $31,042
                                                =======  =======  =======

Income tax provision (benefit) includes the following:

                                    1997      1996     1995
                                  --------  --------  -------
Current tax provision (benefit)
  Federal                         $(10,420) $ 10,974  $22,588
  State                               (544)      273    5,436
  Foreign                           17,559    10,187    1,138
                                  --------  --------  -------
                                     6,595    21,434   29,162
                                  --------  --------  -------
Deferred tax provision (benefit)
  Federal                           19,647   (16,300)    (389)
  State                              2,277    (1,659)    (195)
  Foreign                               18       (98)   2,464
                                  --------  --------  -------
                                    21,942   (18,057)   1,880
                                  --------  --------  -------
Total provision for income taxes  $ 28,537  $  3,377  $31,042
                                  ========  ========  =======

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $22,686, $5,394 and $28,937 in 1997, 1996, and 1995, respectively. During 1997, the Company completed an audit of its federal income tax returns for the years 1990 through 1993. The settlement payment from the audit did not have a significant impact on the consolidated financial statements.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                             1997     1996
                                            -------  -------
Current deferred tax assets
 Expenses not currently deductible          $17,750  $33,593
 Inventory valuation                          8,744   12,108
 Warranty reserves                            3,253    3,632
 Bad debt reserves                            1,286    1,353
 Other                                          290      293
                                            -------  -------
Current deferred tax assets                 $31,323  $50,979
                                            =======  =======
Noncurrent deferred tax assets
 Postretirement and postemployment benefits $10,981  $10,477
 Tax credit/loss carryforwards                  --       267
 Expenses not currently deductible            3,469    2,707
                                            -------  -------
Noncurrent deferred tax assets               14,450   13,451
Noncurrent deferred tax liabilities
 Depreciation and amortization               (4,634)  (4,322)
 Capitalized software                          (708)     --
                                            -------  -------
Net noncurrent deferred tax asset           $ 9,108  $ 9,129
                                            =======  =======

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in 1997 or 1996.

The net noncurrent deferred tax asset is included in Other Assets at June 27, 1997 and June 28, 1996.

In 1997, 1996, and 1995, earnings before income taxes included $35,658, $33,745, and $8,571 respectively, of earnings generated by the Company's foreign operations.

11. RETIREMENT AND BENEFIT PLANS
-----------------------------------

The Company has a defined benefit pension plan covering substantially all of its domestic employees. The benefits are based upon the employees' years of service, age and compensation.

The Company's funding policy is to contribute annually the amount expensed each year consistent with the requirements of the federal tax law to the extent that such costs are currently deductible.

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                                              1997      1996
                                                            --------  --------
Accumulated benefit obligation
 Vested portion                                             $ 65,507  $ 55,252
 Nonvested portion                                             4,258     2,274
                                                            --------  --------
                                                              69,765    57,526
Excess of projected benefit obligation over accumulated
 benefit obligation                                            9,426    17,215
                                                            --------  --------
Projected benefit obligation                                  79,191    74,741
Plan assets at fair value                                    (74,457)  (75,155)
                                                            --------  --------
Projected benefit obligation in excess of (less than) plan
 assets                                                        4,734      (414)
Unrecognized prior service costs                                 316       351
Unrecognized (loss) gain                                      (2,794)      528
Unrecognized net asset from initial application of SFAS 87     6,371     7,025
Fourth quarter contribution                                     (891)     (279)
                                                            --------  --------
Accrued pension cost                                        $  7,736  $  7,211
                                                            ========  ========
Discount rate                                                   7.75%     7.75%
Rate of increase in future compensation                          5.0%      4.5%
Expected long-term rate of return on assets                     10.0%     10.0%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

The Company's net pension expense was $4,091 in 1997, $3,325 in 1996, and $2,483 in 1995.

The components of pension expense are as follows:

                                  1997      1996     1995
                                 -------  --------  -------
Service cost of benefits earned  $ 6,105  $  5,169  $ 4,059
Interest cost                      5,330     5,128    4,826
Actual return on plan assets      (6,396)  (12,532)  (4,821)
Net amortization and deferral       (948)    5,560   (1,581)
                                 -------  --------  -------
Net periodic pension cost        $ 4,091  $  3,325  $ 2,483
                                 =======  ========  =======

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $8,658 at June 27, 1997 and $6,842 at June 28, 1996. Retirement expense for these plans was $1,872, $1,366 and $1,223 in 1997, 1996, and 1995, respectively.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                                1997     1996
                                               -------  -------
Accumulated postretirement benefit obligation
  Retirees                                     $ 8,764  $ 9,069
  Fully eligible active participants               203      181
  Other active participants                        331      293
                                               -------  -------
                                                 9,298    9,543
Unrecognized net gain                            1,040      978
Fourth quarter claims payments                    (250)    (220)
                                               -------  -------
Accrued postretirement benefit cost            $10,088  $10,301
                                               =======  =======

The components of postretirement benefit expense are as follows:

                                 1997  1996
                                 ----  ----
Service cost of benefits earned  $ 45  $ 39
Interest cost                     704   719
Net amortization and deferral     (24)  (26)
                                 ----  ----
Postretirement benefit expense   $725  $732
                                 ====  ====

Significant actuarial assumptions are as follows:

                                                               1997   1996
                                                               -----  -----
Annual rate of increase in per capita cost
Pre-Medicare                                                   11.25% 11.25%
  Annual decline                                                0.75%  0.75%
  Final rate of increase                                        6.00%  6.00%
Post-Medicare                                                   9.50%  9.50%
  Annual decline                                                0.50%  0.50%
  Final rate of increase                                        6.00%  6.00%
Impact of one percentage point in health care cost trend rate on
  Accumulated postretirement benefit obligation                  7.6%   7.6%
  Interest cost component of benefits                           11.2%  11.2%
Discount rate used to measure accumulated postretirement
 benefit obligation                                             7.75%  7.75%

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of foreign currency forward contracts is based on quoted market prices.

                                           1997              1996
                                    ------------------ -----------------
                                    CARRYING/          Carrying/
                                    CONTRACT    FAIR   Contract   Fair
                                     AMOUNT    VALUE    Amount    Value
                                    --------- -------- --------- -------
Cash and cash equivalents           $107,143  $107,143  $20,930  $20,930
Foreign currency forward contracts
  Sell                              $  1,196  $  1,087  $ 7,999  $ 8,152
  Buy                               $ 58,984  $ 59,981  $61,700  $59,245

13. RELATED PARTY TRANSACTIONS
-----------------------------------

The Company had sales of $3,591, $2,728 and $3,384 to Scientific-Atlanta of Shanghai, Ltd. (SASL) in 1997, 1996 and 1995, respectively. The Company purchased $2,496 of inventory from SASL in 1997. There were no such purchases in 1996 or 1995. The Company had a net receivable from SASL of $1,024 at June 27, 1997 and $760 at June 28, 1996. Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties.

14. COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
-----------------------------------

Rental expense under operating lease agreements for facilities and equipment for 1997, 1996 and 1995 was $17,462, $15,347 and $10,696, respectively. The
Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to thirteen years. Future minimum payments at June 27, 1997, under operating leases were $52,012. Payments under these leases for the next five years are as follows: 1998 -- $13,466; 1999 -- $10,707; 2000 -- $8,431; 2001 -- $5,496;
2002 -- $3,864.

During the first quarter of fiscal 1998, the Company secured a $38.0 million commitment under a long-term operating lease for the consolidation of certain operations and future expansion. The initial lease term will be seven years with the option to extend the lease for an additional fifteen years in five year increments.

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

15. COMMON STOCK AND RELATED MATTERS
-----------------------------------

The Company purchased 225,000 shares of its common stock at an aggregate cost of $2,973 during fiscal 1997, and 1,010,000 shares at an aggregate cost of $12,411 during 1996.

The Company has non-qualified and incentive stock option plans to provide key employees and directors with an increased incentive to work for the success of the Company. Generally, the option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options expire 10 years after the dates of their respective grants.

The Company accounts for the stock purchase and stock option plans under APB Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what the Company's net income (loss) and earnings (loss) per share would have been using the compensation model under SFAS No. 123:

                                         1997     1996
                                        ------- --------
Net income (loss)           As reported $64,042 $ (6,034)
                            Pro forma   $57,761 $(12,455)
Earnings (loss) per share:
 Primary                    As reported $  0.82 $  (0.08)
                            Pro forma   $  0.74 $  (0.16)
 Fully diluted              As reported $  0.82 $  (0.08)
                            Pro forma   $  0.74 $  (0.16)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively:

                            1997    1996
                           ------- -------
Risk free interest rate    6.35%   6.32%
Expected term              5 YEARS 5 years
Expected forfeiture rate   1%      1%
Volatility                 44%     44%
Expected annual dividends  $0.06   $0.06

The following information pertains to options on the Company's common stock for the years ended June 27, 1997, June 28, 1996 and June 30, 1995:

                                              Weighted
                                 Number       Average
                                of Shares  Exercise Price
                                ---------  --------------
1997
----
Outstanding, beginning of year  5,469,550     $15.213
Granted                         1,663,000     $15.530
Cancelled                        (300,903)    $19.934
Exercised                        (513,569)    $10.423
                                ---------
Outstanding, end of year        6,318,078     $15.469
                                =========
1996
----
Outstanding, beginning of year  4,946,199     $13.157
Granted                         1,315,050     $20.732
Cancelled                        (309,270)    $18.620
Exercised                        (482,429)    $ 6.803
                                ---------
Outstanding, end of year        5,469,550     $15.213
                                =========
1995
----
Outstanding, beginning of year  4,482,052     $18.942
Granted                         1,624,189     $21.400
Cancelled                        (202,979)    $13.648
Exercised                        (957,063)    $ 7.271
                                ---------
Outstanding, end of year        4,946,199     $13.157
                                =========

The following information pertains to options on the Company's common stock at June 27, 1997:

                            Options Outstanding
                     ---------------------------------
                                  Weighted    Weighted
                                  Average     Average
    Range of                   Remaining Life Exercise
 Eercise Pricesx      Shares      in Years     Price
---------------      --------- -------------- --------
  $ 3.250 - $10.000  1,506,456      4.2       $ 6.490
  $11.333 - $16.750  1,891,052      7.9       $14,669
  $17.000 - $22.125  2,920,570      8.0       $20.658
                     ---------
                     6,318,078      7.1       $15.469
                     =========

                       Options Exercisable
                     ------------------------
                                  Weighted
    Range of                      Average
 Eercise Pricesx      Shares   Exercise Price
---------------      --------- --------------
  $ 3.250 - $10.000  1,506,456    $ 6.490
  $11.333 - $16.750    995,207    $14.826
  $17.000 - $22.125  1,560,278    $21.049
                     ---------
                     4,061,941    $14.149
                     =========

At June 27, 1997, an additional 1,724,432 were reserved under employee and director stock option plans.

The Company has an employee stock purchase plan whereby the Company provides certain purchase benefits for participating employees. At June 27, 1997, 475,251 shares were reserved for issuance to employees under the plan.

The Company has a 401(k) plan whereby the Company matches eligible employee contributions in Company stock, subject to certain limitations. The Company's expense to match contributions was $6,075, $5,644, and $4,940, in 1997, 1996 and 1995, respectively. At June 27, 1997, 332,039 shares were reserved for issuance to employees under the plan.

The Company has a stock plan for non-employee directors which provides for 500 shares of common stock of the Company to be granted to each director annually and which allows directors to elect to receive all or a portion of his or her quarterly compensation from the Company in the form of shares of common stock of the Company. At June 27, 1997, 92,000 shares were reserved for issuance to non-employee directors under the plan.

The Company issues restricted stock awards to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $845, $470, and $1,102, in 1997, 1996, and 1995, respectively. At June 27, 1997, 1,741,184 shares were reserved for issuance under this plan.

At June 27, 1997, a total of 4,272,906 shares of authorized stock were reserved for the above purposes.

The Company adopted a Rights Plan effective upon expiration of its previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. For shares issued after such dividend, a Right attaches to each share of common stock issued. The Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company's common stock, (ii) makes a tender offer to acquire 15 percent or more of the Company's common stock, or
(iii) is determined by the Board of Directors to be an "adverse person" as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an "adverse person", each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of the Company having a value equal to twice the exercise price. If the Company engages in a merger or other business combination in which the Company does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceeding sentences, the Company is required by the Rights Plan to reserve sufficient shares of its common stock to permit the exercise in full of all outstanding Rights. At June 27, 1997, no shares of common stock were reserved for this purpose. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of the Company's common stock or prior to the date any person or group is determined by the Board of Directors to be an "adverse person". The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In conection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from the Company's 50,000,000 authorized shares of preferred stock for issuance under for the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on the Company's common stock. At June 27, 1997, there were 77,882 shares of preferred stock reserved for this purpose.

16. EARNINGS PER SHARE
-----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company plans to adopt SFAS No. 128 in fiscal 1998. Earnings per share computed under the provisions of SFAS No. 128 were approximately the same as those computed under Opinion No. 15 for fiscal 1993 through 1997.

17. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------

 (In Thousands)                                    1997      1996      1995
------------------------------------------------------------------------------
PREFERRED STOCK
Shares authorized                                  50,000    50,000    50,000
Shares issued                                         --        --        --
COMMON STOCK ($0.50 PAR VALUE)
Shares authorized                                 350,000   350,000   350,000
                                                 --------  --------  --------
Shares issued at beginning of year                 77,256    76,950    75,495
Issuance of a 2-for-1 stock split effected in
 the form of a stock dividend                         --        --         97
Issuance of shares under employee benefit plans       612       219     1,179
Issuance of restricted shares                         127        87       179
                                                 --------  --------  --------
Shares issued at end of year                       77,995    77,256    76,950
                                                 ========  ========  ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                     $163,143  $160,206  $141,179
Issuance of shares under employee benefit plans     7,137     1,245    13,048
Tax benefit from employees' stock plans             1,664     1,876     4,966
Issuance of restricted shares to employees          4,743       572     3,825
Unearned compensation - restricted shares          (4,830)     (756)   (2,812)
                                                 --------  --------  --------
Balance at end of year                           $171,857  $163,143  $160,206
                                                 ========  ========  ========
RETAINED EARNINGS
Balance at beginning of year                     $264,206  $274,840  $215,926
Net earnings (loss)                                64,042    (6,034)   63,540
Issuance of a 2-for-1 stock split effected in
 the form of a stock dividend                         --        --        (48)
Cash dividends ($0.06 per share)                   (4,640)   (4,600)   (4,578)
                                                 --------  --------  --------
Balance at end of year                           $323,608  $264,206  $274,840
                                                 ========  ========  ========
ACCUMULATED TRANSLATION ADJUSTMENTS
Balance at beginning of year                     $    740  $    668  $    794
Foreign currency translation adjustments             (926)       72      (126)
                                                 --------  --------  --------
Balance at end of year                           $   (186) $    740  $    668
                                                 ========  ========  ========
TREASURY STOCK
Balance at beginning of year                     $  3,065  $    --   $    --
Treasury shares acquired                            2,973    12,411       --
Issuance of shares under employee benefit plans    (4,411)   (9,346)      --
                                                 --------  --------  --------
Balance at end of year                           $  1,627  $  3,065  $    --
                                                 ========  ========  ========

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1997
(In Thousands)

        Col. A             Col. B                  Col. C                   Col. D       Col. E
        ------           ---------- ------------------------------------ ------------- ----------
                                                 Additions
                         Balance at ------------------------------------               Balance at
                         beginning      Charged to        Charged to                     end of
      Description        of period  costs and expenses other accounts(1) Deductions(2)   period
      -----------        ---------- ------------------ ----------------- ------------- ----------
Deducted on the balance
 sheet from asset to
 which it applies:
 June 27, 1997 --
   Allowance for
  doubtful accounts        $3,826          $391              $186            $(201)      $4,202
                           ======          ====              ====            =====       ======
 June 28, 1996 --
   Allowance for
  doubtful accounts        $3,823          $324              $100            $(421)      $3,826
                           ======          ====              ====            =====       ======
 June 30, 1995 --
   Allowance for
  doubtful accounts        $3,839          $343              $ 69            $(428)      $3,823
                           ======          ====              ====            =====       ======

Notes:

(1) Represents recoveries on accounts previously written off, $186 acquired with the purchases of Arcodan A/S in fiscal 1997 and $100 acquired with the purchase of ATx Telecom Systems, Inc. in fiscal 1996.

(2) Amounts represent uncollectible accounts written off and $86 transferred to net assets held for sale in fiscal 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Scientific-Atlanta, Inc.
  (Registrant)

/s/ James F. McDonald                   September 19,
------------------------------------         1997
James F. McDonald                       --------------
President and Chief Executive           Date
Officer
and Director

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ James F. McDonald                   September 19,
------------------------------------         1997
James F. McDonald                       --------------
President and Chief Executive Officer   Date
and Director
(Principal Executive Officer)

/s/ Harvey A. Wagner                    September 19,
------------------------------------         1997
Harvey A. Wagner                        --------------
Senior Vice President--                 Date
Finance,
Chief Financial Officer and
Treasurer (Principal
Financial Officer)

/s/ Julian W. Eidson                    September 19,
------------------------------------         1997
Julian W. Eidson                        --------------
Vice President and Controller           Date
(Principal Accounting
Officer)

/s/ Marion H. Antonini                  September 19,
------------------------------------         1997
Marion H. Antonini, Director            --------------
                                        Date

/s/ William E. Kassling                 September 19,
------------------------------------         1997
William E. Kassling, Director           --------------
                                        Date

/s/ Wilbur Branch King                  September 19,
------------------------------------         1997
Wilbur Branch King, Director            --------------
                                        Date
                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

/s/ Mylle Bell Mangum                     September 19,
-------------------------------------     1997
Mylle Bell Mangum, Director               --------------
                                          Date

/s/ Alonzo L. McDonald                    September 19,
-------------------------------------     1997
Alonzo L. McDonald, Director              --------------
                                          Date

/s/ David J. McLaughlin                   September 19,
-------------------------------------     1997
David J. McLaughlin, Director             --------------
                                          Date

/s/ James V. Napier                       September 19,
-------------------------------------     1997
James V. Napier, Director                 --------------
                                          Date

/s/ Sam Nunn                              September 19,
-------------------------------------     1997
Sam Nunn, Director                        --------------
                                          Date

/s/ Sidney Topol                          September 19,
-------------------------------------     1997
Sidney Topol, Director                    --------------
                                          Date