Form 10-Q
period 1997-09-26
SCIENTIFIC ATLANTA INC
filed 1997-11-04
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 26, 1997
                                       ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    --------------

                         COMMISSION FILE NUMBER 1-5517


                           SCIENTIFIC-ATLANTA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            GEORGIA                                           58-0612397
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


     ONE TECHNOLOGY PARKWAY, SOUTH
          NORCROSS, GEORGIA                                     30092-2967
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
                                                    YES   X    NO
                                                        -----     -----
    AS OF OCTOBER 24, 1997, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 78,886,872 SHARES OF COMMON STOCK.


                                    1 of 10

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 26,   September 27,
                                                      1997            1996
                                                  -------------   -------------

SALES                                              $294,501         $261,664
                                                   --------         --------

COSTS AND EXPENSES
  Cost of sales                                     204,273          182,894
  Sales and administrative                           41,099           35,433
  Research and development                           26,750           28,033
  Interest expense                                      115              134
  Interest (income)                                  (1,101)            (539)
  Other (income) expense, net                          (185)            (189)
                                                   --------         --------
  Total costs and expenses                          270,951          245,766
                                                   --------         --------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                23,550           15,898

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                             6,971          (10,215)
  Deferred                                               94           15,302
                                                   --------         --------

NET EARNINGS FROM CONTINUING OPERATIONS              16,485           10,811

GAIN ON SALE OF DISCONTINUED
  OPERATIONS, NET OF TAX                                 --            3,400
                                                   --------         --------

NET EARNINGS                                       $ 16,485         $ 14,211
                                                   ========         ========

EARNINGS PER COMMON SHARE
  AND COMMON EQUIVALENT SHARE

  PRIMARY
     CONTINUING OPERATIONS                         $   0.21         $   0.14
     DISCONTINUED OPERATIONS                             --             0.04
                                                   --------         --------
     NET EARNINGS                                  $   0.21         $   0.18
                                                   ========         ========

  FULLY DILUTED                                    $   0.21         $   0.18
                                                   ========         ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  PRIMARY                                            79,926           77,670
                                                   ========         ========

  FULLY DILUTED                                      80,015           77,837
                                                   ========         ========

DIVIDENDS PER SHARE PAID                           $  0.015         $  0.015
                                                   ========         ========

                             SEE ACCOMPANYING NOTES

                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                             In Thousands
                                                        -----------------------
                                                        September 26,  June 27,
                                                             1997        1996
                                                        -------------  --------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                               $ 84,454    $107,143
   Receivables, less allowance for doubtful
     accounts of $4,266,000 at September 26
     and $4,202,000 at June 27                              241,207     238,179
   Inventories                                              222,461     209,570
   Deferred income taxes                                     29,940      31,323
   Other current assets                                      12,569      10,886
                                                           --------    --------
     TOTAL CURRENT ASSETS                                   590,631     597,101
                                                           --------    --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                     19,854      19,854
   Buildings and improvements                                32,475      32,229
   Machinery and equipment                                  216,450     206,760
                                                           --------    --------
                                                            268,779     258,843
   Less-Accumulated depreciation and amortization           101,595      92,423
                                                           --------    --------
                                                            167,184     166,420
                                                           --------    --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                       10,991      11,263
                                                           --------    --------
 OTHER ASSETS                                                53,909      48,831
                                                           --------    --------

 TOTAL ASSETS                                              $822,715    $823,615
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                    $    835    $    842
   Accounts payable                                         109,279     123,675
   Accrued liabilities                                       94,910     111,737
   Income taxes currently payable                            10,839      13,507
                                                           --------    --------
     TOTAL CURRENT LIABILITIES                              215,863     249,761
                                                           --------    --------
 LONG-TERM DEBT, less current maturities                      1,570       1,810
                                                           --------    --------
 OTHER LIABILITIES                                           42,666      39,394
                                                           --------    --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                            --          --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 78,909,852 shares at
     September 26 and 77,995,475 shares at June 27           39,455      38,998
   Additional paid-in capital                               186,871     171,857
   Retained earnings                                        338,917     323,608
   Accumulated translation adjustments                          279        (186)
                                                           --------    --------
                                                            565,522     534,277
   Less - Treasury stock, at cost
     (180,006 shares at September 26 and
     113,000 shares at June 27)                               2,906       1,627
                                                           --------    --------
                                                            562,616     532,650
                                                           --------    --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $822,715    $823,615
                                                           ========    ========

                             SEE ACCOMPANYING NOTES

                                    3 of 10

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three Months Ended
                                                     -------------------------------
                                                     September 26,     September 27,
                                                         1997              1996
                                                     -------------     -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       $(19,448)         $ 26,823
                                                       --------          --------
INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment            (10,518)          (15,861)
 Proceeds from sale of discontinued operations               --            19,036
 Other                                                     (110)            1,359
                                                       --------          --------
 Net cash provided (used) by investing activities       (10,628)            4,534
                                                       --------          --------
FINANCING ACTIVITIES:
 Net short-term borrowings                                   --               (35)
 Principal payments on long-term debt                      (240)               --
 Dividends paid                                          (1,176)           (1,158)
 Issuance of common stock                                 8,803                71
 Treasury shares acquired                                    --            (1,019)
                                                       --------          --------
 Net cash provided (used) by financing activities         7,387            (2,141)
                                                       --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (22,689)           29,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          107,143            20,930
                                                       --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 84,454          $ 50,146
                                                       ========          ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                       $    111          $    106
                                                       ========          ========
   Income taxes paid, net                              $  6,243          $    124
                                                       ========          ========

                             SEE ACCOMPANYING NOTES

                                    4 of 10

NOTES:
(Amounts in thousands, except share data).

   A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the company's 1997 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

   B. Earnings per share for the three months ended September 26, 1997 and September 27,1996 were computed based on the weighted average number of shares of common stock outstanding and the equivalent shares derived from dilutive stock options. See Exhibit 11.

       In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15, "Earnings Per Share". The company plans to adopt SFAS No. 128 in the second quarter of fiscal 1998. Earnings per share computed under the provisions of SFAS No. 128 were the same as those computed under Opinion No. 15 for the first quarters of fiscal 1998 and 1997.

   C.  Inventories consist of the following:

                                                     September 26,  June 27,
                                                         1997         1997
                                                     -------------  --------
       Raw materials and work-in-process                $132,555    $136,699
       Finished goods                                     89,906      72,871
                                                        --------    --------
       Total inventory                                  $222,461    $209,570
                                                        ========    ========

   D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California, because these businesses were not aligned with the company's core business strategies, and recorded a one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations. During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. Sales and losses, net of tax, from discontinued operations were $1,920 and $817, respectively, for the quarter ended September 27, 1996. At September 26, 1997, the company had a reserve of approximately $7,200 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

       Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders. The company is working with Global and its senior lenders in an attempt to resolve the default situation. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory notes.

   E. During the quarter ended September 27, 1996, the company purchased 80,000 shares of its common stock pursuant to a stock buyback program at an aggregate cost of $1,019. During the quarter ended September 26, 1997, the company obtained an additional 70,006 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants.
       The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

   F. Income taxes paid of $6,243 in the first quarter of fiscal 1998 included approximately $4,900 of payments in connection with the filing of amended federal income tax returns.

                                    5 of 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $562.6 million and cash on hand was $84.5 million at September 26, 1997. Cash decreased $22.7 million during the quarter as lower accounts receivable collections, increases in inventory levels, reductions in payables and expenditures for equipment exceeded cash generated from earnings and the issuance of common stock. The current ratio of 2.7:1 at September 26, 1997, compared to 2.4:1 at June 27, 1997. At September 26, 1997, total debt was $2.4 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales of Subscriber Network Systems products increased 15 percent over the prior year, primarily from higher sales volume of advanced analog settops, and such sales accounted for 33 percent of the company's total sales in the first quarter of fiscal 1998, approximately the same as the prior year. Sales of Terrestrial Network Systems products increased 9 percent over the prior year as a result of strong sales of opto-electronic equipment, and such sales accounted for 38 percent of the company's total sales in the first quarter of fiscal 1998, approximately the same as the prior year. Sales of RF products were down in the quarter as compared to last year due to timing issues related to the availability of product and a slowdown in orders from the Pacific-Rim.
Increased sales of Satellite Network Systems, primarily telephony networks, also contributed to the year-to-year increase. International sales accounted for 40 percent of total sales for the quarter ended September 26, 1997, as compared to 35 percent of total sales in the prior year.

     Orders booked in the first quarter of fiscal 1998 were $262.5 million, compared to the prior year's $285.0 million, a decline of 8 percent. Lower orders in the first quarter of fiscal 1998 reflected a decline in business in the Pacific Rim resulting from currency issues in the region, which made the company's products more expensive, and a slowdown of a cable system roll-out in Australia and a softening of the market in the United Kingdom. These declines were offset partially by strong growth in orders booked in North America and Latin America.

     Gross margins were 30.6 percent, up 0.5 percentage points over the prior year, due primarily to favorable exchange rates on Japanese yen compared to the prior year. Improved margins also reflect the continuing impact of internal programs to improve quality and cost structure.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs were $26.7 million, or 9 percent of sales, reflecting the company's continued investment in research and development programs to support new product initiatives. Research and development costs in the first quarter of fiscal 1998 were lower than the prior year due primarily to decreased research and development efforts related to cable telephony products. In addition, the company capitalized $1.0 million of software development costs and $3.0 million of non-recurring engineering costs during the quarter ended September 26, 1997. There were no material software development costs or non-recurring engineering costs incurred, and accordingly, none were capitalized during the quarter ended September 27, 1996.

                                    6 of 10

     Selling and administrative expense increased $5.7 million, or 16 percent, over the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets, particularly in the Latin American region, and to support the introduction of new products and a build-up in the infrastructure to handle the growth the company has experienced. Administrative expenses increased as higher consulting fees, the addition of administrative expenses of Arcodan A/S which was acquired in February 1997, and other miscellaneous items more than offset cost reduction from internal processes and systems improvements.

     Other (income) expense for the quarters ended September 26, 1997 and September 27, 1996, included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense in the quarters ended September 26, 1997 or September 27, 1996.

     The company's effective income tax rate was 30 percent for the quarter, two percentage points lower than the rate in the prior year. The lower effective income tax rate in fiscal 1998, as compared to fiscal 1997, is due to increased benefits from the company's foreign sales corporation (FSC) and a decrease in foreign earnings taxed at different rates.

     Earnings from continuing operations for the quarter ended September 26, 1997 were $23.6 million, up $7.7 million over the prior year. Higher sales volume and improved gross margins were offset partially by increased selling and administrative expenses.

     In October 1995, the company announced its intent to sell its defense-related businesses in San Diego, California and recorded a one-time, after-tax charge of $13.2 million in the quarter ended September 29, 1995. During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13.1 million and secured and unsecured notes aggregating approximately $4.7 million. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5.0 million from these transactions in the quarter ended September 27, 1996. Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders. The company is working with Global and its senior lenders in an attempt to resolve the default situation. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory notes.

     Net earnings for the quarter ended September 26, 1997 were $16.5 million compared to $14.2 million, in the prior year, which included an after-tax gain of $3.4 million related to the sale of discontinued operations.

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
------

      (a) Exhibits.

          EXHIBIT NO.            DESCRIPTION
          -----------            -----------

             11          Computation of Earnings Per Share
             27          Financial Data Schedule
             99          Cautionary Statements

      (b) No reports on Form 8-K were filed during the quarter ended September 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SCIENTIFIC-ATLANTA, INC.
                                             ------------------------
                                                   (Registrant)



Date:  November 4, 1997                      /s/ Harvey Wagner
      -----------------                      -----------------
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