Form 10-Q/A
period 1997-09-26
SCIENTIFIC ATLANTA INC
filed 1997-11-12
CIK 87777

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
                                                   ========         ========

                             SEE ACCOMPANYING NOTES

                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                             In Thousands
                                                        -----------------------
                                                        September 26,  June 27,
                                                             1997        1997
                                                        -------------  --------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                               $ 84,454    $107,143
   Receivables, less allowance for doubtful
     accounts of $4,266,000 at September 26
     and $4,202,000 at June 27                              241,207     238,179
   Inventories                                              222,461     209,570
   Deferred income taxes                                     29,940      31,323
   Other current assets                                      12,569      10,886
                                                           --------    --------
     TOTAL CURRENT ASSETS                                   590,631     597,101
                                                           --------    --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                     19,854      19,854
   Buildings and improvements                                32,475      32,229
   Machinery and equipment                                  216,450     206,760
                                                           --------    --------
                                                            268,779     258,843
   Less-Accumulated depreciation and amortization           101,595      92,423
                                                           --------    --------
                                                            167,184     166,420
                                                           --------    --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                       10,991      11,263
                                                           --------    --------
 OTHER ASSETS                                                53,909      48,831
                                                           --------    --------

 TOTAL ASSETS                                              $822,715    $823,615
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                    $    835    $    842
   Accounts payable                                         109,279     123,675
   Accrued liabilities                                       94,910     111,737
   Income taxes currently payable                            10,839      13,507
                                                           --------    --------
     TOTAL CURRENT LIABILITIES                              215,863     249,761
                                                           --------    --------
 LONG-TERM DEBT, less current maturities                      1,570       1,810
                                                           --------    --------
 OTHER LIABILITIES                                           42,666      39,394
                                                           --------    --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                            --          --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 78,909,852 shares at
     September 26 and 77,995,475 shares at June 27           39,455      38,998
   Additional paid-in capital                               186,871     171,857
   Retained earnings                                        338,917     323,608
   Accumulated translation adjustments                          279        (186)
                                                           --------    --------
                                                            565,522     534,277
   Less - Treasury stock, at cost
     (180,006 shares at September 26 and
     113,000 shares at June 27)                               2,906       1,627
                                                           --------    --------
                                                            562,616     532,650
                                                           --------    --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $822,715    $823,615
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

     Any of the above statements that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-Q/A for a description of the various risks and uncertainties that could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. Such Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                             SCIENTIFIC-ATLANTA, INC.
                                             ------------------------
                                                   (Registrant)



Date:  November 11, 1997                      /s/ Harvey Wagner
      ------------------                      -----------------
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