Form 10-Q
period 1997-12-26
SCIENTIFIC ATLANTA INC
filed 1998-02-06
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  DECEMBER 26, 1997
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO
                              --------------------------    --------------------

                         COMMISSION FILE NUMBER 1-5517


                         SCIENTIFIC-ATLANTA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            GEORGIA                                             58-0612397
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

     ONE TECHNOLOGY PARKWAY, SOUTH
          NORCROSS, GEORGIA                                       30092-2967
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
                                                    YES X   NO
                                                       ---    ---
    AS OF JANUARY 23, 1998, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 79,047,945 SHARES OF COMMON STOCK.

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         Three Months Ended                 Six Months Ended
                                    -------------------------------     ----------------------------
                                       December 26,    December 27,     December 26,     December 27,
                                           1997            1996             1997             1996
                                     -------------       ---------      ------------       ---------
SALES                                    $294,524         $282,184         $589,025        $543,848

COSTS AND EXPENSES
  Cost of sales                           208,507          196,847          412,780         379,741
  Sales and administrative                 39,187           37,624           80,286          73,057
  Research and development                 26,651           29,108           53,401          57,141
  Interest expense                            154              120              269             254
  Interest income                          (1,234)          (1,112)          (2,335)         (1,651)
  Other (income) expense, net                  71             (626)            (114)           (815)
                                         --------         --------         --------        --------
  Total costs and expenses                273,336          261,961          544,287         507,727

EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES             21,188           20,223           44,738          36,121

PROVISION (BENEFIT) FOR
INCOME TAXES
  Current                                   6,045            9,480           13,016            (734)
  Deferred                                    311           (3,009)             405          12,293
                                         --------         --------         --------        --------

NET EARNINGS FROM CONTINUING
OPERATIONS                                 14,832           13,752           31,317          24,562

GAIN ON SALE OF DISCONTINUED
OPERATIONS, NET OF TAX                         --               --               --           3,400
                                         --------         --------         --------        --------

NET EARNINGS                             $ 14,832         $ 13,752         $ 31,317        $ 27,962
                                         ========         ========         ========        ========

EARNINGS PER COMMON SHARE

  BASIC
     CONTINUING OPERATIONS               $   0.19         $   0.18         $   0.40        $   0.32
     DISCONTINUED OPERATIONS                   --               --               --            0.04
                                         --------         --------         --------        --------
     NET EARNINGS                        $   0.19         $   0.18         $   0.40        $   0.36
                                         ========         ========         ========        ========

  DILUTED                                $   0.19         $   0.18         $   0.40        $   0.36
                                         ========         ========         ========        ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING

  BASIC                                    78,885           77,205           78,567          77,166
                                         ========         ========         ========        ========

  DILUTED                                  80,149           78,387           80,038          78,249
                                         ========         ========         ========        ========

DIVIDENDS PER SHARE PAID                 $  0.015         $  0.015         $   0.03        $   0.03
                                         ========         ========         ========        ========

                             SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                       In Thousands
                                                                 ----------------------
                                                                 December 26,  June 27,
                                                                   1997          1997
                                                                  ---------   ---------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                       $ 89,154   $107,143
   Receivables, less allowance for doubtful
     accounts of $4,106,000 at December 26
     and $4,202,000 at June 27                                      254,665    238,179
   Inventories                                                      202,284    209,570
   Deferred income taxes                                             29,360     31,323
   Other current assets                                              12,074     10,886
                                                                   --------   --------
     TOTAL CURRENT ASSETS                                           587,537    597,101
                                                                   --------   --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                             19,854     19,854
   Buildings and improvements                                        30,670     32,229
   Machinery and equipment                                          215,775    206,760
                                                                   --------   --------
                                                                    266,299    258,843
   Less-Accumulated depreciation and amortization                   101,660     92,423
                                                                   --------   --------
                                                                    164,639    166,420
                                                                   --------   --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                               10,724     11,263
                                                                   --------   --------
 OTHER ASSETS                                                        53,403     48,831
                                                                   --------   --------
 TOTAL ASSETS                                                      $816,303   $823,615
                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                            $    821   $    842
   Accounts payable                                                  92,068    123,675
   Accrued liabilities                                               90,489    111,737
   Income taxes currently payable                                     7,171     13,507
                                                                   --------   --------
   TOTAL CURRENT LIABILITIES                                        190,549    249,761
                                                                   --------   --------
 LONG-TERM DEBT, less current maturities                              1,493      1,810
                                                                   --------   --------
 OTHER LIABILITIES                                                   44,812     39,394
                                                                   --------   --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                    --         --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 79,086,325 shares at
     December 26 and 77,995,475 shares at June 27                    39,543     38,998
   Additional paid-in capital                                       190,496    171,857
   Retained earnings                                                352,565    323,608
   Accumulated translation adjustments                                 (456)      (186)
                                                                   --------   --------
                                                                    582,148    534,277
                                                                   --------   --------
   Less - Treasury stock, at cost (164,521 shares at
      December 26 and 113,000 shares at June 27)                      2,699      1,627
                                                                   --------   --------
                                                                    579,449    532,650
                                                                   --------   --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $816,303   $823,615
                                                                   ========   ========

                             SEE ACCOMPANYING NOTES

                   SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          Six Months Ended
                                                      --------------------------
                                                      December 26,  December 27,
                                                         1997           1996
                                                       --------       --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:      $(14,508)       $91,073
                                                       --------        -------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment          (19,270)       (29,626)
   Proceeds from sale of discontinued operations            --          18,369
   Proceeds from the sale of a business unit              8,059            --
   Other                                                     25          1,197
                                                       --------       --------
   Net cash used by investing activities                (11,186)       (10,060)
                                                       --------       --------

FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                  --          (1,350)
   Principal payments on long-term debt                    (338)           --
   Dividends paid                                        (2,360)        (2,316)
   Issuance of common stock                              10,403            717
   Treasury shares acquired                                 --          (2,973)
                                                       --------       --------
   Net cash provided (used) by financing activities       7,705         (5,922)
                                                       --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (17,989)        75,091

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          107,143         20,930
                                                       --------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 89,154        $96,021
                                                       ========        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                       $    242        $   229
                                                       ========        =======
   Income taxes paid, net                              $ 15,662        $ 5,810
                                                       ========        =======

                             SEE ACCOMPANYING NOTES

NOTES:
(Amounts in thousands except share data).

   A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 1997 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

   B. Basic earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were computed by dividing net earnings by the sum of the weighted average shares of common stock outstanding during the period and incremental shares from the assumed exercise of dilutive options. See Exhibit 11.

   C.  Inventories consist of the following:

                                               December 26,    June 27,
                                                  1997           1997
                                                --------      --------
       Raw materials and work-in-process        $127,471      $136,699
       Finished goods                             74,813        72,871
                                                --------      --------
       Total inventory                          $202,284      $209,570
                                                ========      ========

   D. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California, because these businesses were not aligned with the company's core business strategies and recorded a one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations. During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. Sales and losses, net of tax, from discontinued operations were $1,920 and $817, respectively, for the quarter ended September 27, 1996. At December 26, 1997, the company had a reserve of approximately $7,200 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

       Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders and, in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the United States Bankruptcy Court. Whether Global will successfully reorganize in this bankruptcy proceeding is not known at this time. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory note and related to any contracts of the defense-related businesses from which contracts the company has not been released.

   E. During the quarter ended March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies and recorded a pre-tax charge of $5,526. During the quarter ended December 26, 1997, the company sold the majority of the net assets of the microwave business unit for $8,059 of cash. No gain or loss was recognized on the transaction. At December 26, 1997, the company had a reserve of approximately $5,200 to adjust the carrying amount of the net assets of the mobile business unit and to provide for estimated indemnifications to the purchaser of the microwave business unit, potential losses on contracts of the microwave business which were retained by the company, severance, closing costs and other miscellaneous expenses related to the sale of the microwave business unit.

(Amounts in thousands except share data).

   F. During the six months ended December 27, 1996, the company purchased 225,000 shares of its common stock pursuant to a stock buyback program at an aggregate cost of $2,973. During the six months ended December 26, 1997, the company obtained an additional 70,496 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

   G. Income taxes paid of $15,662 in the six months ended December 26, 1997 included approximately $5,800 of payments in connection with the filing of amended federal income tax returns. Payments to foreign tax authorities were approximately $2,900 higher in the six months ended December 26, 1997 as compared to the prior year due to the timing of tax payments by foreign subsidiaries.

   H. During the quarter ended December 26, 1997, the company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which superseded Opinion 15. Earnings per share computed under the provisions of Statement 128 were the same as those computed under Opinion 15 for the three months ended December 26, 1997 and December 27, 1996, respectively, and were the same for the six months ended December 27, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $579.4 million and cash on hand of $89.2 million at December 26, 1997. Cash decreased $18.0 million during the six months ended December 26, 1997 as expenditures for equipment, reductions in payables, and increases in accounts receivable exceeded cash generated from earnings, the issuance of common stock and the sale of the net assets of the microwave business. The current ratio was 3.1:1 at December 26, 1997, compared to 2.4:1 at June 27, 1997. At December 26, 1997, total debt was $2.3 million or less than one percent of total capital invested. The company entered into a $38 million off-balance sheet operating lease commitment with an option to purchase in July 1997 related to the construction of facilities to replace those currently under lease by the company. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support the company's growth.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended December 26,1997 were $294.5 million, up 4 percent over the prior year. Sales of Subscriber Network Systems products increased 13 percent over the prior year primarily on higher sales volume of analog settops. Sales of Terrestrial Network Systems products increased 9 percent over the prior year primarily due to sales generated by Arcodan A/S which was acquired in February 1997.

     Sales for the six months ended December 26, 1997 were $589.0 million, up 8 percent over the prior year. Sales of Subscriber Network Systems and Terrestrial Network Systems products increased 14 percent and 9 percent, respectively. These increases were also the result of higher sales volume of analog settops and sales generated by Arcodan in fiscal 1998. Delivery of ground terminals for a satellite-based global system for the Iridium(TM) project during fiscal 1998 contributed to a 5 percent increase in sales of Satellite Network Systems. Sales in each sector were negatively impacted by the deterioration in the economic condition of the Asia/Pacific region during fiscal 1998 and the company believes that future sales in this region will be negatively impacted until the economic conditions improve.

     The company previously announced that it planned to have production quantities of the new Prisma(TM) Digital Transport product available in the third quarter of fiscal 1998, but the availability of such production quantities is expected to be delayed until the fourth quarter of fiscal 1998.

     Orders booked during the three and six months ended December 26, 1997 were $312.6 million and $575.2 million, respectively, a decline of 9 percent from the comparable periods of the prior year. Lower orders in fiscal 1998 reflected a decline in business in the Pacific Rim resulting from currency issues in the region, which made the company's products more expensive, and a slowdown of a cable system roll-out in Australia and a softening of the market in the United Kingdom. These declines were offset partially by strong growth in orders booked in North America and Latin America.

     Gross margins of 29.2 percent and 29.9 percent, for the three and six months ended December 26, 1997, declined 1.0 and 0.3 percentage points, respectively, from the prior year. Lower volume of sales in the Asia/Pacific region, which generally have higher margins than some other geographic regions, and margin decreases in Terrestrial Network Systems, resulting from market pressures, more than offset the impact of favorable exchange rates on the Japanese yen compared to the prior year and favorable product mix.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs were $26.7 million and $53.4 million for the three and six months ended December 26, 1997, respectively, or 9 percent of sales, reflecting the company's continued investment in research and development programs to support new product initiatives. Research and development costs during fiscal 1998 were lower than the prior year due primarily to decreased research and development efforts related to cable telephony products which was offset partially by increased investments in analog and digital settop programs. In addition, the company capitalized software development costs of $0.4 million and $1.0 million and non-recurring engineering costs of $3.2 million and $6.2 million during the three and six months ended December 26, 1997, respectively.

     Selling and administrative expense increased $1.6 million, or 4 percent, and $7.2 million, or 10 percent, for the three and six months ended December 26, 1997, respectively, over the comparable periods of the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets and to support the introduction of new products and selling expenses of Arcodan A/S which was acquired in February 1997. Administrative expenses declined in fiscal 1998 due primarily to lower professional and consulting fees and cost reduction programs the company has implemented.

     Other (income) expense for the three and six months ended December 26, 1997 and December 27, 1996, included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense.

     The company's effective income tax rate in fiscal 1998 was 30 percent, two percentage points lower than the rate in the prior year. The lower effective income tax rate in fiscal 1998, as compared to fiscal 1997, is due to benefits from the company's foreign sales corporation (FSC) and a decrease in foreign earnings taxed at higher rates.

     Net earnings from continuing operations were $14.8 million for the quarter ended December 26, 1997, up $1.1 million or 8 percent, over the prior year. Net earnings from continuing operations were $31.3 million for the six months ended December 26, 1997, up $6.8 million, or 28 percent, over the prior year. Higher sales volume and lower research and development expenses in fiscal 1998 were offset partially by increased selling and administrative expenses and lower gross margins.

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

     Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders and, in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the United States Bankruptcy Court. Whether Global will successfully reorganize in this bankruptcy proceeding is not known at this time. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory note and related to any contracts of the defense-related businesses from which contracts the company has not been released.

     During the quarter end March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these business were not aligned with the company's core business strategies and recorded a pretax charge of $5.5 million. During the quarter ended December 26, 1997, the company sold the majority of the net assets of the microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction.

     Net earnings for the three months ended December 26, 1997 were $14.8 million, up $1.1 million over the prior year. Net earnings for the six months ended December 26, 1997 were $31.3 million, up $3.4 million over the prior year which included an after-tax gain of $3.4 million related to the sale of discontinued operations.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------  -----------------------------------------------------------

This information is not yet required, per the Instructions to Item 305 of Regulation S-K.



PRISMA is a registered trademark of Scientific-Atlanta, Inc.
IRIDIUM is a registered trademark and service mark of Iridium LLC.

                          PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

      The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

      (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 12, 1997.

      (b) Election of directors:
                                           Votes For         Withhold Authority
                                         -------------       -------------------
          David J. McLaughlin              58,860,026            8,441,689
          James V. Napier                  58,873,802            8,427,913
          Sam Nunn                         58,200,636            9,101,079

          Marion H. Antonini, William E. Kassling, Wilbur B. King, Mylle Bell Mangum, Alonzo L. McDonald, and James F. McDonald continue as directors. Sidney Topol retired from the Board of Directors effective November 12, 1997.

   (c)(i) Approval of the Amended Stock Plan for Non-Employee Directors

               Votes For     Votes Against      Abstain
             -------------  ----------------  -----------
               63,923,175      1,808,106       1,570,434

     (ii) Approval of a grant of an option for shares of the Corporation's Common Stock to an executive officer

               Votes For     Votes Against      Abstain
             -------------  ----------------  -----------
               56,256,407       10,457,890      587,418

    (iii) Ratification of the selection of Arthur Andersen LLP as independent auditors

               Votes For     Votes Against      Abstain
             -------------  ----------------  -----------
               66,883,545        197,078        221,092

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          (a) Exhibits.

              Exhibit No.  Description
              -----------  -----------

                 3(b)      By-laws of the company, as amended.

                10.1 Stock Plan for Non-Employee Directors of Scientific-Atlanta, Inc., as amended and restated

                10.2 Deferred Compensation Plan for Non-Employee Directors of Scientific-Atlanta, Inc., as amended and restated

                10.3 Retirement Plan for Non-Employee Directors, as amended and restated

                11         Computation of Earnings Per Share

                27         Financial Data Schedule

                99         Cautionary Statements

          (b) No reports on Form 8-K were filed during the quarter ended December 26, 1997.

Date: February 6, 1998         /s/ Harvey A. Wagner
      ----------------         ------------------------------------------------
                               Harvey A. Wagner
                               Senior Vice President, Finance
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer and duly authorized
                               signatory of the Registrant)