Form 10-Q
period 1998-03-27
SCIENTIFIC ATLANTA INC
filed 1998-05-08
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED     MARCH 27, 1998
                                                  --------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------

                         COMMISSION FILE NUMBER 1-5517


                           SCIENTIFIC-ATLANTA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            GEORGIA                                           58-0612397
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


     ONE TECHNOLOGY PARKWAY, SOUTH
          NORCROSS, GEORGIA                                   30092-2967
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

   AS OF APRIL 24, 1998, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 78,820,559 SHARES OF COMMON STOCK.

                        PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
-----------------------------

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             Three Months Ended             Nine Months Ended
                                          ------------------------       ------------------------
                                          March 27,      March 28,       March 27,      March 28,
                                            1998           1997            1998           1997
                                          ---------      ---------       ---------      ---------
SALES                                     $288,714        $301,741       $877,739       $845,589

COSTS AND EXPENSES
  Cost of sales                            197,442         207,449        610,222        587,190
  Sales and administrative                  39,761          41,545        120,047        114,602
  Research and development                  27,316          29,566         80,717         86,707
  Interest expense                             101              90            370            344
  Interest income                           (1,315)         (1,161)        (3,650)        (2,812)
  Other (income) expense, net                  928              45            814           (770)
                                          --------        --------      ---------      ---------
  Total costs and expenses                 264,233         277,534        808,520        785,261

EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES              24,481          24,207         69,219         60,328

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                    8,549          11,547         21,565         10,813
  Deferred                                  (1,205)         (3,801)          (799)         8,492
                                          --------        --------      ---------      ---------
NET EARNINGS FROM CONTINUING
OPERATIONS                                  17,137          16,461         48,453         41,023

GAIN ON SALE OF DISCONTINUED
OPERATIONS, NET OF TAX                          --              --             --          3,400
                                          --------        --------      ---------      ---------
NET EARNINGS                              $ 17,137        $ 16,461      $  48,453      $  44,423
                                          ========        ========      =========      =========

EARNINGS PER COMMON SHARE
  BASIC
     CONTINUING OPERATIONS                $   0.22        $   0.21      $    0.62      $    0.53
     DISCONTINUED OPERATIONS                    --              --             --           0.04
                                          --------        --------      ---------      ---------
     NET EARNINGS                         $   0.22        $   0.21      $    0.62      $    0.57
                                          ========        ========      =========      =========
  DILUTED                                 $   0.22        $   0.21      $    0.62      $    0.57
                                          ========        ========      =========      =========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
  BASIC                                     78,725          77,345         78,619         77,226
                                          ========        ========      =========      =========
  DILUTED                                   79,664          78,700         79,913         78,400
                                          ========        ========      =========      =========
DIVIDENDS PER SHARE PAID                  $  0.015        $  0.015      $   0.045      $   0.045
                                          ========        ========      =========      =========

                             SEE ACCOMPANYING NOTES

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                         In Thousands
                                                                   -------------------------
                                                                   March 27,        June 27,
                                                                     1998            1997
                                                                   --------         --------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                       $150,289         $107,143
   Receivables, less allowance for doubtful
     accounts of $4,169,000 at March 27
     and $4,202,000 at June 27                                      230,222          238,179
   Inventories                                                      199,314          209,570
   Deferred income taxes                                             30,221           31,323
   Other current assets                                              15,826           10,886
                                                                   --------         --------
     TOTAL CURRENT ASSETS                                           625,872          597,101
                                                                   --------         --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                             20,119           19,854
   Buildings and improvements                                        37,230           32,229
   Machinery and equipment                                          214,871          206,760
                                                                   --------         --------
                                                                    272,220          258,843
   Less - Accumulated depreciation and amortization                 107,944           92,423
                                                                   --------         --------
                                                                    164,276          166,420
                                                                   --------         --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                               10,450           11,263
                                                                   --------         --------
 OTHER ASSETS                                                        53,562           48,831
                                                                   --------         --------

 TOTAL ASSETS                                                      $854,160         $823,615
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                            $    804         $    842
   Accounts payable                                                 101,960          123,675
   Accrued liabilities                                              100,173          111,737
   Income taxes currently payable                                    11,500           13,507
                                                                   --------         --------
   TOTAL CURRENT LIABILITIES                                        214,437          249,761
                                                                   --------         --------
 LONG-TERM DEBT, less current maturities                              1,296            1,810
                                                                   --------         --------
 OTHER LIABILITIES                                                   47,316           39,394
                                                                   --------         --------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                    --               --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 79,207,009 shares at
     March 27 and 77,995,475 shares at June 27                       39,604           38,998
   Additional paid-in capital                                       193,070          171,857
   Retained earnings                                                368,523          323,608
   Accumulated translation adjustments                                 (535)            (186)
                                                                   --------         --------
                                                                    600,662          534,277
                                                                   --------         --------

   Less - Treasury stock, at cost (587,750 shares at March 27
     and 113,000 shares at June 27)                                   9,551            1,627
                                                                   --------         --------
                                                                    591,111          532,650
                                                                   --------         --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $854,160         $823,615
                                                                   ========         =======

                             SEE ACCOMPANYING NOTES

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              Nine Months Ended
                                                            ---------------------
                                                            March 27,    March 28,
                                                              1998         1997
                                                            --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                  $ 46,211     $ 87,761
                                                            --------     --------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment               (29,967)     (40,105)
   Acquisition of business, net of cash acquired                  --      (11,066)
   Proceeds from sale of discontinued operations                  --       18,483
   Proceeds from the sale of business units                   27,059           --
   Proceeds from sale of property, plant and equipment           180       13,142
   Other                                                        (208)      (2,375)
                                                            --------     --------
   Net cash used by investing activities                      (2,936)     (21,921)
                                                            --------     --------

FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                        --       (1,218)
   Principal payments on long-term debt                         (552)          --
   Dividends paid                                             (3,538)      (3,477)
   Issuance of common stock                                   11,472        2,120
   Treasury shares acquired                                   (7,511)      (2,973)
                                                            --------     --------
   Net cash used by financing activities                        (129)      (5,548)
                                                            --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                         43,146       60,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               107,143       20,930
                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $150,289     $ 81,222
                                                            ========     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                            $    320     $    285
                                                            ========     ========
   Income taxes paid, net                                   $ 19,294     $ 19,832
                                                            ========     ========

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

   C.  Inventories consist of the following:

                                               March 27,  June 27,
                                                 1998       1997
                                               ---------  --------
          Raw materials and work-in-process     $131,485  $136,699
          Finished goods                          67,829    72,871
                                                --------  --------
          Total inventory                       $199,314  $209,570
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

   E. During the quarter ended September 29, 1995, the company decided to discontinue its defense-related businesses in San Diego, California, because these businesses were not aligned with the company's core business strategies and recorded a one-time charge of $12,172, net of a tax benefit of $5,728, for the estimated loss on sale of discontinued operations. During the quarter ended September 27, 1996, the company completed negotiations with a prime contractor, for whom the defense-related businesses had performed work as a subcontractor, to settle issues related to the pricing of unexercised options for additional products. The company also completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,142 and secured and unsecured notes aggregating approximately $4,700. The net realizable value of the assets of the defense-related businesses and the settlement with the prime contractor were more favorable than the company had anticipated when it decided to exit these businesses; accordingly, the company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of fiscal 1997. Sales and losses, net of tax, from discontinued operations were $1,920 and $817, respectively, for the quarter ended September 27, 1996. At March 27, 1998, the company had a reserve of approximately $7,100 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

       Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders and, in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the United States Bankruptcy Court. Whether Global will successfully reorganize in this bankruptcy proceeding is not known at this time. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory notes and related to any contracts of the defense-related businesses from which contracts the company has not been released.

(Amounts in thousands except share data).

   F. During the quarter ended March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies and recorded a pre-tax charge of $5,526. During the quarter ended December 26, 1997, the company sold the majority of the net assets of the microwave business unit for $8,059 of cash. No gain or loss was recognized on the transaction. At March 27, 1998, the company had a reserve of approximately $4,300 to adjust the carrying amount of the net assets of the mobile business unit and to provide for estimated indemnifications to the purchaser of the microwave business unit, potential losses on contracts of the microwave business which were retained by the company, severance, closing costs and other miscellaneous expenses related to the sale of the microwave business unit.

   G. During the quarter ended March 27, 1998, the company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19,000 in cash, Blonder Tongue stock valued at $1,000 and an option to acquire additional shares of Blonder Tongue stock, and the company recorded a pre-tax gain of $9,080. At March 27, 1998, the company had a reserve of approximately $5,800 for research and development commitments, transition services, potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

   H. During fiscal 1997, the company decided to decrease its research and development efforts related to coaxiom products because the markets for these products had not developed as quickly as the company previously anticipated. During the quarter ended March 27, 1998, the company decided to discontinue its efforts to develop coaxiom systems and recorded a pre-tax charge of approximately $9,000. The charge included reserves for the disposal of inventory and fixed assets which were associated with the development of coaxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. The company will continue to develop applications and technology for telephony on cable using IP (Internet protocol) telephony which will be used in the company's networks and Explorer(R) 2000 digital interactive set-tops.

   I. During the nine months ended March 27, 1998, the company purchased 500,000 shares of its common stock pursuant to a stock buyback program for an aggregate cost of $7,511. The company obtained an additional 73,240 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants. During the nine months ended March 28, 1997, the company purchased 225,000 shares of its common stock pursuant to a stock buyback program at an aggregate cost of $2,973. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
------   ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $591.1 million and cash on hand of $150.3 million at March 27, 1998. Cash increased $43.1 million during the nine months ended March 27, 1998 as cash generated from earnings, proceeds from the sale of certain assets of the interdiction and microwave businesses, reductions in inventory, accounts receivable collections and the issuance of common stock exceeded expenditures for equipment, reductions in payables and purchases of the company's common stock. The current ratio was 2.9:1 at March 27, 1998, compared to 2.4:1 at June 27, 1997. At March 27, 1998, total debt was $2.1 million or less than one percent of total capital invested. The company entered into a $38 million off-balance sheet operating lease commitment with an option to purchase in July 1997 related to the construction of facilities to replace those currently under lease by the company. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support the company's growth.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended March 27,1998 were $288.7 million, down 4 percent from the prior year. Sales of Subscriber Network Systems products declined 4 percent from the prior year primarily due to lower international sales volume of analog settops which more than offset the increase in domestic sales volume of the analog settops. Sales of Terrestrial Network Systems products increased 5 percent over the prior year primarily due to sales generated by Arcodan A/S which was acquired in February 1997 and strong sales of headend products. Sales of Satellite Networks Systems declined 11 percent from the prior year primarily due to lower sales volumes in the Asia/Pacific region.

     Sales for the nine months ended March 27, 1998 were $877.7 million, up 4 percent over the prior year. Sales of Subscriber Network Systems and Terrestrial Network Systems products increased 7 percent and 9 percent, respectively. These increases were the result of higher sales volume of analog settops and opto-electronic products and sales generated by Arcodan in fiscal 1998. Sales of Satellite Networks Systems declined 4 percent from the prior year. Sales in each sector were negatively impacted by the deterioration in the economic condition of the Asia/Pacific region during fiscal 1998 and the company believes that future sales in this region will be negatively impacted until the economic conditions improve.

    Orders booked during the three and nine months ended March 27, 1998 were $309.8 million and $885.0 million, respectively, a decline of 1 percent and 6 percent, respectively, from the comparable periods of the prior year. Lower orders in fiscal 1998 reflected a decline in business in the Pacific Rim resulting from currency issues in the region, which made the company's products more expensive, and a slowdown of a cable system roll-out in Australia and a softening of the market in the United Kingdom. These declines were offset partially by strong growth in orders booked in North America and Latin America.

     Gross margin of 31.6 percent for the three months ended March 27, 1998, improved 0.4 percentage points over the prior year. The improvement from favorable product mix and cost reductions was offset partially by lower volume of sales in the Asia/Pacific region, which generally have higher margins than some other geographic regions, and margin decreases in Terrestrial Network Systems, resulting from market pressures. Gross margin of 30.5 percent for the nine months ended March 27, 1998 was approximately the same as the comparable period of the prior year. Lower volume of sales in the Asia/Pacific region and margin decreases in Terrestrial Network Systems offset the impact of favorable exchange rates on the Japanese yen compared to the prior year, favorable product mix and cost reductions.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs were $27.3 million and $80.7 million for the three and nine months ended March 27, 1998, respectively, or approximately 9 percent of sales, reflecting the company's continued investment in research and development programs to support new product initiatives. Research and development costs during fiscal 1998 were lower than the prior year due primarily to decreased research and development efforts related to cable telephony products which was offset partially by increased investments in analog and digital settop programs. In addition, the company capitalized software development costs of $0.4 million and $1.8 million during the three and nine months ended March 27, 1998, respectively and non-recurring engineering costs of $6.2 million during the nine months ended March 27, 1998. During the nine months ended March 27, 1998, the company has charged $1.3 million of capitalized non-recurring engineering costs to cost of sales.

     Selling and administrative expenses of $39.8 million for the three months ended March 27, 1998 decreased $1.8 million, or 4 percent, from the prior year. Lower selling and administrative expenses reflect lower costs associated with lower sales volume, reduced selling efforts for coaxiom and cable modem products in fiscal 1998, the sale of the microwave business unit in the second quarter of fiscal 1998 and cost reductions which were offset partially by ongoing investments to support expansion into international markets and to support the introduction of new products and the selling and administrative expense of Arcodan. Sales and administrative expenses for the nine months ended March 27, 1998 were $120.0 million, or $5.4 million higher than the comparable period of the prior year. This increase reflects the activities described above and costs associated with higher sales volume.

     Other (income) expense for the three and nine months ended March 27, 1998 included a gain of $9.1 million from the sale of certain assets of the interdiction business, a loss of $9.0 million from the discontinuance of research and development efforts related to coaxiom products, the results of foreign currency transactions and partnership activities and other miscellaneous items. During the quarter ended March 27, 1998, the company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19.0 million in cash, Blonder Tongue stock valued at $1.0 million and an option to acquire additional shares of Blonder Tongue stock, and the company recorded a gain of $9.1 million. At March 27, 1998, the company had a reserve of $5.8 million for research and development commitments, transition services, potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

     During fiscal 1997, the company decided to decrease its research and development efforts related to coaxiom products because the markets for these products had not developed as quickly as the company previously anticipated. During the quarter ended March 27, 1998, the company decided to discontinue its efforts to develop coaxiom systems and recorded a charge of $9.0 million. The charge included reserves for the disposal of inventory and fixed assets which were associated with the development of coaxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. The company will continue to develop applications and technology for telephony on cable using IP (Internet protocol) telephony which will be used in the company's networks and Explorer 2000 digital interactive set-tops.

     Other (income) expense for the three and nine months ended March 28, 1997 included a gain of $5.6 million from the sale of land and a building in San Diego County, California not required for current operations, the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. During the quarter ended March 28, 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies and recorded a charge of $5.5 million to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sales of these businesses. During the quarter ended December 26, 1997, the company sold the majority of the net assets of the microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction.

     The company's effective income tax rate in fiscal 1998 was 30 percent, two percentage points lower than the rate in the prior year. The lower effective income tax rate in fiscal 1998, as compared to fiscal 1997, is due to benefits from the company's foreign sales corporation (FSC) and a decrease in foreign earnings taxed at higher rates.

     Net earnings from continuing operations were $17.1 million for the quarter ended March 27, 1998, up $0.7 million, or 4 percent, over the prior year. Net earnings from continuing operations were $48.5 million for the nine months ended March 27, 1998, up $7.4 million, or 18 percent, over the prior year. Slightly higher sales volume and lower research and development expenses in fiscal 1998 were offset partially by increased selling and administrative expenses.

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

     Global is currently in default under its promissory notes to the company and under promissory notes to Global's senior lenders and, in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the United States Bankruptcy Court. Whether Global will successfully reorganize in this bankruptcy proceeding is not known at this time. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory notes and related to any contracts of the defense-related businesses from which contracts the company has not been released.

     Net earnings for the three months ended March 27, 1998 were $17.1 million, up $0.7 million over the prior year. Net earnings for the nine months ended March 27, 1998 were $48.5 million, up $4.0 million over the prior year which included an after-tax gain of $3.4 million related to the sale of discontinued operations.

     The company previously announced that it planned to have production quantities of the new PRISMA (TM) Digital Transport product available in the third quarter of fiscal 1998, but the availability of such production quantities may be delayed until the first quarter of fiscal 1999.

YEAR 2000
---------

     The company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the company.

     The company has analyzed and continues to analyze its internal computer-based systems to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant.
The company believes that its critical internal computer-based systems currently are capable of functioning without substantial Year 2000 Compliance problems, or, if not currently capable, will be capable in a time frame that will avoid any material adverse effect on the company. Also, the company does not believe that the expenditures related to replacing or upgrading any of its internal computer-based systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the company.

     Certain products currently sold by the company contain computer programs that perform date functions or date calculations. The company is currently evaluating each of its products and, based on its investigation to date, believes that the products it currently sells are Year 2000 compliant, provided that they have been upgraded to include all recommended engineering changes.
The company's products are often used by its customers in systems that contain third party products. Therefore, even though the company's products may be Year 2000 compliant, the failure of such third party products to be Year 2000 compliant, or to properly interface with the company's products, may result in a system failure. Certain products that the company no longer offers for sale are not Year 2000 compliant, and the company has no plans to upgrade them.

     The company is investigating each of its vendors, suppliers, financial service organizations, service providers and customers to confirm that the company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs.

     The company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the company's products and third party products and systems is ongoing.

FORWARD-LOOKING STATEMENTS
--------------------------

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



Explorer is a registered trademark and PRISMA is a trademark of Scientific-Atlanta, Inc.

                          PART II - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

        (a)   Exhibits.

              Exhibit No.   Description
              -----------   -----------

                  11        Computation of Earnings Per Share
                  27        Financial Data Schedule
                  99        Cautionary Statements

        (b) No reports on Form 8-K were filed during the quarter ended March 27, 1998.



Date:  May 8, 1998                /s/ Wallace G. Haislip
       -----------                ----------------------
                                  Wallace G. Haislip
                                  Senior Vice President-Finance,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer and duly
                                  authorized signatory of the Registrant)

                                                                     EXHIBIT 11

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                  MARCH 27, 1998                       MARCH 28, 1997
                                          ------------------------------      -------------------------------
                                                               PER SHARE                            PER SHARE
                                          EARNINGS   SHARES     AMOUNT        EARNINGS    SHARES     AMOUNT
                                          --------   ------    ---------      --------    ------    ---------
BASIC EARNINGS PER
COMMON SHARE
 Earnings from continuing operations
 available to common stockholders         $17,137    78,725      $0.22        $16,461     77,345      $0.21

EFFECT OF DILUTIVE SECURITIES
 Options                                       --       939         --             --      1,355         --
                                          -------    ------      -----        -------     ------      -----

DILUTED EARNINGS PER
COMMON SHARE
 Earnings from continuing operations
 available to common stockholders
 and assumed conversions                  $17,137    79,664      $0.22        $16,461     78,700      $0.21
                                          =======    ======      =====        =======     ======      =====

                                                NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                  MARCH 27, 1998                       MARCH 28, 1997
                                          ------------------------------      -------------------------------
                                                               PER SHARE                            PER SHARE
                                          EARNINGS   SHARES     AMOUNT        EARNINGS    SHARES     AMOUNT
                                          --------   ------    ---------      --------    ------    ---------
BASIC EARNINGS PER
COMMON SHARE
 Earnings from continuing operations
 available to common stockholders         $48,453    78,619      $0.62        $41,023     77,226      $0.53

EFFECT OF DILUTIVE SECURITIES
 Options                                       --     1,294         --             --      1,174         --
                                          -------    ------      -----        -------     ------      -----

DILUTED EARNINGS PER
COMMON SHARE
 Earnings from continuing operations
 available to common stockholders
 and assumed conversions                  $48,453    79,913      $0.62        $41,023     78,400      $0.53
                                          =======    ======      =====        =======     ======      =====

The following information pertains to options to purchase shares of common stock which were not included in the computation of Diluted Earnings per Common Share because the options' exercise price was greater than the average market price of the common shares:

                                   March 27, 1998  March 28, 1997
                                   --------------  --------------

Number of options outstanding           3,915           2,923

Weighted average exercise price        $21.67          $20.72

                                                                     EXHIBIT 99


                             CAUTIONARY STATEMENTS


From time to time, the company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. In fact, this Form 10-Q (or any other periodic reporting documents required by the 1934 Act) may contain forward-looking statements reflecting the current views of the company concerning potential future events or developments. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements. These Cautionary Statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. In order to comply with the terms of the "safe harbor," the company cautions investors that any forward-looking statements made by the company are not guarantees of future performance and that a variety of factors could cause the company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties which may affect the operations, performance, development and results of the company's business include, but are not limited to, the following: uncertainties relating to the development and ownership of intellectual property; uncertainties relating to the ability of the company and other companies to enforce their intellectual property rights; uncertainties relating to economic conditions (including, but not limited to, the continued weak economic conditions in the Asia/Pacific region); uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; the company's dependence on the cable television industry and cable television spending; signal security; the pricing and availability of equipment, materials and inventories; technological developments; performance issues with key suppliers and subcontractors; governmental export and import policies; global trade policies; worldwide political stability and economic growth; regulatory uncertainties; delays in testing of new products; rapid technology changes; the highly competitive environment in which the company operates; the entry of new, well-capitalized competitors into the company's markets; reliance on software programs used by the company or its suppliers containing problems related to computations that must be made in 1999, 2000, and beyond ("Year 2000 Problems") and Year 2000 Problems that may exist in products sold currently or historically to customers of the company; changes in the financial markets relating to the company's capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe," "expect," "anticipate," "project," "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.