Form 10-K
period 1998-06-26
SCIENTIFIC ATLANTA INC
filed 1998-09-22
CIK 87777

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 1998

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                         Commission file number 1-5517

                           SCIENTIFIC-ATLANTA, INC.
            (Exact name of Registrant as specified in its charter)

                Georgia                              58-0612397
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

     One Technology Parkway, South                   30092-2967
           Norcross, Georgia                         (Zip Code)
    (Address of principal executive
               offices)

                                 770-903-5000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
                                                 on which registered
          Title of each class                    -------------------
          -------------------

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

                                                             Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 2, 1998, was approximately $1,566,894,335.

As of September 2, 1998, the Registrant had outstanding 79,451,799 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

-------------------------------------------------------------------------------

                                    PART I

ITEM 1.BUSINESS

GENERAL

        Scientific-Atlanta, Inc. (the "Company") provides its customers with the products and services for advanced communications networks which deliver voice, data and video. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

        The Company operates primarily in one business segment, Communications, providing communications networks to a range of customers for a variety of applications and providing network management and systems integration for those networks. This segment represents over 90% of consolidated sales, operating profit and identifiable assets.

        The Company has evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. The Company's products include receivers, transmitters, distribution amplifiers, modulators, demodulators, signal encoders and decoders, controllers, optical amplifiers, source lasers, analog and digital set-tops, digital video compression and transmission equipment, fiber optic distribution equipment, and satellite earth station antennas. These products, and integrated systems and networks using these and other products, are sold to CATV system operators, telephone companies, communications carriers, communications network operators, utility companies and multi-facility business organizations which use communications satellites for intracompany communications. Sales are also made to independent system integrators, distributors and dealers who resell the products to some of the above types of customers.

        The Company sells transmission products, including RF (radio frequency) amplifiers, line extenders, opto-electronic transmitters and amplifiers, taps, and passives, which transmit signals via coaxial cable or fiber optics from the cable operator to the end-user customer. The Company's transmission products enable operators to transmit video and data over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF distribution products constituted approximately 18% of the Company's total sales for fiscal 1998, and approximately 19% and 21% of such sales in fiscal years 1997 and 1996, respectively. The Company previously announced that it planned to have production quantities of the new Prisma(TM) Digital Transport product, an opto-electronics product, available in the first quarter of fiscal 1999, but the availability of such production quantities is expected to be delayed until the second quarter of fiscal 1999.

        The Company also sells modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers and set-top terminals that enable television sets to receive all channels transmitted by system operators.

        The Company's set-tops include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units. Sales of set-tops constituted approximately 34% of the Company's total sales for fiscal year 1998, and approximately 30% and 27% of such sales in each of fiscal years 1997 and 1996, respectively. Proprietary software used in the terminals, as well as system manager software at the headend system or at the transmission level, was developed by the Company and is updated from time to time. The Company's new Explorer(R) 2000 digital set-tops will enable subscribers to access new services such as e-mail over television, video-on-demand, Web browsing, Internet Protocol (IP) telephony, various types of electronic-commerce, and more. For Explorer 2000 digital set-tops to be enabled to provide the above-described services, the set-tops must be utilized in an advanced, interactive, two-way, digital cable network, which the Company sells.

        The Company's products, both analog and digital, are being utilized by the Company's traditional cable operator customers to upgrade their networks to provide new services and by the telephone companies to build new video, voice and data networks. They are also utilized by electric utilities in load management systems which monitor and control power usage and monitor power outages. The Company's products are also utilized by programmers and broadcasters to transmit their programs to viewers.

        The Company's satellite earth stations receive and transmit signals for video, voice and data and are utilized in satellite-based telephone, data and television distribution networks. Some of these earth stations are part of national and international communications systems which communicate by means of a satellite with earth stations in other countries or with other earth stations in the same national network. Earth stations in these systems may be connected with local telephone, television or other terrestrial communications networks. The Company's earth stations, signal encoders and decoders, packet switches and controllers are also used in private business networks for the exchange of audio, video and data via satellite among various office, manufacturing and sales facilities and for the delivery of television programming to hotels, motels and apartment complexes. The Company's data communications product offerings include private interactive data systems using VSAT (very small aperture terminal) technology.

        The Company designs, manufactures and sells digital video compression communications products for use by television broadcasters and cable operators. The Company's digital video compression products utilize the open architecture MPEG-2 technology adopted by an international standards group, of which the Company is a founding member. MPEG-2 digital equipment allows headend, set-top and consumer electronics products and systems to operate together across networks and in the home.

        The Company's satellite products and systems include tracking and telemetry equipment, earth observation satellite ground stations, and intercept systems. The Company produces telemetry instruments, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object. The Company's long experience with advanced satellite tracking technologies has enabled it to offer a range of gateways, network management centers, transceivers and services for the emerging low earth orbiting (LEO) satellite communications markets. In addition, the Company has coupled LEO satellite communications with other wireless and terrestrial networks to offer two-way interactive solutions to the electric utility industry for load control and energy management.

        See the Consolidated Financial Statements included in this Form 10-K for the Company's annual sales, annual profits and total assets.

OTHER PRODUCTS AND SERVICES.

        The Company has consolidated most of its service functions into a single service organization, with its goal being to ensure effective post-sale service for customers using its products, whether such products are under warranty or no longer under warranty. This service organization offers a variety of maintenance and service contracts to companies using products manufactured or sold by the Company, in addition to providing systems integration, installation, and professional services. In April 1998, the Company announced the creation of a partially-owned subsidiary, Advanced Broadband System Services, Inc., which will provide a wide range of services to the cable industry, including turnkey installation services for customers such as Tele-Communications Inc. ("TCI").

MARKETING AND SALES

        The Company's products are sold primarily through its own sales personnel who work out of offices in metropolitan Atlanta and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and independent distributors. In addition to direct sales by the Company, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. The Company's management personnel are also actively involved in marketing and sales activities.

        The Company's international sales constituted 32% of the Company's total sales for fiscal year 1998 and 37% and 36% of total sales in fiscal years 1997 and 1996, respectively. Substantially all of these sales were export sales. Foreign subsidiary sales were not material for any of these three fiscal years. See Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K. Sales to Europe were 14% of total sales in fiscal 1998 and were 16% and 12% of total sales in fiscal 1997 and 1996, respectively.

        Sales to Time Warner, Inc. and its affiliates were 11% of the Company's total sales in fiscal 1998 and were 11% of total sales in fiscal 1997. Sales to MediaOne and its affiliates were 11% of the Company's total sales in fiscal 1998 and were less than 10% of total sales in fiscal 1997. No customer (or group of customers under common control) accounted for more than 10% of the Company's revenues in fiscal 1996.

BACKLOG

        The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of June 26, 1998, and June 27, 1997, was $486,144,000 and $483,463,000, respectively.

        The Company believes that approximately 90% of the backlog existing at June 26, 1998, will be shipped within the succeeding fiscal year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

PRODUCT RESEARCH AND DEVELOPMENT AND PATENTS

        The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1998, 1997 and 1996 were principally for development of commercial digital cable products and satellite network products. In fiscal 1998, 1997 and 1996, the Company's research and development expenses were approximately $111,546,000, $114,344,000, and $95,299,000, respectively.

        The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments.

MANUFACTURING

        The Company develops, designs, fabricates, manufactures, assembles or acquires its products. Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's analog set-tops and taps and passives hardware for the CATV industry are manufactured primarily by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company commenced its own manufacturing of set-top terminals in fiscal year 1995 in its new Juarez, Mexico facility. In fiscal year 1997, the Company completed a 124,000 square foot addition to its manufacturing facility in Juarez, Mexico. The Company manufactures a variety of products in its Juarez, Mexico facility, including a portion of its 8600x(TM) advanced analog set-tops. During fiscal year 1998, the Company launched the production of its

Explorer 2000 set-top in the Juarez, Mexico facility. As announced in August 1998, the Company, during the second fiscal quarter of 1999, is increasing its manufacturing capacity in Juarez, Mexico for the Explorer 2000 digital interactive set-top. Also, as the Company announced in June 1998, during the second quarter of fiscal 1999, it is transferring the RF amplifier product line to the Juarez, Mexico manufacturing facility from the Norcross, Georgia manufacturing facility. The transfer is expected to enable the Company to remain cost competitive in the markets for RF amplifiers. In the same June 1998 announcement, the Company disclosed its decisions to move (i) its cable headend manufacturing operation from its Vancouver, British Columbia facility to its Norcross, Georgia manufacturing facility, and (ii) its satellite services Network Operations Center (including the related research and development facility) from Melbourne, Florida to Norcross, Georgia.

MATERIALS AND SUPPLIES

        The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd and Zinwell Corporation, Taiwanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc. are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc., for any significant portion of the materials used in the products it manufactures or for the products it sells.

EMPLOYEES

        The Company employed approximately 5,736 regular full-time and part-time employees and approximately 467 additional workers employed through temporary employment agencies on June 26, 1998. The Company believes its employee relations are satisfactory.

COMPETITION

        The businesses in which the Company is engaged are highly competitive. The Company competes with companies which have substantially greater resources and a larger number of products, as well as with smaller specialized companies. Some of the Company's customers are in businesses closely related to the production of such products and are, therefore, potential competitors of the Company. The Company believes that its ability to compete successfully results from its marketing strategy, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by its sales personnel.

FORWARD-LOOKING INFORMATION

        This Form 10-K, the 1998 Annual Report, any Form 10-Q or any Form 8-K of the Company or any written or verbal statements made by representatives of the Company may include "forward-looking statements." Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

ITEM 2.PROPERTIES

        The Company owns and uses in its operations offices and manufacturing facilities in metropolitan Atlanta, Georgia; Naperville, Illinois and Juarez, Mexico, which comprise six sites containing a total of approximately 672,000 square feet.

        The Company also owns (i) approximately 130 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located, (ii) approximately 219 acres of land in Walton County, Georgia, held for possible future antenna test range expansion, and (iii) approximately 282 acres of land in Gwinnett County, Georgia, held for development of and expansion of a consolidated office site for the Company. The first phase of this consolidated office site is underway; a 300,000 square foot engineering and office facility is under construction at this consolidated office site and is expected to be ready for occupancy in the third quarter of fiscal 1999. The Company presently leases two buildings in San Diego County, California, neither of which is required for present operations, and both of which are under sublease to other tenants.

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

        The Company also leases laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Cupertino, California; Phoenix, Arizona; El Paso, Texas; Sonderborg, Denmark; Toronto, Ontario; Vancouver, British Columbia; Melbourne, Florida; Frankfurt, Germany; and Manchester, United Kingdom, and the Company leases sales and service offices in 28 domestic and foreign cities.

ITEM 3.LEGAL PROCEEDINGS

        The Company is not currently a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended June 26, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

        The following persons are the executive officers of the Company:

                             EXECUTIVE
   NAME                  AGE OFFICER SINCE PRESENT OFFICE
   ----                  --- ------------- --------------
   James F. McDonald      58     1993      President and Chief Executive
                                           Officer
   Conrad Wredberg, Jr.   57     1995      Senior Vice President and Chairman
                                           of Corporate Operating Committee
   Dwight B. Duke         46     1997      Senior Vice President; President,
                                           Transmission Network Systems; Member
                                           of Corporate Operating Committee
   William E. Eason, Jr.  55     1993      Senior Vice President, General
                                           Counsel and Corporate Secretary
   H. Allen Ecker         62     1979      Senior Vice President; President,
                                           Subscriber Networks; Chief Technical
                                           Officer; Member of Corporate
                                           Operating Committee
   Larry L. Enterline     45     1997      Senior Vice President, Worldwide
                                           Sales and Services
   Wallace G. Haislip     49     1998      Senior Vice President-Finance, Chief
                                           Financial Officer and Treasurer
   Brian C. Koenig        51     1988      Senior Vice President, Human
                                           Resources
   John H. Levergood      64     1992      Senior Vice President
   Raymond D. Lucas       60     1989      Senior Vice President; President,
                                           Satellite Communication Systems;
                                           Member of Corporate Operating
                                           Committee
   Stephen K. Necessary   42     1998      Vice President, Marketing
   Julian W. Eidson       58     1978      Vice President and Controller;
                                           Member of Corporate Operating
                                           Committee

        Each executive officer is elected annually and serves at the pleasure of the Board of Directors. Each executive officer, except Mr. Eidson, serves on the Corporate Management Committee of the Company.

        Mr. Wredberg joined the Company in 1995 and was elected to the position of Vice President in May 1995. In November 1995, Mr. Wredberg was elected as a Senior Vice President of the Company, and in January 1997, Mr. Wredberg was appointed Chairman of Corporate Operating Committee. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semi-conductors, from 1985 until 1995.

        Mr. Duke was elected Senior Vice President of the Company on April 27, 1998. From June 19, 1996 to April 27, 1998, he served as a Vice President of the Company. Prior to June 19, 1996, Mr. Duke was employed by the Company in a variety of management positions for more than five years.

        Mr. Eason was a partner at Paul, Hastings, Janofsky & Walker from 1989 to 1998. He became "Of Counsel" to the Firm in 1998. He has been Corporate Secretary of the Company since August 1993, and became

Senior Vice President and General Counsel in February 1994. Paul, Hastings, Janofsky & Walker performs legal services for the Company. Mr. Eason does not receive a salary from the Firm and has no interest in the Firm's earnings and profits.

        Mr. Enterline was elected Senior Vice President, Worldwide Sales and Services of the Company on February 23, 1997. From January 1996 through January 1997, Mr. Enterline was a consultant in the telecommunications industry, providing consulting services to companies such as the Company and Compression Labs, Inc. From 1989 through January 1996, Mr. Enterline was employed in a variety of management positions with the Company.

        Mr. Haislip was elected to the position of Senior Vice President-Finance, Chief Financial Officer and Treasurer on April 27, 1998. Prior to April 27, 1998, Mr. Haislip was employed by the Company in a variety of management positions for more than five years.

        Mr. Necessary was elected to the position of Vice President, Marketing on April 23, 1998. From October 1995 until April 1998, Mr. Necessary held a variety of management positions in the Company. Prior to joining the Company, Mr. Necessary served as President of ANTEC's Products Group from February 1991 to October 1995.

        All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

        The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 2, 1998, was 6,606.

        It has been the policy of the Company to retain a substantial portion of its earnings to finance the expansion of its business. In 1976 the Company commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by the Company. During fiscal years 1997 and 1998, the Company paid a $.015 dividend per share each quarter.

        Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1998 and 1997 is included in Note 7 of the Notes to Financial Statements included in this Report.

ITEM 6.SELECTED FINANCIAL DATA

        Selected Financial Data is set forth on page 28 of this Report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion of Consolidated Statement of Financial Position, of Consolidated Statement of Earnings, and of Consolidated Statement of Cash Flows are set forth on pages 13 and 14, 17 through 24, and 26 of this Report, respectively.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the information required for this Item 7A, see Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 11 through 42 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedule.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Report:

    (1) The consolidated financial statements listed below are included on pages 11 through 41 of this Report.

            Report of Independent Public Accountants.

            Consolidated Statement of Financial Position as of June 26, 1998 and June 27, 1997.

            Consolidated Statement of Earnings for each of the three years in the period ended June 26, 1998.

            Consolidated Statement of Cash Flows for each of the three years in the period ended June 26, 1998.

            Notes to Consolidated Financial Statements.

    (2)   Financial Statement Schedule:

                                                                       Page
                                                                       ----
        Schedule II Valuation and Qualifying Accounts for Each of the
                    Three Years in the Period ended June 26, 1998.      42

                  All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)Exhibits:

    (3) (a) The Composite Statement of Amended and Restated Articles of Incorporation of the Company is incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997.

     (b) The By-laws of the Company, as amended, are incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended December 26, 1997.

    (4) The following instrument defining the rights of security holders is incorporated by reference to the Company's Form 8-A
          Registration Statement filed on April 7, 1997:

     (a) Rights Agreement, dated as of February 23, 1997, between the Company and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate.

    (10)  Material Contracts:

     (a) The following material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended July 1, 1994:

                (i) Scientific-Atlanta, Inc. Supplemental Executive Retirement
                    Plan.*

                (ii) Form of Severance Protection Agreement between the
                     Company and Certain Officers and Key Employees.*

     (b) The following material contract is incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1995:

                (i) Credit Agreement, dated May 11, 1995, by and between the
                    Company and NationsBank of Georgia, National Association, for itself and as agent for other banks participating in the credit facility.

     (c) The following amendments to the Credit Agreement described in item (b) above are incorporated by reference to the Company's report on Form 10-K for its fiscal year ended June 28, 1996:

                (i) First Amendment, dated as of December 29, 1995, to the
                    Credit Agreement.

                (ii) Letter Amendment, dated as of April 5, 1996, to the
                     Credit Agreement.

                (iii) Second Amendment, dated as of June 28, 1996, to the
                      Credit Agreement.

     (d) The following material contracts are incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended September 27, 1996:

                (i) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as
                    amended and restated.*

                (ii) Scientific-Atlanta, Inc. 1992 Employee Stock Option Plan,
                     as amended and restated.*

     (e) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on December 27, 1996:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and James F. McDonald.*

     (f) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on March 11, 1997:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and Larry L. Enterline.*

     (g) The following amendment to the Credit Agreement described in item
         (b) above is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

                (i) Third Amendment, dated as of January 27, 1997, to the
                    Credit Agreement.

     (h) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997:

                (i) Letter Amendment, dated as of April 23, 1997, to the
                    Credit Agreement described in item (b) above.

                (ii) Credit and Investment Agreement, dated as of July 30,
                     1997, among the Company, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto.

                (iii) Lease Agreement, dated as of July 30, 1997, between
                      Wachovia Capital Markets, Inc. and the Company.

                (iv) Acquisition, Agency, Indemnity and Support Agreement
                     between the Company and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

                (v) Ground Lease, dated as of July 30, 1997, between the
                    Company and Wachovia Capital Markets, Inc.

                (vi) Scientific-Atlanta, Inc. Non-Employee Directors Stock
                     Option Plan, as amended.*

                (vii) Scientific-Atlanta, Inc. 1981 Incentive Stock Option
                      Plan, as amended.*

                (viii) 1985 Scientific-Atlanta Executive Deferred Compensation
                       Plan, as amended.*

                (ix) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option
                     Plan for Key Employees, as amended.*

     (i) Deferred Compensation Plan for Non-Employee Directors of
         Scientific-Atlanta, Inc., as amended and restated, is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended December 26, 1997.*

     (j) Scientific-Atlanta, Inc. Stock Plan for Non-Employee Directors, as amended and restated.*

     (k) Scientific-Atlanta Executive Deferred Compensation Plan, as amended.*

     (l) Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan, as amended and restated.*

     (m) Scientific-Atlanta, Inc. Annual Incentive Plan for Key Employees, as amended and restated.*

     (n) Scientific-Atlanta, Inc. Restoration Retirement Plan, as amended.*

     (o) Letter Amendment, dated as of April 24, 1998, to the Credit Agreement described in item (b) above.

     (p) The Rights Agreement included as Exhibit 4(a) above, which Agreement is hereby incorporated by reference.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Scientific-Atlanta, Inc.:

        We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 26, 1998 and June 27, 1997 and the related consolidated statements of earnings and cash flows for each of the three years in the period ended June 26, 1998 appearing on pages 15, 25, and 27, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 26, 1998 and June 27, 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1998 in conformity with generally accepted accounting principles.

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

Atlanta, Georgia
August 4, 1998

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

        Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 26, 1998 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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



/s/ James F. McDonald                   /s/ Wallace G. Haislip
---------------------------------       --------------------------------
James F. McDonald                       Wallace G. Haislip
President and Chief Executive Officer   Senior Vice President - Finance
                                        Chief Financial Officer and Treasurer

                      [This Page Intentionally Left Blank]

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION

Scientific-Atlanta had stockholders' equity of $632.0 million and cash and cash equivalents of $175.4 million at June 26, 1998. The current ratio of 2.8:1 at June 26, 1998 compared to 2.4:1 at June 27, 1997.

CASH AND CASH EQUIVALENTS at the end of 1998 were $175.4 million, up $68.2 million over last year. Cash generated from earnings, reductions in inventory levels, the sale of two businesses and the issuance of stock exceeded expenditures for equipment, expansion of manufacturing capacity and increases in accounts receivable days sales outstanding in the fourth quarter of fiscal 1998 as compared to the prior year. Ending working capital, excluding cash and marketable securities, was $186.5 million, or
   15.8 percent of sales, as compared to $240.2 million or 20.6 percent of sales in the prior year.

MARKETABLE SECURITIES of $95.9 million consist of investments in common stock and are reported at market value. During fiscal 1998, the Company recorded a net unrealized gain on $93.8 million in other income from the adjustment of these investments from cost to the market value.

  Recently, equity markets throughout the world have experienced significant volatility. Marketable securities with a market value of $95.9 million at June 26, 1998 have increased in value to $101.0 million at September 14, 1998. Management is not currently able to estimate the amount to be realized from the ultimate sale of these marketable securities.

RECEIVABLES were $254.4 million at year-end, compared to $238.2 million at the prior fiscal year-end. Average days sales outstanding were 75 in fiscal 1998, approximately the same as the prior year. The allowance for doubtful accounts of $10.1 million increased $5.9 million due to a one-time provision of $5.9 million for receivables from customers in the Asia Pacific region which is currently experiencing currency and other economic crises.

INVENTORY turnover was 4.3 times in 1998, compared to 4.1 in the prior year.
   The improvement in inventory turnover was due to lower average inventory balances in 1998 as compared to 1997 reflecting management's effort to improve working capital by reducing inventory levels. In addition, the Company recorded a one-time provision of $26.4 million related to the restructuring and consolidation of certain satellite business units and worldwide manufacturing operations. See Management's Discussion of Consolidated Statement of Earnings.

CURRENT DEFERRED INCOME TAXES decreased $13.3 million due to mark-to-market net gain on marketable securities which is not taxable until the gain is realized which was partially offset by increases in non-deductible reserves.

OTHER CURRENT ASSETS of $13.1 million include prepaid taxes, other than income taxes, license fees, land held for sale, prepaid software maintenance fees and other miscellaneous prepaid expenses.

NET PROPERTY, PLANT AND EQUIPMENT decreased $6.4 million in 1998 due primarily to the sale of the interdiction and microwave businesses and disposals related to the restructuring and consolidation of worldwide manufacturing operations. Capital additions of $40.6 million included expenditures for equipment, and expansion of manufacturing capacity, primarily in Juarez, Mexico.

COST IN EXCESS OF NET ASSETS ACQUIRED decreased $2.4 million in 1998, from the amortization of the cost of businesses acquired in prior years and the write-off of costs associated with purchased technology in the satellite businesses which will no longer be utilized as a result of the restructuring and consolidation of certain satellite business units in fiscal 1998. See Management's Discussion of Consolidated Statement of Earnings.

OTHER ASSETS, which include license fees, investments, intellectual property, capitalized software development costs, cash surrender

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF FINANCIAL POSITION (CONTINUED)

   value of company-owned life insurance and various prepaid expenses, increased $6.0 million in 1998 due primarily to capitalized software development costs and additional investments. See Notes 1 and 2.

TOTAL BORROWINGS at year-end amounted to $1.7 million, $0.9 million lower than the prior year. The borrowings include industrial development bonds and financing for equipment. Details of borrowings are shown in Note 8.

ACCOUNTS PAYABLE were $103.6 million at year-end, down from $123.7 million last year. The decrease reflects lower inventory levels at the end of fiscal 1998 as compared to the prior year. Days in accounts payable of 48 in fiscal 1998 was approximately the same as fiscal 1997.

ACCRUED LIABILITIES of $139.0 million include accruals for restructuring and consolidation of manufacturing operations, compensation, warranty and service, customer down-payments, royalties and taxes, excluding income taxes. The increase in the accruals is due primarily to provisions relating to restructuring and the consolidation of manufacturing operations and certain satellite business units and other one-time charges. See Management's Discussion of Consolidated Statement of Earnings and Notes 4 and 9 for additional information.

OTHER LIABILITIES of $48.5 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 10 for details.

STOCKHOLDERS' EQUITY was $632.0 million at the end of 1998, up $99.3 million over the prior year. Net earnings of $80.8 million and $30.7 million from the issuance of common stock pursuant to employee benefit plans were partially offset by dividend payments of $4.7 million and the repurchase of 500,000 shares of the Company's stock for $7.5 million. See Note 19 for details.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              In Thousands
                                                            ------------------
                                                              1998      1997
-------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                              $175,392  $107,143
     Marketable securities                                    95,947       --
     Receivables, less allowance for doubtful accounts of
      $10,052,000 in 1998 and $4,202,000 in 1997             254,419   238,179
     Inventories                                             159,545   209,570
     Deferred income taxes                                    18,062    31,323
     Other current assets                                     13,133    10,886
                                                            --------  --------
      TOTAL CURRENT ASSETS                                   716,498   597,101
                                                            --------  --------
   PROPERTY, PLANT, AND EQUIPMENT, AT COST
     Land and improvements                                    20,621    19,854
     Buildings and improvements                               37,316    32,229
     Machinery and equipment                                 193,894   206,760
                                                            --------  --------
                                                             251,831   258,843
     Less - accumulated depreciation and amortization         91,804    92,423
                                                            --------  --------
                                                             160,027   166,420
                                                            --------  --------
   COST IN EXCESS OF NET ASSETS ACQUIRED                       8,825    11,263
                                                            --------  --------
   OTHER ASSETS                                               54,792    48,831
                                                            --------  --------
   TOTAL ASSETS                                             $940,142  $823,615
                                                            ========  ========
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Current maturities of long-term debt                   $    726  $    842
     Accounts payable                                        103,629   123,675
     Accrued liabilities                                     139,011   111,737
     Income taxes currently payable                           15,302    13,507
                                                            --------  --------
      TOTAL CURRENT LIABILITIES                              258,668   249,761
                                                            --------  --------
   LONG-TERM DEBT, less current maturities                       983     1,810
                                                            --------  --------
   OTHER LIABILITIES                                          48,495    39,394
                                                            --------  --------
   COMMITMENTS AND CONTINGENCIES (NOTE 15)
   STOCKHOLDERS' EQUITY
     Preferred stock, authorized 50,000,000 shares; no
      shares issued                                              --        --
     Common stock, $0.50 par value, authorized 350,000,000
      shares, issued 79,207,004 shares in 1998 and
      77,995,475 shares in 1997                               39,604    38,998
     Additional paid-in capital                              195,446   171,857
     Retained earnings                                       399,678   323,608
     Accumulated translation adjustments                        (204)     (186)
                                                            --------  --------
                                                             634,524   534,277
     Less - Treasury stock, at cost (122,418 shares in 1998
      and 113,000 shares in 1997)                              2,528     1,627
                                                            --------  --------
                                                             631,996   532,650
                                                            --------  --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $940,142  $823,615
                                                            ========  ========
-------------------------------------------------------------------------------

See accompanying notes.

                      [This Page Intentionally Left Blank]

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF EARNINGS

The Consolidated Statement of Earnings summarizes Scientific-Atlanta's operating performance over the last three years, during which time the Company has accelerated development of new products, particularly the development, deployment, production and qualification of the Company's interactive digital networks at customer sites in North America, and continued its expansion into international markets.

EARNINGS FROM CONTINUING OPERATIONS in 1998 were $80.8 million, or $1.02 per share as compared to $60.6 million, or $0.78 per share, in 1997. The Company's 1998 results contain several significant and non-recurring items. First, during the fourth quarter of 1998, the Company announced that it would implement a restructuring and consolidation of worldwide manufacturing operations to achieve reduced costs, improved efficiencies and better customer service. Production of the RF (radio frequency) amplifier is expected to be transferred from Norcross, Georgia to the Company's high volume, low cost manufacturing facility in Juarez, Mexico by October 1998. The Norcross manufacturing facility is expected to focus on medium-to-low-volume products requiring close engineering support. The production of cable headend equipment is planned to be consolidated in Norcross from Vancouver, British Columbia. This move is designed to improve efficiency and to more effectively manage the transition of analog to digital headend products. The Melbourne, Florida satellite services Network Operations Center (NOC) and research and development facility is scheduled to be relocated to Norcross. The Company's European headquarters has been moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters have been transferred from Hong Kong to Singapore. The Company's Satellite Networks and Communications and Tracking Systems business units are being combined to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services. As a result of the above, the Company recorded $76.2 million of restructuring and other one-time pre-tax charges in the fourth quarter of fiscal 1998. These charges include the impairment of assets, such as excess inventory related to the consolidation of manufacturing operations and the discontinuance of certain product models, costs to relocate production and the NOC, losses on contracts, costs to abandon facilities, charges to establish an allowance for doubtful accounts receivable from customers in the Asia Pacific region which is currently experiencing currency and other economic crises and environmental issues. The Company charged $33.6 million to cost of sales, $5.9 million to selling and administrative expenses, $23.4 million to restructuring expense and $13.3 million to other expense. The Company also recorded a one-time pre-tax gain of $94.0 million to adjust its investment in Broadcom Corporation to market value. Net earnings excluding these one-time special items were $68.5 million, or $0.87 per share. Earnings from continuing operations in 1997 were $60.6 million, as compared to $7.2 million in 1996. Earnings from continuing operations in 1996 included one-time, after-tax charges of $19.5 million for the resolution of an arbitration proceeding and $9.9 million for the write-off of purchased in-process technology. Higher sales volume and improved gross margins, which were the primary factors in the year-to-year increase, were offset partially by increased sales and administrative expenses and research and development expenses.

SALES of $1,181.4 million increased slightly over the prior year. Higher domestic sales volume of subscriber products, particularly advanced analog set-tops, and of transmission products, were offset by significant declines in sales to customers in the Asia Pacific and Europe regions. The weak Asian economy continued to negatively impact bookings and sales, and the Company does not anticipate that these conditions will improve significantly in the near term. Europe was impacted by a slow down in the U.K. In addition, a large customer in Europe decided to re-evaluate its cable strategy, which had the impact of halting orders. Sales in 1998 of satellite systems also declined as compared to 1997.

   During the fourth quarter of fiscal 1998, the Company began the rollout of advanced two-way digital cable systems which are real-time, interactive digital networks capable of advanced services such as video-on-demand, e-mail and Internet browsing, once such services are available. The Company plans to double the production capacity of its Explorer(R) 2000 digital set-tops in Juarez to one million units annually beginning in October 1998. The Company anticipates that sales of the Company's new digital products will have some negative impact on sales of analog set-tops.

   Sales of set-tops constituted approximately 34 percent of the Company's total sales in 1998, and approximately 30 percent and 27 percent of such sales in 1997 and 1996, respectively. Sales of RF products were approximately 18 percent of the Company's total sales in 1998, and approximately 19 percent and 21 percent of such sales in 1997 and 1996, respectively. International sales were 32 percent of total sales in 1998, as compared to 37 percent and 36 percent of such sales in 1997 and 1996, respectively.

   Sales of $1,168.2 million in 1997 increased 11 percent over the prior year. Higher domestic sales volume of subscriber products, particularly advanced analog set-tops, was the major contributor to the increase. Sales volume of distribution equipment, primarily RF products, also contributed to the increase. Sales in 1997 of satellite systems increased slightly over the prior year driven by sales of the Company's recently introduced PowerVu(TM) digital video systems. Sales volume of video game adapters declined as compared to the prior year.

COST OF SALES as a percent of sales increased 2.7 percentage points in 1998.
   Cost of sales in 1998 included one-time charges of $33.6 million for excess inventory related to the consolidation of manufacturing operations, the combination of the Satellite Networks and Communications and Tracking Systems business units, the discontinuance of certain models of products, estimated losses on a contract and other miscellaneous charges related to the restructuring and consolidation of worldwide manufacturing operations. Excluding these charges, cost of sales as a percent of sales decreased 0.1 percentage point from 1997. The improvement of 0.1 percentage point reflects the continuing benefit from manufacturing in Juarez, negotiated procurement savings and improved yen exchange rates offset in part by lower volume of sales in the Asia Pacific region, which generally have higher margins than some other geographic regions, and margin decreases in distribution equipment from market pressures.

   Cost of sales as a percent of sales in 1997 decreased 3.4 percentage points from 1996. Improved margins reflect the impact of internal programs to improve quality and reduce cost, the ramp-up of the Juarez manufacturing facility, and favorable exchange rates on Japanese yen compared to the prior year. Favorable margin improvements were offset partially by increased volumes of certain subscriber products which have lower margins than some of the Company's other products.

   The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc. are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The

   Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc., for any significant portion of the materials used in the products it manufactures or for the products it sells.

   Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the Company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of twelve months. See Note 1.

SALES AND ADMINISTRATIVE EXPENSES of $165.6 million in 1998 were $5.0 million higher than 1997. Sales and administrative expenses in 1998 include a one-time charge of $5.9 million to establish an allowance for doubtful accounts receivables from customers in the Asia Pacific region which is currently experiencing currency and other economic crises. Excluding this one-time charge, expenses were flat as compared to the prior year and remained at approximately 14 percent of sales. The Company is continuing to invest in opportunities to expand into international markets and introduce new products.

   Sales and administrative expenses of $160.6 million in 1997 increased $22.3 million over the prior year. Increased selling expenses reflect costs associated with higher sales volumes, ongoing investments to support expansion into international markets, particularly in the Latin American region, and to support the introduction of new products. Administrative expenses increased as higher consulting fees, administrative expenses of ATx Telecom Systems Inc. (ATx) acquired in June 1996 and Arcodan A/S acquired in February 1997, and other miscellaneous items more than offset cost reductions from internal processes and systems improvements. ATx was merged into the Company on June 26, 1998.

RESEARCH AND DEVELOPMENT EXPENSES were $111.5 million in 1998. Research and development efforts in 1998 were focused on the development of two-way, real-time interactive digital networks and set-tops and related software and the Prisma(TM) Digital Transport product and enhancements to the 8600x set-tops to include features such as e-mail over television and Web browsing. The Company previously announced that it planned to have production quantities of the Prisma Digital Transport product available in the first quarter of fiscal 1999, but the availability of such production quantities will be delayed until the second quarter of fiscal 1999. The Company continues to invest in research and development programs to support existing products and new product initiatives.

   Certain software development costs are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

   The Company capitalized $2.2 million and $2.0 million of software development costs in 1998 and 1997, respectively. Capitalization will cease when the products are available for general release to customers. Software development costs were not material and, therefore, were not capitalized in 1996.

   The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. At June 26, 1998 and June 27, 1997, the Company had capitalized $11.2 million and $6.0 million, respectively, of such non-recurring engineering costs. During 1998, the Company recognized revenue on certain of these orders and, accordingly, charged $1.3 million to cost of sales. No such revenue was recognized in 1997. There were no material non-recurring engineering costs capitalized at June 28, 1996.

   The Company periodically evaluates the strategic direction of the Company including an assessment of the markets the Company serves and alternative methods of generating revenues from its investments in research and development programs, such as licensing of software and hardware technology.

   Research and development expenses of $114.0 million in 1997 increased $19.0 million over 1996, reflecting the Company's investment in research and development programs to support existing products and new product initiatives such as high speed cable data modems, cable telephony products, interactive set-tops and home automation products for the utility industry. In fiscal 1998, the Company discontinued its research and development efforts related to cable telephony products and a stand alone two-way RF modem because the markets for cable telephony products and two-way stand alone modems had not developed as quickly as the Company previously anticipated. A two-way modem solution is currently included in one of the Company's digital set-top product offerings.

RESTRUCTURING CHARGES of $23.4 million were recorded in the fourth quarter of fiscal 1998. The charges include $10.2 million and $3.2 million for fixed assets to be abandoned and expenses related to the cancellation of leases, respectively, as a result of the consolidation of operations, $5.2 million for severance and out placement costs, and $4.8 million for the impairment of certain assets and other miscellaneous expenses.

PURCHASED IN-PROCESS TECHNOLOGY was $14.6 million in 1996. In connection with the acquisition of ATx on June 28, 1996, the Company recorded a pre-tax charge of $14.6 million for purchased in-process technology which had not yet reached technological feasibility and had no alternative future use.

INTEREST EXPENSE was $0.5 million, $0.5 million, and $0.7 million in 1998, 1997, and 1996, respectively. The year-to-year decrease in 1997 as compared to 1996 reflects lower average working capital borrowings by foreign subsidiaries.

INTEREST INCOME was $6.0 million, an increase of $2.0 million over the prior year, reflecting higher average cash balances in fiscal 1998.

OTHER INCOME of $79.9 million in 1998 included a $93.8 million net gain from the mark-to-market adjustment of marketable securities of which $94.0 million related to the Company's investment in Broadcom Corporation, a $9.1 million gain from the sale of certain assets of the interdiction business, a loss of $9.0 million from the discontinuance of research and development efforts related to the Company's CoAxiom(R) telephony products, $6.2 million for estimated losses on the resale of used equipment, $5.5 million for expenses and the potential settlement of environmental issues and other miscellaneous items.

   During the quarter ended March 27, 1998, the Company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19.0 million in cash, Blonder Tongue stock valued at $1.0 million and an option to acquire additional shares of Blonder Tongue stock. The Company recorded a pre-tax gain of $9.1 million related to this sale. At June 26, 1998, the Company had a reserve of approximately $5.5 million for research and development commitments, transition services, potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

   During fiscal 1997, the Company, with consent of its product development partner, Siemens, decided to decrease its research and development efforts related to CoAxiom telephony products because the markets for these products had not developed as quickly as the company previously anticipated. During the quarter ended March 27, 1998, the Company decided to discontinue its efforts to develop CoAxiom systems and recorded a pre-tax charge of approximately $9.0 million. The charge included reserves for the disposal of inventory and fixed assets which were associated with the development of CoAxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. Although the Company discontinued development of CoAxiom telephony products, the Company will continue to develop applications and technology for telephony on cable using IP telephony which will be used in the Company's networks and Explorer 2000 digital interactive set-tops.

   During the quarter ended March 28, 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies and recorded a charge of $5.5 million to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. Accordingly, the estimated loss on the sale of the microwave and mobile businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin.

   During the quarter ended December 26, 1997, the Company sold the majority of the net assets of the microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction.

   After recording the $5.5 million charge discussed above, at June 26, 1998, the Company had a remaining reserve of approximately $4.8 million to adjust the carrying amount of the net assets of the mobile business unit, which has been discontinued, and to provide for estimated indemnifications to the purchaser of the microwave business unit, potential losses on contracts of the microwave business which were retained by the Company, severance, closing costs and other miscellaneous expenses related to the sale of the microwave business unit.

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

THE PROVISION FOR INCOME TAXES was 30 percent of pre-tax earnings in 1998 and 32 percent of pre-tax earnings in 1997 and 1996. The lower effective income tax rate in fiscal 1998 as compared to fiscal 1997 and 1996, is due to benefits from the Company's foreign sales corporation (FSC) and a decrease in foreign earnings taxed at a higher rate. Details of the provision for income taxes are discussed in Note 11.

GAIN ON SALE OF DISCONTINUED OPERATIONS was $3.4 million in 1997 compared to losses of

   $13.2 million in 1996. Losses in 1996 included losses from discontinued operations of $1.0 million, net of a tax benefit of $0.5 million, and a one-time, after-tax charge of $12.2 million, net of a tax benefit of $5.7 million, for the estimated loss on the sale of discontinued operations which was recorded in the quarter ended September 29, 1995, when the Company decided to discontinue its defense-related businesses in San Diego, California. Details of the discontinued operations are discussed in Note 6.

NET EARNINGS of $80.8 million in 1998 included after-tax restructuring and other one-time charges of $53.4 million and an after-tax net gain of $65.6 million from the mark-to-market adjustment of marketable securities.

   In 1997, net earnings of $64.0 million, which included an after-tax gain of $3.4 million from the sale of discontinued operations, compared to a net loss of $6.0 million in 1996. The net loss in 1996 included after-tax charges of $9.9 million for purchased in-process technology, $19.5 million for damages, legal and arbitration expenses and $13.2 million from discontinued operations.

EARNINGS PER SHARE of $1.02 in 1998 compares with earnings per share of $0.82 in 1997 and with a loss per share of $0.08 in 1996. Diluted shares outstanding increased slightly to 80.0 million in 1998 from 78.4 million in 1997 and 76.7 million in 1996.

YEAR 2000 issues are being addressed by the Company. The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

   The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the Company believes such IT systems will be Year 2000 capable in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the Company. The Company has identified only two IT systems (E-mail and electronic calendar) that must be replaced due to Year 2000 concerns, and the Company already had plans to replace these IT system with one system providing increased functionality.

   The Company has evaluated its critical equipment and critical systems that contain embedded software, such as microcontrollers ("Non-IT systems"), and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 Compliance problems.

   The Company plans to test its IT systems and Non-IT systems, commencing in the first calendar quarter of 1999.

   Certain products currently sold by the Company contain computer programs that perform date functions or date calculations. The Company has evaluated most of its products and is continuing to evaluate its other products, and, based on its investigation to date, the Company believes that the products it currently sells (except the System Manager product currently being sold with the recently-developed System Release 4.5 software) are Year 2000 compliant, provided that they have been upgraded to include all recommended engineering changes. However, the Company's products are often used by its customers in systems that contain third party products or products supplied by the

   Company in prior years, such as the System Manager products. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products or historical Company-supplied products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure. Certain products that the Company no longer offers for sale are not Year 2000 compliant, and the Company has no plans to upgrade them. However, the Company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 software which is currently in the final stages of development. Such System Release
   4.6 software is expected to remedy the Year 2000 problems of System Manager products historically sold by the Company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. A customer's failure to upgrade its System Manager products to System Release 4.6 software may result in such customer having critical Year 2000 problems. Under certain limited circumstances, the Company may incur expense to remedy such customer's critical Year 2000 failure.

   The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to send hard copies of "Schedules of Ordered Products and Delivery Dates" to its major customers, commencing in the third calendar quarter of 1999. Such Schedules should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

   The Company estimates that, through August 31, 1998, it has spent $200,000 to remediate Year 2000 issues in its IT systems, and the Company estimates that it will spend an additional $500,000 to remediate Year 2000 issues in its IT systems. Additionally, the Company is accelerating into fiscal 1999 the planned replacement of its E-mail software and electronic calendar software because such software has Year 2000 problems. The cost of the replacement software, including installation and training related thereto, is estimated to be $1.8 million. For the development and deployment of System Release 4.6 software to remedy Year 2000 problems of System Manager products sold by the Company, the Company has spent, through August 30, 1998, $1,238,000 and estimates it will spend an additional $1,729,000 to complete such software development and deployment. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to IT's Year 2000 efforts.

   The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the Company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer and the Chairman of the Corporate Operating Committee) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and
   (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is in process and many of the tasks described in subparagraphs (b) and (c) above have been completed; Phase II is expected to be completed in the fourth calendar quarter of 1998. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III should be completed in the first calendar quarter of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

   The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems, critical Non-IT systems, or products sold by the Company (including any delay in the deployment of System Releases 4.5 and 4.6) could have a material adverse effect on the Company's financial condition or results of operations. As widely publicized, Year 2000 Compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the Company, some of which could be material.

   Many of the Company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above. The Company is relying on the investigations and statements of many employees, consultants and third parties in making the above forward-looking statements and such investigations or statements may not be accurate. For further risks and uncertainties related to these forward-looking statements, see Exhibit 99 to this Form 10-K.

CONSOLIDATED STATEMENT OF EARNINGS

 (In Thousands, Except Per Share Data)        1998        1997        1996
------------------------------------------------------------------------------
SALES                                      $1,181,404  $1,168,245  $1,047,901
------------------------------------------------------------------------------
COSTS AND EXPENSES
------------------------------------------------------------------------------
 Cost of sales                                850,738     809,081     761,876
 Sales and administrative                     165,639     160,613     138,362
 Research and development                     111,546     114,344      95,299
 Restructuring                                 23,412         --          --
 Purchased in-process technology                  --          --       14,583
 Interest expense                                 476         484         672
 Interest income                               (5,963)     (3,943)     (1,818)
 Other (income) expense, net                  (79,863)     (1,513)     28,374
------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                    1,065,985   1,079,066   1,037,348
------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                      115,419      89,179      10,553
------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                     34,626      28,537       3,377
------------------------------------------------------------------------------
EARNINGS BEFORE DISCONTINUED OPERATIONS        80,793      60,642       7,176
------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS, NET OF
 TAX                                              --          --       (1,038)
------------------------------------------------------------------------------
GAIN (LOSS) ON SALE OF DISCONTINUED
 OPERATIONS, NET OF TAX                           --        3,400     (12,172)
------------------------------------------------------------------------------
NET EARNINGS (LOSS)                        $   80,793  $   64,042  $   (6,034)
------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE BEFORE
 DISCONTINUED OPERATIONS
------------------------------------------------------------------------------
 Basic                                     $     1.03  $     0.78  $     0.09
 Diluted                                   $     1.02  $     0.78  $     0.09
------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING
------------------------------------------------------------------------------
 Basic                                         78,692      78,198      76,666
------------------------------------------------------------------------------
 Diluted                                       80,003      78,383      76,666
------------------------------------------------------------------------------

See accompanying notes.

MANAGEMENT'S DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

The Statement of Cash Flows summarizes the main sources of Scientific-
   Atlanta's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

CASH AND CASH EQUIVALENTS at the end of 1998 were $175.4 million, up $68.2 million from the end of 1997 due to improved earnings, working capital management, and proceeds from the sale of the interdiction and microwave businesses and the issuance of common stock.

   The Company has a $300 million senior credit facility available that provides for unsecured borrowings up to $150 million which expires May 1999 and up to $150 million which expires May 2003. There were no outstanding borrowings under this facility at June 26, 1998 or June 27, 1997. The Company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

   During the first quarter of fiscal 1998, the Company secured a $38.0 million commitment under a long-term operating lease for the consolidation of certain operations and future expansion. The initial lease term will be seven years with the option to extend the lease for an additional 15 years in 5 year increments.

CASH PROVIDED BY OPERATING ACTIVITIES was $80.3 million for 1998, compared to
   $125.1 million for 1997. Cash provided by earnings and reductions in inventory levels were offset partially by increases in accounts receivable as compared to the prior year. See Management's Discussion of the Statement of Financial Position for details of this performance.

   In 1997, cash provided by earnings, accounts receivable collections and reductions in inventory levels was partially offset by decreases in payables and other liabilities and increases in other assets.

CASH USED BY INVESTING ACTIVITIES of $14.8 million in 1998 included expenditures for equipment, expansion of manufacturing capacity, primarily in Juarez, Mexico, and other investing activities. Sources of cash included proceeds from the sales of the interdiction and microwave businesses. See
   Note 2 for additional discussion of investing activities.

   Cash used by investing activities in 1997 included expenditures for equipment, the expansion of manufacturing capacity, the acquisition of Arcodan and other investing activities. Sources of cash from investing activities included proceeds from the sale of defense-related businesses discontinued in 1996 and the sale of land and a building not required for current operations.

   In 1996, cash used by investing activities included expenditures for equipment, expansion of manufacturing capacity, the purchase of land for future expansion, the acquisition of ATx and other investing activities.

CASH PROVIDED BY FINANCING ACTIVITIES was $2.8 million in 1998. Financing activities included the repurchase of 500,000 shares of the Company's common stock for $7.5 million, dividend payments of $4.7 million and net debt payments of $0.9 million. The Company reissues these shares under the Company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements. The issuance of stock pursuant to these plans generated cash of $16.0 million.

   Financing activities in 1997 included dividend payments of $4.6 million, the repurchase of 225,000 shares of the Company's common stock for $3.0 million and net debt payments of $2.0 million. The issuance of stock pursuant to stock option and employee benefit plans generated cash of $6.6 million.

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

PowerVu, Prisma and 8600/x/ are trademarks of Scientific-Atlanta, Inc. CoAxiom and Explorer are registered trademarks of Scientific-Atlanta, Inc. All other brands and trademarks are the marks of their respective owners.

CONSOLIDATED STATEMENT OF CASH FLOWS


   (In Thousands)                                  1998      1997      1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES:
---------------------
  NET EARNINGS FROM CONTINUING OPERATIONS        $ 80,793  $ 60,642  $  7,176
   Adjustments to reconcile net earnings from
    continuing operations to net cash provided
    by operating activities:
    Unrealized gains on marketable securities,
     net                                          (93,764)      --        --
    Depreciation and amortization                  48,260    43,151    36,597
    Purchased in-process technology                   --        --     14,583
    Compensation related to stock benefit plans     9,680     6,600     6,193
    Provision for losses on accounts receivable     6,231       391       324
    (Gain) loss on sale of property, plant and
     equipment                                      4,297    (4,965)   (2,123)
    Gain on sale of business                       (6,356)      --        --
    (Earnings) losses of partnerships                  20      (393)      103
   Changes in operating assets and liabilities:
    Receivables                                   (27,748)   20,028   (21,810)
    Inventories                                    42,753    11,371    29,370
    Deferred income taxes                          13,261    17,686   (15,308)
    Accounts payable and accrued liabilities        3,124    (7,676)  (27,546)
    Other assets                                  (14,228)  (10,690)   (4,900)
    Other liabilities                              13,891   (10,144)   21,450
    Net effect of exchange rate fluctuations           50      (899)       35
                                                 --------  --------  --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        80,264   125,102    44,144
                                                 --------  --------  --------
INVESTING ACTIVITIES:
---------------------
   Purchases of property, plant and equipment     (40,643)  (53,076)  (60,812)
   Acquisition of businesses, net of cash
    acquired                                          --    (11,237)  (24,336)
   Payment for businesses purchased                   --        --     (1,721)
   Purchase of land held for resale                   --        --     (5,085)
   Proceeds from the sale of property, plant and
    equipment                                         308    13,183     2,358
   Proceeds from the sale of businesses            27,059       --        --
   Proceeds from the sale of discontinued
    operations                                        --     18,858       --
   (Increase) decrease in net assets of
    discontinued operations                           --     (2,264)    1,505
   Proceeds from the sale of investments              --        500       --
   Other investments                               (1,564)   (1,875)   (2,600)
                                                 --------  --------  --------
  NET CASH USED BY INVESTING ACTIVITIES           (14,840)  (35,911)  (90,691)
                                                 --------  --------  --------
FINANCING ACTIVITIES:
---------------------
   Net short-term borrowings (payments)               --     (1,600)      214
   Principal payments on long-term debt              (943)     (400)     (373)
   Dividends paid                                  (4,723)   (4,640)   (4,600)
   Issuance of stock                               16,002     6,635     4,336
   Treasury shares acquired                        (7,511)   (2,973)  (12,411)
                                                 --------  --------  --------
  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                       2,825    (2,978)  (12,834)
                                                 --------  --------  --------
  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     68,249    86,213   (59,381)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  107,143    20,930    80,311
                                                 --------  --------  --------
  CASH AND CASH EQUIVALENTS AT END OF YEAR       $175,392  $107,143  $ 20,930
                                                 ========  ========  ========

See accompanying notes.

SELECTED FINANCIAL DATA

 (Dollars in Thousands,
 Except Per Share Data)      1998        1997        1996        1995       1994
-----------------------------------------------------------------------------------
SALES                     $1,181,404  $1,168,245  $1,047,901  $1,118,057  $755,923
-----------------------------------------------------------------------------------
 Cost of Sales               850,738     809,081     761,876     802,216   525,955
 Sales and
  Administrative Expense     165,639     160,613     138,362     140,082   107,233
 Research and
  Development Expense        111,546     114,344      95,299      82,378    58,542
 Restructuring Expense        23,412         --          --          --        --
 Purchased In-Process
  Technology                     --          --       14,583         --        --
 Interest Expense                476         484         672         775     1,066
 Interest Income              (5,963)     (3,943)     (1,818)     (2,837)   (3,151)
 Other (Income) Expense,
  Net                        (79,863)     (1,513)     28,374      (1,566)   17,449
-----------------------------------------------------------------------------------
EARNINGS BEFORE INCOME
 TAXES AND DISCONTINUED
 OPERATIONS                  115,419      89,179      10,553      97,009    48,829
-----------------------------------------------------------------------------------
PROVISION FOR INCOME
 TAXES                        34,626      28,537       3,377      31,042    15,624
-----------------------------------------------------------------------------------
EARNINGS BEFORE
 DISCONTINUED OPERATIONS      80,793      60,642       7,176      65,967    33,205
-----------------------------------------------------------------------------------
EARNINGS (LOSS) FROM
 DISCONTINUED
 OPERATIONS, NET OF TAX          --        3,400     (13,210)     (2,427)    1,817
-----------------------------------------------------------------------------------
NET EARNINGS (LOSS)       $   80,793  $   64,042  $   (6,034) $   63,540  $ 35,022
-----------------------------------------------------------------------------------
DILUTED EARNINGS PER
 SHARE BEFORE
 DISCONTINUED OPERATIONS  $     1.02  $     0.78  $     0.09  $     0.86  $   0.44
-----------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS)
 PER SHARE                $     1.02  $     0.82  $    (0.08) $     0.83  $   0.46
-----------------------------------------------------------------------------------
CASH DIVIDENDS PAID PER
 SHARE                    $     0.06  $     0.06  $     0.06  $     0.06  $   0.06
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
WORKING CAPITAL           $  457,830  $  347,340  $  301,054  $  339,665  $302,771
-----------------------------------------------------------------------------------
TOTAL ASSETS              $  940,142  $  823,615  $  763,322  $  785,264  $640,219
-----------------------------------------------------------------------------------
 Short-Term Debt and
  Current Maturities      $      726  $      842  $    1,600  $    1,386  $  6,487
 Long-Term Debt                  983       1,810         400         773     1,088
 Stockholders' Equity        631,996     532,650     463,652     474,189   395,646
-----------------------------------------------------------------------------------
TOTAL CAPITAL INVESTED    $  633,705  $  535,302  $  465,652  $  476,348  $403,221
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
GROSS MARGIN % TO SALES         28.0%       30.7%       27.3%       28.2%     30.4%
-----------------------------------------------------------------------------------
RETURN ON SALES BEFORE
 DISCONTINUED OPERATIONS         6.8%        5.2%        0.7%        5.9%      4.4%
-----------------------------------------------------------------------------------
RETURN ON AVERAGE
 STOCKHOLDERS' EQUITY           13.9%       13.0%      (1.3)%       14.7%      9.5%
-----------------------------------------------------------------------------------
EFFECTIVE TAX RATE                30%         32%         32%         32%       32%
-----------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BUSINESS
Scientific-Atlanta, Inc. (the "Company") provides its customers with the products and services they need to develop the advanced communications networks that deliver voice, data and video. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

The Company operates primarily in one business segment, Communications, providing communications networks to a range of customers for a variety of applications, and providing network management and systems integration for those networks. This segment represents over 90 percent of consolidated sales, operating profit and identifiable assets.

The Company's products are sold primarily through its own sales personnel who work out of offices in Norcross and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and distributors. In addition to direct sales by the Company, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives.

The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc. are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and SGS-Thomson Microelectronics, Inc., for any significant portion of the materials used in the products it manufactures or for the products it sells.

FISCAL YEAR-END
The Company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:

     1998:  June 26, 1998
     1997:  June 27, 1997
     1996:  June 28, 1996

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of all material intercompany accounts and transactions.

USE OF ESTIMATES
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The estimates made by management primarily relate to receivable and inventory reserves, estimated costs to complete long-term contracts and certain accrued liabilities, principally relating to warranty and service provisions and restructuring reserves, compensation, claims, litigation and taxes.

FOREIGN CURRENCY TRANSLATION
The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of stockholders' equity and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income.

FOREIGN EXCHANGE CONTRACTS
The Company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose the Company to inventory pricing or asset devaluation risk and the related contract must reduce that exposure and be designated by the Company as a hedge. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The Company's foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, the Company would recognize unrealized gains and losses as they occur.

Firmly committed purchase exposure and related derivative contracts for fiscal 1999 are as follows:

                                                         JAPANESE  CANADIAN
                                                            YEN     DOLLAR
                                                         --------- --------
Firmly committed purchased contracts                     8,609,000  5,130
Notional amount of forward contracts                     5,510,000  5,130
Average contract amount (Foreign currency/United States
 dollar)                                                    128.84   1.44

The Company has no derivative exposure beyond fiscal 1999.

METHOD OF RECORDING CONTRACT PROFITS
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. The receivables from commercial customers and government agencies were $9,138 at June 26, 1998 and $22,515 at June 27, 1997. It is anticipated that substantially all such amounts will be collected within one year.

RESEARCH AND DEVELOPMENT EXPENDITURES
Certain software development costs are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

The Company capitalized $2,181 and $2,022 of software development costs in 1998 and 1997, respectively. Capitalization will cease when the products are available for general release to customers. Software development costs were not material and, therefore, were not capitalized in 1996.

The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried. At June 26, 1998 and June 27, 1997, the Company had capitalized $11,188 and $6,047 of such non-recurring engineering costs. During 1998, the Company recognized revenue on certain of these orders and, accordingly, charged $1,341 to cost of sales. No such revenue was recognized in 1997. There were no material non-recurring engineering costs capitalized at June 28, 1996.

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

EARNINGS PER SHARE
Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of diluted shares of common stock outstanding.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all debt instruments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
Marketable securities consist of investments in common stock and are stated at market value. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 and unrealized holding gains and losses are reflected in earnings.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                     1998     1997
                   -------- --------
Raw Materials and
 Work-In-Process   $113,703 $136,699
Finished Goods       45,842   72,871
                   -------- --------
Total Inventory    $159,545 $209,570
                   ======== ========

COST IN EXCESS OF NET ASSETS ACQUIRED
Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over seventeen years. The Company periodically evaluates the carrying values assigned to costs in excess of net assets acquired and other intangible assets.

FINANCIAL PRESENTATION
Certain prior year amounts have been restated to reflect the discontinuance in 1996 of defense related businesses. See Note 6.

2. INVESTMENTS AND ACQUISITIONS
--------------------------------------------------------------------------------

On February 28, 1997, the Company acquired 100 percent of the outstanding stock of Arcodan A/S (Arcodan) for $15,000 in cash. Arcodan is a Danish manufacturer of advanced analog and digital headend systems, opto-electronics and RF distribution equipment. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $5,781 to cost in excess of net assets acquired.

On June 28, 1996, the Company acquired 100 percent of the outstanding stock of ATx Telecom Systems, Inc. (ATx) for $24,336 in cash and a subsequent payment of $152. ATx was a supplier of fiber optic products for hybrid fiber/coax networks. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price of $24,336 has been allocated to the assets acquired and liabilities assumed. Approximately $14,583 of the total purchase price represented the value of ATx's in-process technology. Since technological feasibility had not yet been achieved and there was no alternative future use for the technology being developed, the amounts allocated to the in-process technology were expensed concurrent with the purchase.

During 1996, the Company also acquired a minority interest in Wink Communications, Inc. (Wink), an enabling software developer, for $2,400. The Company invested an additional $500 in Wink during fiscal 1997.

3. SALES
--------------------------------------------------------------------------------

Sales to Time Warner, Inc. and affiliates and MediaOne and affiliates were each 11 percent of total sales in 1998. Sales to Time Warner, Inc. and affiliates were 11 percent of total sales in 1997. Sales to any one customer were less than 10 percent of total sales in 1996. Export sales accounted for 32 percent of total sales in 1998, 37 percent in 1997 and 36 percent in 1996. Sales to Europe were 14 percent, 16 percent and 12 percent of total sales in 1998, 1997 and 1996, respectively. Sales of set-top terminals constituted approximately 34 percent of the Company's total sales in 1998, and approximately 30 percent and 27 percent of such sales in 1997 and 1996, respectively. Sales of RF (radio frequency) products were approximately 18 percent of the Company's total sales in 1998, and approximately 19 percent and 21 percent of such sales in 1997 and 1996, respectively. Foreign subsidiary sales were not material for any of the three fiscal years presented.

4. RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During 1998, the Company announced that it would implement a restructuring and consolidation of worldwide manufacturing operations for reduced cost, improved efficiency and better customer service. Production of the RF amplifier is expected to be transferred from Norcross, Georgia to the Company's high volume, low cost manufacturing facility in Juarez, Mexico by October 1998. The Norcross manufacturing facility is expected to focus on medium-to-low-volume products requiring close engineering support. The production of cable headend equipment is planned to be consolidated in Norcross from Vancouver, British Columbia. This move is designed to improve efficiency and more effectively manage the transition of analog to digital headend products. The Melbourne, Florida satellite services Network Operations Center (NOC) and research and development facility is scheduled to be relocated to Norcross. The Company's European headquarters have been moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters have been transferred from Hong Kong to Singapore. The Company's Satellite Networks and Communications and Tracking Systems business units are being combined to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services.

The Company recorded restructuring charges of $23,412 which included $10,217 and $3,200 for assets to be abandoned and expenses related to the cancellation of leases, respectively, as a result of the consolidation of operations, $5,173 for severance and outplacement costs for approximately 500 employees primarily in manufacturing positions and $4,822 for the impairment of certain assets and other miscellaneous expenses. The Company expects to complete the restructuring and consolidation of operations within one year.

5. OTHER (INCOME) EXPENSE
--------------------------------------------------------------------------------

Other income of $79,863 in 1998 included a gain of $94,000 from the adjustment of the Company's investment in Broadcom Corporation to market value, a gain of $9,080 from the sale of certain assets of the interdiction business, a loss of $9,000 from the discontinuance of research and development efforts related to the Company's CoAxiom telephony products, a loss of $6,250 for estimated losses on the resale of equipment the Company is contractually obligated to supply, $5,500 for expenses and the potential settlement of environmental issues and other miscellaneous items.

During 1998, the Company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19,000 in cash, Blonder Tongue stock valued at $1,000 and an option to acquire additional shares of Blonder Tongue stock, and the Company recorded a pre-tax gain of $9,080. At June 26, 1998, the Company had a reserve of approximately $5,500 for research and development commitments, transition services, potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

During fiscal 1997 the Company decided to decrease its research and development efforts related to CoAxiom telephony products because the markets for these products had not developed as quickly as the Company previously anticipated. During fiscal 1998, the Company decided to discontinue its efforts to develop CoAxiom systems and recorded a pre-tax charge of approximately $9,000. The charge included reserves for the disposal of inventory and fixed assets which were associated with the development of CoAxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. Although the Company discontinued development of CoAxiom telephony products, the Company will continue to develop applications and technology for telephony on cable using IP (Internet protocol) telephony which will be used in the Company's networks and Explorer 2000 digital interactive set-tops.

During the quarter ended March 28, 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies. The Company recorded a charge of $5,526 during the quarter ended March 28, 1997 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. Accordingly, the estimated loss on the sale of the microwave and mobile businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin.

During 1998, the Company sold the majority of the net assets of the microwave business unit for $8,059 of cash. No gain or loss was recognized on the transaction.

At June 26, 1998, the Company had a reserve of approximately $4,800 to adjust the carrying amount of the net assets of the mobile business unit, which has been discontinued, and to provide for estimated indemnifications to the purchaser of the microwave business unit, potential losses on contracts of the microwave business which were retained by the Company, severance, closing costs and other miscellaneous expenses related to the sale of the microwave business unit.

Other income of $1,513 in 1997 included a gain from the sale of land and a building in San Diego County, California not required for current operations, the results of foreign currency transactions and partnership activities, and net gains from rental income and other miscellaneous items.

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

6. DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

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

On August 14, 1996, the Company completed the sale of its defense-related businesses to Global Associates, Ltd. (Global) for cash of $13,274 and secured and unsecured notes aggregating approximately $5,000. The net realizable value of the assets of the defense-related businesses and settlement of issues related to the pricing of the unexercised options with a prime contractor were more favorable than the Company had anticipated when it decided to exit these businesses; accordingly the Company recognized a pre-tax gain of $5,000 from these transactions in the first quarter of 1997. Losses from the defense-related businesses, while they were accounted for as discontinued operations of $2,482, net of a tax benefit of $1,168, approximated the amount included in the $12,172 one-time after-tax charge for the estimated loss on the sale of discontinued operations. At June 26, 1998, the Company had a reserve of approximately $7,100 for potential sales price adjustments, indemnifications provided to Global, legal, severance and other miscellaneous expenses related to the sale and the settlement with the prime contractor.

Global is currently in default under its promissory notes to the Company and under promissory notes to Global's senior lenders and, in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the United States Bankruptcy Court. Whether Global will successfully reorganize in this bankruptcy proceeding is not known at this time. If a satisfactory resolution of the situation is not reached, the company believes it has adequate reserves to cover any potential losses related to Global's default on the promissory notes and related to any contracts of the defense-related businesses from which the Company has not been released.

Sales and losses (previously accrued) from discontinued operations were as follows:

                                                  1997    1996
                                                 ------  -------
Sales                                            $1,920  $25,780
Losses from discontinued operations, net of tax  $ (817) $(2,744)
Tax benefit                                      $  385  $ 1,291

7. QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------------------------------

                                    Fiscal Quarters
                          ----------------------------------------
          1998             First     Second    Third       Fourth
------------------------  --------  --------  --------    --------
Sales                     $294,501  $294,524  $288,714    $303,665
Gross margin                90,228    86,017    91,272      63,149(2)
Gross margin %                30.6%     29.2%     31.6%      20.8%(2)
Net earnings                16,485    14,832    17,137(1)   32.339(3)
Diluted earnings per
 share                        0.21      0.19      0.22(1)     0.40(3)
Stock prices
 High                      23.8750   23.6250   20.6250     25.2500
 Low                       20.5000   16.5000   14.5625     18.1875
Dividends paid per share     0.015     0.015     0.015       0.015

--------
(1) Includes a gain of $6,356 from the sale of certain assets of the interdiction business and a charge of $6,300 from the discontinuance of research and development efforts related to CoAxiom products.
(2) Includes charges of $33,591 for excess inventory related to the consolidation of manufacturing operations, the combination of Satellite Networks and Communications and Tracking Systems business units, the discontinuance of certain models of products, estimated losses on a contract and other miscellaneous charges related to the restructuring and consolidation of worldwide manufacturing.
(3) Includes pre-tax charges of $23,514 for the items discussed in (2), and after-tax restructuring charges of $16,388, bad debt expense of $4,126 related to receivables from customers in the Asia Pacific region, provision for loss on the resale of used equipment of $4,375 and $4,200 for environmental issues, and a one-time gain of $65,800 from the mark-to-market adjustment of an investment.

                                    Fiscal Quarters
                          ------------------------------------------
          1997             First       Second    Third       Fourth
------------------------  --------    --------  --------    --------
Sales                     $261,664    $282,184  $301,741    $322,656
Gross margin                78,770      85,337    94,292     100,765
Gross margin %                30.1%       30.2%     31.2%       31.2%
Net earnings                14,211(1)   13,752    16,461(2)   19,618
Diluted earnings per
 share                        0.18(1)     0.18      0.21        0.25
Stock prices
 High                       16.250      18.250    19.125     23.0000
 Low                        12.000      13.375    15.000     14.6250
Dividends paid per share     0.015       0.015     0.015       0.015

--------
(1) Includes a gain of $3,400 ($0.04 per share) from the sale of discontinued operations.
(2) Includes a gain of $3,733 ($0.05 per share) from the sale of land and a building in San Diego County, California not required for current operations and charges of $3,758 ($0.05 per share) related to the Company's decision to dispose of two business units. See Note 5.

8. INDEBTEDNESS
-------------------------------------------------------------------------------

At June 26, 1998, the Company had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expire May 7, 1999 and up to $150,000 which expire May 11, 2003. There were no borrowings outstanding under this facility at June 26, 1998 or June 27, 1997. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt consisted of:

                                                                   1998   1997
                                                                  ------ ------
6 1/4% - 10% capitalized leases, payable in varying installments
 ranging from $200 to $250 through 2001                           $  800 $1,202
Other debt at 7.8% - 8.4% in varying installments ranging from
 $11 to $508 through 2001                                            909  1,450
                                                                  ------ ------
                                                                   1,709  2,652
Less-Current maturities                                              726    842
                                                                  ------ ------
                                                                  $  983 $1,810
                                                                  ====== ======

Long-term debt at June 26, 1998 had scheduled maturities as follows: $726 --
 1999; $448 -- 2000; $418 -- 2001 and $117 -- 2002.

Total interest paid was $407, $430 and $680, in 1998, 1997, and 1996, respectively.

9. ACCRUED LIABILITIES
--------------------------------------------------------------------------------

Accrued liabilities consisted of:

                                  1998     1997
                                -------- --------
Compensation                    $ 25,490 $ 29,004
Restructuring reserves            17,667      --
Warranty and service              12,002   14,281
Customer down payments             3,460    5,346
Taxes, other than income taxes    13,810    5,829
Other                             66,582   57,277
                                -------- --------
                                $139,011 $111,737
                                ======== ========

10. OTHER LIABILITIES
--------------------------------------------------------------------------------

Other liabilities consisted of:

               1998    1997
              ------- -------
Retirement    $29,034 $24,679
Compensation   11,486   9,363
Other           7,975   5,352
              ------- -------
              $48,495 $39,394
              ======= =======

11. INCOME TAXES
--------------------------------------------------------------------------------

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                                                 1998     1997     1996
                                                -------  -------  ------
Statutory federal tax rate                      $40,396  $31,213  $3,693
State income taxes, net of federal tax benefit    1,274    1,127    (901)
Tax reserves                                       (464)   2,020   1,689
Research and development tax credit              (5,542)  (6,394)    --
Export incentives                                (1,328)  (2,808) (1,233)
Foreign earnings taxed at different rates            80    2,859      (5)
Other, net                                          210      520     134
                                                -------  -------  ------
                                                $34,626  $28,537  $3,377
                                                =======  =======  ======

Income tax provision (benefit) includes the following:

                                   1998      1997      1996
                                  -------  --------  --------
Current tax provision (benefit)
  Federal                         $ 7,306  $(10,420) $ 10,974
  State                               251      (544)      273
  Foreign                          18,783    17,559    10,187
                                  -------  --------  --------
                                   26,340     6,595    21,434
                                  -------  --------  --------
Deferred tax provision (benefit)
  Federal                           9,602    19,647   (16,300)
  State                             1,709     2,277    (1,659)
  Foreign                          (3,025)       18       (98)
                                  -------  --------  --------
                                    8,286    21,942   (18,057)
                                  -------  --------  --------
Total provision for income taxes  $34,626  $ 28,537  $  3,377
                                  =======  ========  ========

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $19,134, $22,686 and $5,394 in 1998, 1997, and 1996, respectively. During 1997, the Company completed an audit of its federal income tax returns for the years 1990 through 1993. The settlement payment from the audit did not have a significant impact on the consolidated financial statements.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                              1998     1997
                                            --------  -------
Current deferred tax assets
 Expenses not currently deductible          $ 33,610  $17,750
 Inventory valuation                          16,922    8,744
 Warranty reserves                             2,953    3,253
 Receivables valuation                         1,820    1,286
 Other                                           263      290
                                            --------  -------
Current deferred tax assets                   55,568   31,323
                                            ========  =======
Current deferred tax liabilities
 Unrealized gain on investments              (37,506)     --
                                            --------  -------
Net current deferred tax asset              $ 18,062  $31,323
                                            ========  =======
Noncurrent deferred tax assets
 Postretirement and postemployment benefits $ 14,124  $10,981
 Expenses not currently deductible             3,352    3,469
                                            --------  -------
Noncurrent deferred tax assets                17,476   14,450
Noncurrent deferred tax liabilities
 Depreciation and amortization                (1,922)  (4,634)
 Capitalized software                         (1,471)    (708)
                                            --------  -------
Net noncurrent deferred tax asset           $ 14,083  $ 9,108
                                            ========  =======

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in 1998 or 1997.

The net noncurrent deferred tax asset is included in Other Assets at June 26, 1998 and June 27, 1997.

In 1998, 1997, and 1996, earnings before income taxes included $42,375, $35,658 and $33,745, respectively, of earnings by the Company's foreign operations.

12. RETIREMENT AND BENEFIT PLANS
-----------------------------------

The Company has a defined benefit pension plan covering substantially all of its domestic employees. The benefits are based upon the employees' years of service, age and compensation.

The Company's funding policy is to contribute annually the amount expensed each year consistent with the requirements of the federal law to the extent that such costs are currently deductible.

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                                              1998      1997
                                                            --------  --------
Accumulated benefit obligation
 Vested portion                                             $ 64,797  $ 65,507
 Nonvested portion                                             5,153     4,258
                                                            --------  --------
                                                              69,950    69,765
Excess of projected benefit obligation over accumulated
 benefit obligation                                           13,886     9,426
                                                            --------  --------
Projected benefit obligation                                  83,836    79,191
Plan assets at fair value                                    (94,102)  (74,457)
                                                            --------  --------
Projected benefit obligation in excess of (less than) plan
 assets                                                      (10,266)    4,734
Unrecognized prior service costs                                 282       316
Unrecognized (loss) gain                                      11,313    (2,794)
Unrecognized net asset from initial application of SFAS 87     5,715     6,371
Fourth quarter contribution                                      --       (891)
                                                            --------  --------
Accrued pension cost                                        $  7,044  $  7,736
                                                            ========  ========
Discount rate                                                   7.25%     7.75%
Rate of increase in future compensation                          5.0%      5.0%
Expected long-term rate of return on assets                     10.0%     10.0%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

The Company's net pension expense was $4,233 in 1998, $4,091 in 1997 and $3,325 in 1996. The components of pension expense are as follows:

                                   1998     1997      1996
                                 --------  -------  --------
Service cost of benefits earned  $  6,172  $ 6,105  $  5,169
Interest cost                       5,739    5,330     5,128
Actual return on plan assets      (23,460)  (6,396)  (12,532)
Net amortization and deferral      15,782     (948)    5,560
                                 --------  -------  --------
Net periodic pension cost        $  4,233  $ 4,091  $  3,325
                                 ========  =======  ========

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $11,074 at June 26, 1998 and $11,605 at June 27, 1997. Retirement expense for these plans was $2,649, $2,193 and $1,700 in 1998, 1997, and 1996, respectively.

In addition to providing pension benefits, the Company has contributory plans that provide certain health care and life insurance benefits to eligible retired employees.

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                                1998     1997
                                               -------  -------
Accumulated postretirement benefit obligation
 Retirees                                      $ 7,640  $ 8,764
 Fully eligible active participants                292      203
 Other active participants                         252      331
                                               -------  -------
                                                 8,184    9,298
Unrecognized net gain                            1,989    1,040
Fourth quarter claims payments                    (171)    (250)
                                               -------  -------
Accrued postretirement benefit cost            $10,002  $10,088
                                               =======  =======

The components of postretirement benefit expense are as follows:

                                 1998  1997
                                 ----  ----
Service cost of benefits earned  $ 46  $ 45
Interest cost                     663   704
Net amortization and deferral     (51)  (24)
                                 ----  ----
Postretirement benefit expense   $658  $725
                                 ====  ====

Significant actuarial assumptions are as follows:

                                                                1998   1997
                                                               ------ ------
Annual rate of increase in per capita cost
Pre-Medicare                                                   11.25% 11.25%
  Annual decline                                                0.75%  0.75%
  Final rate of increase                                        6.00%  6.00%
Post-Medicare                                                   9.50%  9.50%
  Annual decline                                                0.50%  0.50%
  Final rate of increase                                        6.00%  6.00%
Impact of one percentage point in health care cost trend rate on
  Accumulated post retirement benefit obligation                 8.6%   7.6%
  Interest cost component of benefits                            8.9%  11.2%
Discount rate used to measure accumulated post-retirement
 benefit obligation                                             7.25%  7.75%

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of foreign currency forward contracts is based on quoted market prices.

                                           1998               1997
                                    ------------------ ------------------
                                    CARRYING/          CARRYING/
                                    CONTRACT    FAIR   CONTRACT    FAIR
                                     AMOUNT    VALUE    AMOUNT    VALUE
                                    --------- -------- --------- --------
Cash and cash equivalents           $175,392  $175,392 $107,143  $107,143
Marketable securities               $ 95,947  $ 95,947 $    --   $    --
Foreign currency forward contracts
  Sell                              $    335  $    333 $  1,196  $  1,087
  Buy                               $ 46,318  $ 43,273 $ 58,984  $ 59,981

14. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company had sales of $2,289, $3,591 and $2,728 to Scientific-Atlanta of Shanghai, Ltd. (SASL) in 1998, 1997 and 1996, respectively. The Company purchased $4,043 and $2,496 of inventory from SASL in 1998 and 1997, respectively. There were no such purchases in 1996. The Company had a net receivable from SASL of $563 at June 26, 1998 and $1,024 at June 27, 1997. Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. SASL is a partially-owned subsidiary of the Company.

15. COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
--------------------------------------------------------------------------------

Rental expense under operating lease agreements for facilities and equipment for 1998, 1997 and 1996 was $23,262, $17,462 and $15,347, respectively. The
Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to eight years. Future minimum payments at June 26, 1998, under operating leases were $49,676. Payments under these leases for the next five years are as follows: 1999 -- $14,392; 2000 -- $10,356; 2001 -- $7,709; 2002 -- $5,936; and
2003 -- $4,604.

During the first quarter of fiscal 1998, the Company secured a $38,000 commitment under a long-term operating lease for the consolidation of certain operations and future expansion. The initial lease term will be seven years with the option to extend the lease for an additional 15 years in 5 year increments.

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

16. COMMON STOCK AND RELATED MATTERS
--------------------------------------------------------------------------------

The Company purchased 500,000 shares of its common stock at an aggregate cost of $7,511 during fiscal 1998, 225,000 shares at an aggregate cost of $2,973 during fiscal 1997, and 1,010,000 shares at an aggregate cost of $12,411 during 1996.

The Company has non-qualified and incentive stock option plans to provide key employees and directors with an increased incentive to work for the success of the Company. Generally, the option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options expire 10 years after the dates of their respective grants.

The Company accounts for the stock purchase and stock option plans under APB Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what the Company's net income (loss) and earnings (loss) per share would have been using the compensation model under SFAS No. 123:

                                         1998    1997     1996
                                        ------- ------- --------
Net income (loss)           As reported $80,793 $64,042 $ (6,034)
                            Pro forma   $71,947 $57,761 $(12,455)
Earnings (loss) per share:
Basic                       As reported $  1.03 $  0.82 $  (0.08)
                            Pro forma   $  0.91 $  0.74 $  (0.16)
Diluted                     As reported $  1.02 $  0.82 $  (0.08)
                            Pro forma   $  0.90 $  0.74 $  (0.16)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively:

                            1998    1997    1996
                           ------- ------- -------
Risk free interest rate    6.01%   6.35%   6.32%
Expected term              5 years 5 years 5 years
Expected forfeiture rate   1%      1%      1%
Volatility                 45%     44%     44%
Expected annual dividends  $0.06   $0.06   $0.06

The following information pertains to options on the Company's common stock for the years ended June 26, 1998, June 27, 1997 and June 28, 1996:

                                               Weighted
                                  Number       Average
                                of Shares   Exercise Price
                                ----------  --------------
1998
Outstanding, beginning of year   6,318,078     $15.469
Granted                          1,895,525     $22.011
Canceled                          (459,276)    $19.761
Exercised                       (1,231,318)    $12.019
                                ----------
Outstanding, end of year         6,523,009     $17.763
                                ==========
1997
Outstanding, beginning of year   5,469,550     $15.213
Granted                          1,663,000     $15.530
Canceled                          (300,903)    $19.934
Exercised                         (513,569)    $10.423
                                ----------
Outstanding, end of year         6,318,078     $15.469
                                ==========
1996
Outstanding, beginning of year   4,946,199     $13.157
Granted                          1,315,050     $20.732
Canceled                          (309,270)    $18.620
Exercised                         (482,429)    $ 6.803
                                ----------
Outstanding, end of year         5,469,550     $15.213
                                ==========

The following information pertains to options on the Company's common stock at June 26, 1998:

                       Options Outstanding
                   ----------------------------
                             Weighted
                              Average  Weighted
                             Remaining Average
    Range of                   Life    Exercise
 Exercise Prices    Shares   in Years   Price
 ---------------   --------- --------- --------
$ 3.250 - $10.000    922,648    2.5    $ 6.678
$11.333 - $16.938  1,475,415    7.2    $14.735
$17.000 - $23.682  4,124,946    8.3    $21.352
                   ---------
                   6,523,009    7.1    $17.780
                   =========

                       Options Exercisable
                   ----------------------------
                                Weighted
    Range of                    Average
 Exercise Prices    Shares   Exercise Price
 ---------------   --------- --------------
$ 3.250 - $10.000    922,648     $ 6.68
$11.333 - $16.938  1,061,933     $14.84
$17.000 - $23.682  2,362,202     $21.22
                   ---------
                   4,346,783     $16.58
                   =========

At June 26, 1998, an additional 825,533 shares were reserved under employee and director stock option plans.

The Company has an employee stock purchase plan whereby the Company provides certain purchase benefits for participating employees. At June 26, 1998, no shares were reserved for issuance to employees under the plan. In August 1998, the Board of Directors approved a new employee stock purchase plan to replace the existing plan. Under the new plan, 1,000,000 shares were reserved for issuance to employees.

The Company has a 401(k) plan whereby the Company matches eligible employee contributions in Company stock, subject to certain limitations. The Company's expense to match contributions was $6,450, $6,075 and $5,644, in 1998, 1997, and 1996, respectively. At June 26, 1998, no shares were reserved for issuance to employees under the plan. On August 20, 1998, the Board of Directors reserved 3,000,000 shares for this plan.

The Company has a stock plan for non-employee directors which provides for 500 shares of common stock of the Company to be granted to each director annually, which allows directors to elect to receive all or a portion of his or her quarterly compensation from the Company in the form of shares of common stock of the Company, and which also provides for a retirement award of 1,500 shares of common stock of the Company. At June 26, 1998, 84,000 shares were reserved for issuance to non-employee directors under the plan.

The Company issues restricted stock awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $2,670, $845, and $470, in 1998, 1997, and 1996, respectively. At June 26, 1998, 1,047,444 shares were reserved for issuance under this plan.

At June 26, 1998, a total of 1,956,977 shares of authorized stock were reserved for the above purposes.

The Company adopted a Rights Plan effective upon expiration of its previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. For shares issued after such dividend, a Right attaches to each share of common stock issued. The Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company's common stock, (ii) makes a tender offer to acquire 15 percent or more of the Company's common stock, or
(iii) is determined by the Board of Directors to be an "adverse person" as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an "adverse person", each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of the Company having a value equal to twice the exercise price. If the Company engages in a merger or other business combination in which the Company does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, the Company is required by the Rights Plan to reserve sufficient shares of its common stock to permit the exercise in full of all outstanding Rights. At June 26,1998 no shares of common stock were reserved for this purpose. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of the Company's common stock or prior to the date any person or group is determined by the Board of Directors to be an "adverse person". The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from the Company's 50,000,000 authorized shares of preferred stock for issuance under for the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on the Company's common stock. At June 26, 1998, there were 79,085 shares of preferred stock reserved for this purpose.

17. EARNINGS PER SHARE
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company adopted SFAS No. 128 in fiscal 1998. Earnings per share computed under the provisions of SFAS No. 128 were approximately the same as those computed under Opinion No. 15 for fiscal 1994 through 1997.

Basic and diluted earnings per share for the last three fiscal years follows:

                                1998  1997   1996
                                ----- ----- ------
Basic
 Before discontinued operations $1.03 $0.78 $ 0.09
 Discontinued operations          --  $0.04 $(0.17)
                                ----- ----- ------
 Net earnings (loss)            $1.03 $0.82 $(0.08)
                                ===== ===== ======
Diluted
 Before discontinued operations $1.02 $0.78 $ 0.09
 Discontinued operations          --  $0.04 $(0.17)
                                ----- ----- ------
 Net earnings (loss)            $1.02 $0.82 $(0.08)
                                ===== ===== ======

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company plans to adopt in fiscal 2000. Management is still assessing the impact of the adoption of this statement. Currently, management does not believe the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

19. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (In Thousands)                                    1998      1997      1996
------------------------------------------------------------------------------
PREFERRED STOCK
Shares authorized                                  50,000    50,000    50,000
Shares issued                                         --        --        --
COMMON STOCK ($0.50 PAR VALUE)
Shares authorized                                 350,000   350,000   350,000
                                                 --------  --------  --------
Shares issued at beginning of year                 77,995    77,256    76,950
Issuance of shares under employee benefit plans     1,095       612       219
Issuance of restricted shares                         117       127        87
                                                 --------  --------  --------
Shares issued at end of year                       79,207    77,995    77,256
                                                 ========  ========  ========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                     $171,857  $163,143  $160,206
Issuance of shares under employee benefit plans    14,042     7,137     1,245
Tax benefit from employees' stock plans             5,719     1,664     1,876
Issuance of restricted shares to employees          3,843     4,743       572
Unearned compensation - restricted shares             (15)   (4,830)     (756)
                                                 --------  --------  --------
Balance at end of year                           $195,446  $171,857  $163,143
                                                 ========  ========  ========
RETAINED EARNINGS
Balance at beginning of year                     $323,608  $264,206  $274,840
Net earnings (loss)                                80,793    64,042    (6,034)
Cash dividends ($0.06 per share)                   (4,723)   (4,640)   (4,600)
                                                 --------  --------  --------
Balance at end of year                           $399,678  $323,608  $264,206
                                                 ========  ========  ========
ACCUMULATED TRANSLATION ADJUSTMENTS
Balance at beginning of year                     $   (186) $    740  $    668
Foreign currency translation adjustments              (18)     (926)       72
                                                 --------  --------  --------
Balance at end of year                           $   (204) $   (186) $    740
                                                 ========  ========  ========
TREASURY STOCK
Balance at beginning of year                     $  1,627  $  3,065  $    --
Treasury shares acquired                            7,511     2,973    12,411
Issuance of shares under employee benefit plans    (6,610)   (4,411)   (9,346)
                                                 --------  --------  --------
Balance at end of year                           $  2,528  $  1,627  $  3,065
                                                 ========  ========  ========

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 26, 1998
(In Thousands)

        Col. A             Col. B                Col. C                 Col. D        Col. E
        ------           ---------- --------------------------------- ----------    ----------
                                                Additions
                         Balance at ---------------------------------               Balance at
                         beginning      Charged to       Charged to                   end of
      Description        of period  costs and expenses other accounts Deductions      period
      -----------        ---------- ------------------ -------------- ----------    ----------
Deducted on the balance
 sheet from asset to
 which it applies:
 June 26, 1998 --
   Allowance for
  doubtful accounts        $4,202        $ 6,231(1)        $   2(2)    $  (383)(3)   $10,052
                           ======        =======           =====       =======       =======
 June 27, 1997(4) --
   Allowance for
  doubtful accounts        $3,826        $   391           $ 186(2)    $  (201)(3)   $ 4,202
                           ======        =======           =====       =======       =======
 June 28, 1996(4) --
   Allowance for
  doubtful accounts        $3,823        $   324           $ 100(2)    $  (421)(3)   $ 3,826
                           ======        =======           =====       =======       =======
 June 28, 1996 --
   Restructuring
  Reserves                 $  --         $23,412           $ --        $(5,745)(5)   $17,667
                           ======        =======           =====       =======       =======

Notes:

(1) Includes charges of $5,895 for receivables from customers in the Asia Pacific region which is currently experiencing currency and other economic crises.

(2) Represents recoveries on accounts previously written off, $186 acquired with the purchases of Arcodan A/S in fiscal 1997 and $100 acquired with the purchase of ATx Telecom Systems, Inc. in fiscal 1996.

(3) Amounts represent uncollectible accounts written off and $86 transferred to net assets held for sale in fiscal 1996.

(4) There were no restructuring reserves in fiscal 1997 or fiscal 1996.

(5) Utilization of restructuring reserves for severance, assets abandoned and other miscellaneous expenses related to the restructuring.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Scientific-Atlanta, Inc.
  (Registrant)

/s/ James F. McDonald                     September 18,
-------------------------------------          1998
James F. McDonald                         --------------
President and Chief Executive             Date
Officer
and Director

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ James F. McDonald                     September 18,
-------------------------------------          1998
James F. McDonald                         --------------
President and Chief Executive Officer     Date
and Director
(Principal Executive Officer)

/s/ Wallace G. Haislip                    September 18,
-------------------------------------          1998
Wallace G. Haislip                        --------------
Senior Vice President--Finance            Date
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Julian W. Eidson                      September 18,
-------------------------------------          1998
Julian W. Eidson                          --------------
Vice President and Controller             Date
(Principal Accounting Officer)

/s/ Marion H. Antonini                    September 18,
-------------------------------------          1998
Marion H. Antonini, Director              --------------
                                          Date

/s/ David W. Dorman                       September 18,
-------------------------------------          1998
David W. Dorman, Director                 --------------
                                          Date


                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

/s/ William E. Kassling                   September 18,
-------------------------------------          1998
William E. Kassling, Director             --------------
                                          Date

/s/ Wilbur Branch King                    September 18,
-------------------------------------          1998
Wilbur Branch King, Director              --------------
                                          Date

/s/ Mylle Bell Mangum                     September 18,
-------------------------------------          1998
Mylle Bell Mangum, Director               --------------
                                          Date

/s/ Alonzo L. McDonald                    September 18,
-------------------------------------          1998
Alonzo L. McDonald, Director              --------------
                                          Date

/s/ David J. McLaughlin                   September 18,
-------------------------------------          1998
David J. McLaughlin                       --------------
                                          Date

/s/ James V. Napier                       September 18,
-------------------------------------          1998
James V. Napier                           --------------
                                          Date

/s/ Sam Nunn                              September 18,
-------------------------------------          1998
Sam Nunn, Director                        --------------
                                          Date