Form 10-Q
period 1998-09-25
SCIENTIFIC ATLANTA INC
filed 1998-11-09
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 25, 1998
                                  ------------------

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
                                                    YES  X     NO
                                                        ----      ----

    AS OF OCTOBER 30, 1998, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 74,946,685 SHARES OF COMMON STOCK.

                                    1 of 12

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                Three Months Ended
                                           -----------------------------
                                           September 25,   September 26,
                                               1998            1997
                                           ------------    ------------

SALES                                        $257,478        $294,501
                                             --------        --------
COSTS AND EXPENSES
  Cost of sales                               187,109         204,273
  Sales and administrative                     38,789          41,099
  Research and development                     29,291          26,750
  Interest expense                                167             115
  Interest (income)                            (2,102)         (1,101)
  Other (income) expense, net                 (17,196)           (185)
                                             --------        --------
  Total costs and expenses                    236,058         270,951
                                             --------        --------

EARNINGS BEFORE INCOME TAXES                   21,420          23,550

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                      (6,487)          6,971
  Deferred                                     12,913              94
                                             --------        --------

NET EARNINGS                                 $ 14,994        $ 16,485
                                             ========        ========


EARNINGS PER COMMON SHARE

  BASIC                                      $   0.19        $   0.21
                                             ========        ========

  DILUTED                                    $   0.19        $   0.21
                                             ========        ========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING

  BASIC                                        79,216          78,248
                                             ========        ========

  DILUTED                                      80,649          79,926
                                             ========        ========

DIVIDENDS PER SHARE PAID                     $  0.015        $  0.015
                                              ========        ========

                            SEE ACCOMPANYING NOTES

                                    2 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                        In Thousands
                                                                                ----------------------------
                                                                                September 25,       June 26,
                                                                                     1998             1998
                                                                                -------------      ---------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                       $147,605        $175,392
   Marketable securities                                                            113,631          95,947
   Receivables, less allowance for doubtful
     accounts of $9,996,000 at September 25
     and $10,052,000 at June 26                                                     254,201         254,419
   Inventories                                                                      181,908         159,545
   Deferred income taxes                                                              3,578          18,062
   Other current assets                                                              18,689          13,133
                                                                                   --------        --------
     TOTAL CURRENT ASSETS                                                           719,612         716,498
                                                                                   --------        --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                                             21,488          20,621
   Buildings and improvements                                                        39,235          37,316
   Machinery and equipment                                                          201,560         193,894
                                                                                   --------        --------
                                                                                    262,283         251,831
   Less-Accumulated depreciation and amortization                                   100,019          91,804
                                                                                   --------        --------
                                                                                    162,264         160,027
                                                                                   --------        --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                                                8,600           8,825
                                                                                   --------        --------
 OTHER ASSETS                                                                        57,082          54,792
                                                                                   --------        --------
 TOTAL ASSETS                                                                      $947,558        $940,142
                                                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current maturities of long-term debt                        $  1,294        $    726
   Accounts payable                                                                 118,749         103,629
   Accrued liabilities                                                              130,828         139,011
   Income taxes currently payable                                                     3,338          15,302
                                                                                   --------        --------
     TOTAL CURRENT LIABILITIES                                                      254,209         258,668
                                                                                   --------        --------
 LONG-TERM DEBT, less current maturities                                                819             983
                                                                                   --------        --------

 OTHER LIABILITIES                                                                   52,069          48,495
                                                                                   --------        --------

 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                                 --               --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 79,610,337 shares at
     September 25 and 79,207,004 shares at June 26                                   39,805          39,604
   Additional paid-in capital                                                       200,915         195,446
   Retained earnings                                                                413,481         399,678
   Accumulated translation adjustments                                                  709            (204)
                                                                                   --------        --------
                                                                                    654,910         634,524
   Less - Treasury stock, at cost
     (743,163 shares at September 25 and
     122,418 shares at June 26)                                                      14,449           2,528
                                                                                   --------        --------
                                                                                    640,461         631,996
                                                                                   --------        --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $947,558        $940,142
                                                                                   ========        ========

                            SEE ACCOMPANYING NOTES

                                    3 of 12

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     Three Months Ended
                                                            ------------------------------------
                                                              September 25,        September 26,
                                                                 1998                  1997
                                                             -------------         -------------

NET CASH USED BY OPERATING ACTIVITIES                          $ (5,821)              $(19,448)
                                                               --------               --------

INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment                    (13,219)               (10,518)
 Other                                                              149                   (110)
                                                               --------               --------
 Net cash used by investing activities                          (13,070)               (10,628)
                                                               --------               --------

FINANCING ACTIVITIES:
 Net short-term borrowings                                          537                   --
 Principal payments on long-term debt                              (133)                  (240)
 Dividends paid                                                  (1,191)                (1,176)
 Issuance of common stock                                         3,314                  8,803
 Treasury shares acquired                                       (11,423)                  --
                                                               --------              ---------
 Net cash provided (used) by financing activities                (8,896)                 7,387
                                                               --------              ---------
DECREASE IN CASH AND CASH EQUIVALENTS                           (27,787)               (22,689)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                175,392                107,143
                                                               --------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $147,605              $  84,454
                                                               ========              =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                               $    154              $     111
                                                               ========              =========
   Income taxes paid, net                                      $  4,629              $   6,243
                                                               ========              =========



                            SEE ACCOMPANYING NOTES

                                    4 of 12

NOTES:
(Amounts in thousands, except share data).

   A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the company's 1998 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

   B. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See Exhibit 11.

   C.  Inventories consist of the following:    September 25,  June 26,
                                                    1998        1998
                                                ------------  --------

       Raw materials and work-in-process           $123,333    $113,703
       Finished goods                                58,576      45,842
                                                   --------    --------
       Total inventory                             $181,908    $159,545
                                                   ========    ========

   D. During the quarter ended September 25, 1998, the company acquired 601,000 shares of its common stock for $11,423 and acquired an additional 38,111 shares primarily from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. Subsequent to the end of the first quarter, the company acquired an additional 4,047,000 shares for $53,805. During the quarter ended September 26, 1997, the company obtained 70,006 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

   E. Income taxes paid of $6,243 in the first quarter of fiscal 1998 included approximately $4,900 of payments in connection with the filing of amended federal income tax returns.

   F. Other (income) expense for the quarter ended September 25, 1998 included an $18,000 pre-tax gain from the adjustment of the company's investment in Broadcom Corporation (Broadcom) to market value as required by generally accepted accounting principles, and the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. Subsequent to the end of the quarter, the company sold one million shares of its Broadcom investment at an average price per share that was less than the per share market value as of September 25, 1998, resulting in a pre-tax loss of $10,880 or approximately $0.10 per Scientific-Atlanta share in the second quarter. The valuation associated with this event will be recorded in the company's second quarter results. Management is not currently able to estimate the amount to be realized from the ultimate sale of the company's remaining investment in Broadcom. There were no significant items in other (income) expense in the quarter ended September 26, 1997.

                                    5 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $640.5 million and cash on hand was $147.6 million at September 25, 1998. Cash decreased $27.8 million during the quarter as increases in inventory levels, reductions in accrued expenses and income taxes payable, expenditures for equipment and the acquisition of shares of the company's common stock exceeded cash generated from earnings and the issuance of common stock. The current ratio was 2.8:1 at September 25, 1998, unchanged from June 26, 1998. At September 25, 1998, total debt was $2.1 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended September 25, 1998 were $257.5 million, or 13 percent lower than last year's first quarter sales, as weakness in international markets and delays in customers' roll-outs of their digital cable networks continued to negatively impact sales. International sales were approximately $54 million, or 21 percent of total sales, compared with $116 million, or 40 percent of total sales, in last year's first quarter. Compared to last year's first quarter, International sales were down $62 million, or 54 percent, with major declines in all non-domestic regions, including a $38 million decline in Asia Pacific. Domestic sales grew approximately $24 million year over year, or 13 percent, but the growth was not sufficient to overcome the decline in international sales. The reduction in international sales was due primarily to softness in Satellite and Transmission Network Systems. The shortfall in Satellite Network Systems was caused by delays in shipments of PowerVu(R) digital compression systems in India, the loss or deferral of customer funding for some orders in Eastern Europe and Asia Pacific, and by the slowness in cable TV related satellite activities abroad. The company expects to continue to experience softness in Satellite Network Systems because of its significant reliance on international markets. The company's Transmission Network Systems was impacted in Latin America, where continued delay in the issuance of cable licenses in Brazil caused a delay in deployments in that country, and in Europe where there were delays in certain new system deployments.

     As anticipated and announced previously, sales of analog set-tops declined in response to the introduction of two-way digital technology. The company expected a decline in analog sales as cable operators establish the ideal mix of analog and digital services in each cable system. However, the company had a book to bill ratio greater than one in both the analog and digital businesses. Sales of digital products increased, but the increase was not sufficient to fully offset the anticipated reduction in analog sales, resulting in an additional net decline in subscriber sector sales of $20 million over the fourth quarter of fiscal 1998. Delays in customers' launch plans resulted in lower than anticipated digital set-top shipments. These delays resulted from system integration and implementation cycles that took longer than expected and a shift in focus from sequential deployment of a limited number of cable systems, to widespread simultaneous roll-outs of digital services. This shift resulted in greater-than-expected sales of digital headends to major cities while postponing the deployment of digital set-tops.

     Gross margins were 27.3 percent, 3.3 percentage points lower than the prior year. The main factors contributing to this margin erosion were reduced volumes and the under-utilization of satellite manufacturing capacity.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Research and development costs were $29.3 million, or 11 percent of sales, reflecting the company's continued investment in research and development programs to support new product initiatives. During the quarter ended September 25, 1998, the company capitalized $0.6 million of software development costs. The company capitalized $1.0 million of software development costs and $3.0 million of non-recurring engineering costs during the quarter ended September 26, 1997. The company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. There were no material non-recurring engineering costs incurred, and accordingly, none were capitalized during the quarter ended September 25, 1998.

                                    6 of 12

Research and development spending, including non-recurring engineering and software costs which were capitalized, was $29.9 million, down $0.9 million from last year. The year-to-year decline was due primarily to lower spending in fiscal 1999 on cable telephony and cable modems and reduced activity in Satellite Network Systems.

     Selling and administrative expense decreased $2.3 million, or 6 percent, from the prior year. Reduced selling expenses reflect costs associated with lower sales volumes for Transmission and Subscriber Network Systems in the Europe and Asia Pacific regions and significantly reduced worldwide selling expenses for Satellite Network Systems. Administrative expenses also declined due to lower consulting and professional spending and reductions from sold or discontinued business. These declines were offset partially by increased marketing efforts for digital video products.

     Other (income) expense for the quarter ended September 25, 1998 included an $18.0 million pre-tax gain from the adjustment of the company's investment in Broadcom Corporation (Broadcom) to market value as required by generally accepted accounting principles, and the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. Subsequent to the end of the quarter, the company sold one million shares of its Broadcom investment at an average price per share that was less than the per share market value as of September 25, 1998, resulting in a pre-tax loss of $10.9 million or approximately $0.10 per Scientific-Atlanta share in the second quarter. The valuation associated with this event will be recorded in the company's second quarter results. Management is not currently able to estimate the amount to be realized from the ultimate sale of the company's remaining investment in Broadcom. There were no significant items in other (income) expense in the quarter ended September 26, 1997.

     The company's effective income tax rate was 30 percent for the quarter, unchanged from the prior year.

     Net earnings for the quarter ended September 25, 1998 were $15.0 million compared to $16.5 million in the prior year. Lower sales volume and lower gross margins as a percent of sales, offset by the $18.0 million pre-tax gain discussed above, were the primary factors in the year-to-year decline in net earnings.

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

     The company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the company believes such IT systems will be Year 2000 compliant in a time frame that will avoid any material adverse effect on the company. Also, the company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the company. The company has identified only two IT systems (E-mail and electronic calendar) that must be replaced due to Year 2000 concerns, and the company already had plans to replace these IT systems with one system providing increased functionality.

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

                                    7 of 12

     Certain products currently sold by the company contain computer programs that perform date functions or date calculations. The company has evaluated most of its products and is continuing to evaluate its other products, and, based on its investigation to date, the company believes that the products it currently sells (except the System Manager product currently being sold with the recently-developed System Release 4.5 software) are Year 2000 compliant, provided that they are upgraded to include all recommended engineering changes. However, the company's products are often used by its customers in systems that contain third party products or products supplied by the company in prior years, such as the System Manager products. Therefore, even though the company's current products may be Year 2000 compliant, the failure of such third party products or historical company-supplied products to be Year 2000 compliant, or to properly interface with the company's current products, may result in a system failure. Certain products that the company no longer offers for sale are not Year 2000 compliant, and the company has no plans to upgrade them. However, the company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 software which is currently in the final stages of development. Such System Release 4.6 software is expected to remedy the Year 2000 problems of System Manager products historically sold by the company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. A customer's failure to upgrade its System Manager products and related equipment to System Release 4.6 software and related equipment may result in such customer having critical Year 2000 problems. Under certain limited circumstances, the company may incur expense to help remedy such customer's critical Year 2000 failure.

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

     The company estimates that, through October 30, 1998, it has spent $250,000 to remediate Year 2000 issues in its IT systems, and the company estimates that it will spend an additional $450,000 to remediate Year 2000 issues in its IT systems. Additionally, the company is accelerating into fiscal 1999 the planned replacement of its E-mail software and electronic calendar software because such software has Year 2000 problems. The cost of the replacement software, including installation and training related thereto, is estimated to be $1.8 million. For the development and deployment of System Release 4.6 software to remedy Year 2000 problems of System Manager products sold by the company, the company has spent, through October 30, 1998, $1,400,000 and estimates it will spend an additional $1,567,000 to complete such software development and deployment. All of such expenditures are included in the budgets of the various departments of the company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to IT's Year 2000 efforts.

     The company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer and the Chairman of the Corporate Operating Committee) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the company that have Year 2000 issues, and (c) evaluating the company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is in process and most of the tasks described in subparagraphs (a) and (b) above have been completed; Phase II is expected to be completed in the fourth calendar quarter of 1998. Phase III involves testing of the company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III should be completed in the first calendar quarter of 1999. Last, Phase IV involves implementation of the company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

     The company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers,

                                    8 of 12
critical IT systems, critical Non-IT systems, or products sold by the company (including any delay in the deployment of System Releases 4.5 and 4.6) could have a material adverse effect on the company's financial condition or results of operations. As widely publicized, Year 2000 Compliance has many issues and aspects, not all of which the company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the company, some of which could be material.

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

PowerVu is a registered trademark of Scientific-Atlanta, Inc.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  ---------------------------------------------------------

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


Firmly committed purchase exposure and related derivative contracts through September 25, 1999 are as follows:


                                JAPANESE   CANADIAN
                                   YEN      DOLLAR
                                ---------  ---------
                               (In thousands, except
                                per dollar amounts)
  Firmly committed purchase
    contracts                   8,256,000    4,970
  Notional amount of forward
    exchange contracts          4,559,000    4,970
  Average contract amount
    (Foreign currency/
     United States dollar)         130.87     1.49

The company has no derivative exposure beyond September 25, 1999.

                                    9 of 12

                          PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K.
------

        (a) Exhibits.

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

                11          Computation of Earnings Per Share
                27          Financial Data Schedule
                99          Cautionary Statements

        (b) No reports on Form 8-K were filed during the quarter ended September 25, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SCIENTIFIC-ATLANTA, INC.
                                             ------------------------
                                                   (Registrant)




DATE:   November 9, 1998              /s/ Wallace G. Haislip
        ----------------                  ------------------
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



                                   10 of 12