Form 10-Q
period 1999-01-01
SCIENTIFIC ATLANTA INC
filed 1999-02-16
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    January 1, 1999
                                  ---------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

  AS OF JANUARY 29, 1999, SCIENTIFIC-ATLANTA, INC. HAD OUTSTANDING 75,491,737 SHARES OF COMMON STOCK.

                                    1 of 14

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             Three Months Ended        Six Months Ended
                                           -----------------------    -------------------------
                                        January 1,  December 26,      January 1,     December 26,
                                          1999        1997              1999             1997
                                        ----------  ------------      ----------     ------------
SALES                                   $310,747     $294,524          $568,225       $589,025
                                        --------     --------          --------       --------

COSTS AND EXPENSES
  Cost of sales                          222,925      208,507           410,034        412,780
  Sales and administrative                42,883       39,187            81,672         80,286
  Research and development                29,762       26,651            59,053         53,401
  Interest expense                           355          154               522            269
  Interest income                         (1,837)      (1,234)           (3,939)        (2,335)
  Other (income) expense, net            (10,753)          71           (27,949)          (114)
                                        --------     --------          --------       --------
  Total costs and expenses               283,335      273,336           519,393        544,287
                                        --------     --------          --------       --------

EARNINGS BEFORE INCOME TAXES              27,412       21,188            48,832         44,738

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                 28,199        6,045            21,712         13,016
  Deferred                               (19,975)         311            (7,062)           405
                                         -------     --------          --------       --------

NET EARNINGS                            $ 19,188     $ 14,832          $ 34,182       $ 31,317
                                        ========     ========          ========       ========

EARNINGS PER COMMON SHARE

  BASIC                                 $   0.25     $   0.19          $   0.44       $   0.40
                                        ========     ========          ========       ========

  DILUTED                               $   0.25     $   0.19          $   0.44       $   0.40
                                        ========     ========          ========       ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING

  BASIC                                   75,274       78,885            77,245         78,567
                                        ========     ========          ========       ========

  DILUTED                                 76,031       80,149            78,340         80,038
                                        ========     ========          ========       ========


DIVIDENDS PER SHARE PAID                $  0.015     $  0.015          $   0.03       $   0.03
                                        ========     ========          ========       ========

                            SEE ACCOMPANYING NOTES

                                    2 of 14

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                        In Thousands
                                                                --------------------------
                                                                January 1,        June 26,
                                                                  1999             1998
                                                                --------         ---------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                    $139,177         $175,392
   Marketable securities                                          59,133           95,947
   Receivables, less allowance for doubtful
     accounts of $9,916,000 at January 1
     and $10,052,000 at June 26                                  289,338          254,419
   Inventories                                                   196,515          159,545
   Deferred income taxes                                          25,264           18,062
   Other current assets                                           21,298           13,133
                                                                --------         --------
     TOTAL CURRENT ASSETS                                        730,725          716,498
                                                                --------         --------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                          21,488           20,621
   Buildings and improvements                                     40,096           37,316
   Machinery and equipment                                       213,467          193,894
                                                                --------         --------
                                                                 275,051          251,831
   Less-Accumulated depreciation and amortization                109,040           91,804
                                                                --------         --------
                                                                 166,011          160,027
                                                                --------         --------
 COST IN EXCESS OF NET ASSETS ACQUIRED                             8,349            8,825
                                                                --------         --------
 OTHER ASSETS                                                     59,675           54,792
                                                                --------         --------
 TOTAL ASSETS                                                   $964,760         $940,142
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current  maturities of long-term debt                        $    680         $    726
   Accounts payable                                              122,259          103,629
   Accrued liabilities                                           150,055          139,011
   Income taxes currently payable                                 27,220           15,302
                                                                --------         --------
     TOTAL CURRENT LIABILITIES                                   300,214          258,668
                                                                --------         --------
 LONG-TERM DEBT, less current maturities                             794              983
                                                                --------         --------

 OTHER LIABILITIES                                                55,188           48,495
                                                                --------         --------

 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                 --               --
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 79,616,712 shares at
     January 1 and 79,207,004 shares at June 26                   39,808           39,604
   Additional paid-in capital                                    201,309          195,446
   Retained earnings                                             431,544          399,678
   Accumulated other comprehensive income (loss)                   1,590             (204)
                                                                --------         --------
                                                                 674,251          634,524
   Less - Treasury stock, at cost
     (4,667,736 shares at January 1 and
     122,418 shares at June 26)                                   65,687            2,528
                                                                --------         --------
                                                                 608,564          631,996
                                                                --------         --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $964,760         $940,142
                                                                ========         ========

                            SEE ACCOMPANYING NOTES

                                    3 of 14

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Six Months Ended
                                                       --------------------------------
                                                         January 1,        December 26,
                                                            1999              1997
                                                         ----------        ------------
NET CASH USED BY OPERATING ACTIVITIES                    $(11,367)         $(14,508)
                                                         --------          --------

INVESTING ACTIVITIES:
   Proceed from the sale of marketable securities          64,450                --
   Purchases of property, plant, and equipment            (27,701)          (19,270)
   Proceeds from the sale of a business unit                   --             8,059
   Other                                                      214                25
                                                         --------          --------
   Net cash (used) provided by investing activities        36,963           (11,186)
                                                         --------          --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt                      (235)             (338)
   Dividends paid                                          (2,316)           (2,360)
   Issuance of common stock                                 5,968            10,403
   Treasury shares acquired                               (65,228)               --
                                                         --------          --------
   Net cash provided (used) by financing activities       (61,811)            7,705
                                                         --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS                     (36,215)          (17,989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          175,392           107,143
                                                         --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $139,177          $ 89,154
                                                         ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                         $    495          $    242
                                                         ========          ========
   Income taxes paid, net                                $  8,697          $ 15,662
                                                         ========          ========

                            SEE ACCOMPANYING NOTES

                                    4 of 14

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

B. The company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal 1999 includes fifty-three weeks. The quarter and six months ended January 1, 1999 include fourteen weeks and twenty-seven weeks, respectively.

C. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See Exhibit 11.

D. Other (income) expense for the quarter ended January 1, 1999 included a $20,375 gain from the adjustment of the company's investment in Broadcom Corporation (Broadcom) to market value as required by generally accepted accounting principles, a $10,880 loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6,250 from the cancellation of a contract under which the company was obligated to supply equipment which, upon resale, the company had estimated losses would be incurred. In addition, during the quarter ended January 1, 1999, the company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to net realizable value, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

     Other (income) expense for the six months ended January 1, 1999 also included a $18,000 gain from the adjustment of the company's investment in Broadcom to market in the first quarter of the fiscal year. Management is not currently able to estimate the amount to be realized from the ultimate sale of the company's remaining investment in Broadcom. Other (income) expense for the three and six months ended January 1, 1999 and December 26, 1997 also included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense for the three and six months ended December 26, 1997.


E.   Inventories consist of the following:        January 1,      June 26,
                                                    1999           1998
                                                  ----------     ----------
     Raw materials and work-in-process              $131,713      $113,703
     Finished goods                                   64,802        45,842
                                                    --------      --------
     Total inventory                                $196,515      $159,545
                                                    ========      ========

E. During the six months ended January 1, 1999, the company acquired 4,648,000 shares of its common stock for $65,228 and acquired an additional 75,880 shares from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested and cancellation of unvested, restricted stock. During the six months ended December 26, 1997, the company obtained 70,496 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

                                    5 of 14

NOTES:
(Amounts in thousands, except share data)


     G. The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for each period presented includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                         Three Months Ended           Six Months Ended
                                    ---------------------------  --------------------------
                                      January 1,   December 26,    January 1,  December 26,
                                        1999          1997           1999           1997
                                    ------------  ------------   -----------   ------------

Net earnings                         $  19,188     $  14,832       $ 34,182      $  31,317
Other comprehensive income(loss)           881          (735)         1,794           (270)
                                     ---------     ---------       --------      ---------
 Comprehensive income                $  20,069     $  14,097       $ 35,976      $  31,047
                                     =========     =========       ========      =========

     H. Income taxes paid of $15,662 in the six months ended December 26, 1997 included approximately $5,800 of payments in connection with the filing of amended federal income tax returns.

                                    6 of 14

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $608.6 million and cash on hand was $139.2 million at January 1, 1999. Cash decreased $36.2 million from June 26, 1998 as expenditures for the acquisition of shares of the company's common stock, increases in inventory levels and accounts receivable and expenditures for equipment exceeded proceeds from the sale of marketable securities and cash generated from earnings, increases in payables and the issuance of common stock. The current ratio was 2.4:1 at January 1, 1999, down slightly from 2.8:1 at June 26, 1998. At January 1, 1999. total debt was $1.5 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended January 1, 1999, were $310.7 million, up 6 percent over the prior year. Strong North American sales growth in Transmission Network Systems' and Subscriber Systems' products and services were offset in part by declines in international sales in all businesses. The growth in Transmission Network Systems was driven by the North American rebuild cycle. The significant increase in sales of digital products was the primary factor in the year-to-year increase in Subscriber Systems. Satellite sales declined in fiscal 1999 as this sector, which relies significantly on international markets, continues to be impacted by the weak economic situations in Eastern Europe and the Asia Pacific region. International sales were 23 percent of total sales in the quarter ended January 1, 1999 as compared to 41 percent of total sales last year.

     Sales for the six months ended January 1, 1999 were $568.2 million, down 4 percent from the prior year. The negative impact of weak economic conditions in the Asia Pacific, Eastern Europe and Latin American regions on the international sales of each sector more than offset the strong growth in North American sales of Transmission Network Systems' and Subscriber Systems' products described in the preceding paragraph. International sales were 23 percent of total sales in the six months ended January 1, 1999 as compared to 40 percent of total sales last year.

     The company previously announced that it planned to have production quantities of the new Prisma(TM) Digital Transport product available in the second quarter of fiscal 1999, but the availability of such production was delayed until the third quarter of fiscal 1999.

     As anticipated and announced previously, sales of analog set-tops declined in response to the introduction of two-way digital technology. The company expected a decline in analog sales as cable operators establish the ideal mix of analog and digital services in each cable system. However, the company had a book to bill ratio greater than one in both the analog and digital businesses for the six months ended January 1, 1999. Sales of digital products in the six months ended January 1, 1999 increased more than the anticipated reduction in analog sales.

     Gross margins were 28.3 percent and 27.8 percent for the three and six months ended January 1, 1999, 0.9 percentage points and 2.1 percentage points lower than the comparable periods of the prior year. Margins on digital set-tops, which were lower than the company average, and the under-utilization of satellite manufacturing capacity offset gains from higher volumes of Transmission Network Systems' and Subscriber Systems' products and cost reductions from the transfer of RF (radio frequency) production to Juarez, Mexico from Norcross, Georgia.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Increases in operating expenses relative to last year are due in part to the fact that the three and six months ended January 1, 1999 included fourteen and twenty-seven weeks, respectively, as compared to the normal thirteen and twenty-six week periods in the prior year.

                                    7 of 14

     Research and development expenses were $29.8 million and $59.1 million for the three and six months ended January 1, 1999, respectively, or 10 percent of sales, reflecting the company's continued investment in research and development programs to support new product initiatives, particularly digital products. The company capitalized software development costs of $0.8 million and $1.4 million during the three and six months ended January 1, 1999, respectively. During the three and six months ended December 26, 1997, the company capitalized software development costs of $0.4 million and $1.4 million and non-recurring engineering costs of $3.2 million and $6.2 million, respectively. Research and development spending, including capitalized software development costs and non-recurring engineering, was approximately $30 million in each of the three month periods ended January 1, 1999 and December 26, 1997 and $61 million in each of the six month periods ended January 1, 1999 and December 26, 1997.

     Sales and administrative expenses increased year-over-year due in part to the additional week in the quarter and six month period in fiscal 1999 as compared to fiscal 1998. Sales and marketing expenses also increased in 1999 due to increased marketing efforts related to digital video products and Prisma Digital Transport products. Higher professional fees related to previously announced patent litigation and expenses related to the previously announced re-sizing of the Satellite businesses were the primary factors in the increase in administrative expenses in the second quarter of fiscal 1999 as compared to the prior year. Excluding the additional week in the six month period ended January 1, 1999, administrative expenses were down as compared to the prior year due to lower spending on consulting and professional services and reductions from sold or discontinued businesses.

     Other (income) expense for the quarter ended January 1, 1999 included a $20.4 million gain from the adjustment of the company's investment in Broadcom to market value as required by generally accepted accounting principles, a $10.9 million loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6.2 million from the cancellation of a contract under which the company was obligated to supply equipment which, upon resale, the company had estimated losses would be incurred. In addition, during the quarter ended January 1, 1999, the company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6.2 million to adjust the carrying value of the assets to be sold to net realizable value, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

     Other (income) expense for the six months ended January 1, 1999 also included a $18.0 million gain from the adjustment of the company's investment in Broadcom to market in the first quarter of the fiscal year. Management is not currently able to estimate the amount to be realized from the ultimate sale of the company's remaining investment in Broadcom. Other (income) expense for the three and six months ended January 1, 1999 and December 26, 1997 also included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no significant items in other (income) expense for the three and six months ended December 26, 1997.

     The company's effective income tax rate was 30 percent for the quarter and six months, unchanged from the prior year.

     Net earnings for the three months ended January 1, 1999 were $19.2 million, up $4.4 million over the prior year. An after-tax gain of $6.6 million from the company's investment in Broadcom and higher sales volume year-over-year were offset in part by higher operating expenses. Net earnings for the six months ended January 1, 1999 were $34.2 million, up $2.9 million over the prior year. Lower sales volume, lower gross margin rates and increased operating expenses more than offset an after-tax gain of $19.2 million from the company's investment in Broadcom.

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

     The company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The company believes that its critical IT systems currently are

                                    8 of 14
capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the company believes such IT systems will be Year 2000 compliant in a time frame that will avoid any material adverse effect on the company. Also, the company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the company. The company has identified only two IT systems (E-mail and electronic calendar) that must be replaced due to Year 2000 concerns, and the company already had plans to replace these IT systems with one system providing increased functionality.

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

     Certain products currently sold by the company contain computer programs that perform date functions or date calculations. The company has evaluated most of its products and is continuing to evaluate its other products, and, based on its investigation to date, the company believes that the products it currently sells (except the System Manager product currently being sold with the recently-developed System Release 4.5 software) are Year 2000 compliant, provided that they are upgraded to include all recommended engineering changes. However, the company's products are often used by its customers in systems that contain third party products or products supplied by the company in prior years, such as the System Manager products. Therefore, even though the company's current products may be Year 2000 compliant, the failure of such third party products or historical company-supplied products to be Year 2000 compliant, or to properly interface with the company's current products, may result in a system failure. Certain products that the company no longer offers for sale are not Year 2000 compliant, and the company has no plans to upgrade them. However, the company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 software which is currently available for purchase. Such System Release 4.6 software is expected to remedy the Year 2000 problems of System Manager products historically sold by the company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. A customer's failure to upgrade its System Manager products and related equipment to System Release 4.6 software and related equipment may result in such customer having critical Year 2000 problems. Under certain limited circumstances, the company may incur expense to help remedy such customer's critical Year 2000 failure.

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

     The company expects the costs related to remediating Year 2000 issues not to be material. All of such expenditures are included in the budgets of the various departments of the company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to IT's Year 2000 efforts.

     The company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer

                                    9 of 14
and the Chairman of the Corporate Operating Committee) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the company that have Year 2000 issues, and (c) evaluating the company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is in process and most of the tasks described in subparagraphs (a) and (b) above have been completed; Phase II is expected to be completed in the second calendar quarter of 1999. Phase III involves testing of the company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III is under way and is expected to be completed in the second calendar quarter of 1999. Last, Phase IV involves implementation of the company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

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


Prisma is a trademark of Scientific-Atlanta, Inc.

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

                                   10 of 14

Firmly committed purchase exposure and related derivative contracts through December 31, 1999 are as follows:

                                         Japanese     Canadian
                                           Yen         Dollar
                                        ----------    --------
                                (In thousands, except per dollar amounts)
     Firmly committed purchase
         contracts                      6,471,000      4,070
       Notional amount of forward
         exchange contracts             5,467,000      4,070
       Average contract amount
         (Foreign currency/
          United States dollar)            123.03      1.524

The company has no derivative exposure beyond December 31, 1999.

                                   11 of 14

                          PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

        (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 11, 1998.
        (b) Election of directors:

                              Votes For      Withhold Authority
                             -----------     ------------------
         James F. McDonald   66,046,136             831,403
         David W. Dorman     66,044,762             832,777

         Marion H.Antonini, William E.Kassling, Mylle Bell Mangum, David L McLaughlin, James V. Napier and Sam Nunn continue as directors. Wilbur King and Alonzo L. McDonald retired from the Board of Directors effective November 11, 1998.

     (c)(i) Approval of the Amended Non-Employee Directors Stock Option Plan

               Votes For     Votes Against      Abstain
               ---------     -------------      -------
               62,954,781     3,340,723          582,035

     (ii) Ratification of the selection of Arthur Andersen LLP as independent auditors

          Votes For      Votes Against       Abstain
          --------       -------------       -------
          66,430,340          177,651        269,548


Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------
           (a) Exhibits.

               Exhibit No.          Description
               -----------          -----------
                 11           Computation of Earnings Per Share
                 27           Financial Data Schedule
                 99           Cautionary Statements

           (b) No reports on Form 8-K were filed during the quarter ended January 1, 1999.



Date:          February 16, 1999        /s/ Wallace G. Haislip
               -----------------        ----------------------
                                        Wallace G. Haislip
                                        Senior Vice President - Finance
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and duly
                                        authorized signatory of the Registrant)


                                   12 of 14