Form 10-Q
period 1999-04-02
SCIENTIFIC ATLANTA INC
filed 1999-05-17
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     April 2, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_________________  to ____________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [X]  No____

     As of April 30, 1999, Scientific-Atlanta, Inc. had outstanding 76,479,753 shares of common stock.

                                    1 of 12

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   Three Months Ended                      Nine Months Ended
                                           ----------------------------------     -----------------------------------
                                                April 2,         March 27,            April 2,           March 27,
                                                  1999              1998                1999               1998
                                           ----------------   ---------------     ---------------    ----------------
SALES                                          $ 320,019        $  288,714          $  888,244         $ 877,739

COSTS AND EXPENSES
     Cost of sales                               228,635           197,442             638,669           610,222
     Sales and administrative                     37,589            39,761             119,261           120,047
     Research and development                     27,914            27,316              86,967            80,717
     Interest expense                                209               101                 731               370
     Interest income                              (1,702)           (1,315)             (5,641)           (3,650)
     Other (income) expense, net                  (2,360)              928             (30,309)              814
                                                 -------          --------            --------           -------
     Total costs and expenses                    290,285           264,233             809,678           808,520

EARNINGS BEFORE INCOME TAXES                      29,734            24,481              78,566            69,219

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                       4,060             8,549              25,772            21,565
     Deferred                                      4,860            (1,205)             (2,202)             (799)
                                                 -------          --------            --------           -------

NET EARNINGS                                   $  20,814        $   17,137          $   54,996         $  48,453
                                                 =======          ========            ========           =======


EARNINGS PER COMMON SHARE

     BASIC                                     $    0.27        $     0.22          $     0.71         $    0.62
                                                 =======          ========            ========           =======

     DILUTED                                   $    0.27        $     0.22          $     0.71         $    0.62
                                                 =======          ========            ========           =======



WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING

     BASIC                                        75,859            78,725              76,783            78,619
                                                 =======          ========            ========           =======

     DILUTED                                      78,226            79,664              78,302            79,913
                                                 =======          ========            ========           =======


DIVIDENDS PER SHARE PAID                       $   0.015        $    0.015          $    0.045         $   0.045
                                                 =======          ========            ========           =======

                            SEE ACCOMPANYING NOTES

                                    2 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                        In Thousands
                                                                         ----------------------------------------
                                                                             April 2,                June 26,
                                                                               1999                    1998
                                                                         ---------------          ---------------
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                            $   174,623             $   175,392
       Marketable securities                                                     61,043                  95,947
       Receivables, less allowance for doubtful
          accounts of $9,804,000 at April 2
          and $10,052,000 at June 26                                            283,571                 254,419
       Inventories                                                              178,178                 159,545
       Deferred income taxes                                                     16,665                  18,062
       Other current assets                                                      23,817                  13,133
                                                                             ----------              ----------
          TOTAL CURRENT ASSETS                                                  737,897                 716,498
                                                                             ----------              ----------


    PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                                     21,467                  20,621
       Buildings and improvements                                                35,867                  37,316
       Machinery and equipment                                                  197,787                 193,894
                                                                             ----------              ----------
                                                                                255,121                 251,831
       Less-Accumulated depreciation and amortization                            90,275                  91,804
                                                                             ----------              ----------
                                                                                164,846                 160,027
                                                                             ----------              ----------
    COST IN EXCESS OF NET ASSETS ACQUIRED                                         8,125                   8,825
                                                                             ----------              ----------
    OTHER ASSETS                                                                 63,937                  54,792
                                                                             ----------              ----------
    TOTAL ASSETS                                                            $   974,805             $   940,142
                                                                             ==========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current  maturities of long-term debt                                $       444             $       726
       Accounts payable                                                         111,408                 103,629
       Accrued liabilities                                                      137,289                 139,011
       Income taxes currently payable                                            10,049                  15,302
                                                                             ----------              ----------
          TOTAL CURRENT LIABILITIES                                             259,190                 258,668
                                                                             ----------              ----------


    LONG-TERM DEBT, less current maturities                                         612                     983
                                                                             ----------              ----------

    OTHER LIABILITIES                                                            55,437                  48,495
                                                                             ----------              ----------

    STOCKHOLDERS' EQUITY
       Preferred stock, authorized 50,000,000 shares;
          no shares issued                                                           --                      --
       Common stock, $0.50 par value, authorized
          350,000,000 shares; issued  79,616,712 shares at
          April 2 and 79,207,004 shares at June 26                               39,808                  39,604
       Additional paid-in capital                                               212,767                 195,446
       Retained earnings                                                        451,214                 399,678
       Accumulated other comprehensive income (loss)                                371                    (204)
                                                                             ----------              ----------
                                                                                704,160                 634,524
       Less - Treasury stock, at cost (3,196,246 shares at April 2
          and 122,418 shares at June 26)                                         44,594                   2,528
                                                                             ----------              ----------
                                                                                659,566                 631,996
                                                                             ----------              ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   974,805             $   940,142
                                                                             ==========              ==========

                            SEE ACCOMPANYING NOTES

                                    3 of 12

                  SCIENTIFIC-ATLANTA, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                              April 2,                March 27,
                                                                                1999                    1998
                                                                           ------------         ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $    14,800              $   46,211
                                                                             ---------                 -------

INVESTING ACTIVITIES:
       Proceeds from the sale of marketable securities                          64,450                      --
       Purchases of property, plant, and equipment                             (41,360)                (29,967)
       Proceeds from the sale of a business unit                                    --                  27,059
       Other                                                                       298                     (28)
                                                                             ---------                 -------
       Net cash provided (used) by investing activities                         23,388                  (2,936)
                                                                             ---------                 -------

FINANCING ACTIVITIES:
       Principal payments on long-term debt                                       (653)                  (552)
       Dividends paid                                                           (3,460)                 (3,538)
       Issuance of common stock                                                 30,384                  11,472
       Treasury shares acquired                                                (65,228)                 (7,511)
                                                                             ---------                 -------
       Net cash used by financing activities                                   (38,957)                   (129)
                                                                             ---------                 -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (769)                 43,146

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               175,392                 107,143
                                                                             ---------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   174,623              $  150,289
                                                                             =========                 =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid                                                       $       678              $      320
                                                                             =========                 =======
       Income taxes paid, net                                              $    22,642              $   19,294
                                                                             =========                 =======

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

     B. The company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal 1999 includes fifty-three weeks. The three and nine months ended April 2, 1999 include thirteen and forty weeks, respectively.

     C. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See Exhibit 11.

     D. Other (income) expense for the quarter ended April 2, 1999 included a gain of $1,375 from the adjustment of the company's investment in Broadcom Corp (Broadcom) to market value as required by generally accepted accounting principles.

          Other (income) expense for the nine months ended April 2, 1999 included a $39,750 gain from the adjustment of the company's investment in Broadcom to market value, a $10,880 loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6,250 from the cancellation of a contract under which the company was obligated to supply equipment which, upon resale, the company had estimated losses would be incurred. In addition, during the nine months ended April 2, 1999, the company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There have been no charges to the reserve through April 2, 1999. The company anticipates completing the sale of Control Systems during the first half of fiscal 2000.

          Other (income) expense for the quarter ended March 27, 1998 included a gain from the sale of certain assets of the interdiction business unit and charges from the discontinuance of development of coaxiom systems.

          During the quarter ended March 27, 1998, the company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19,000 cash, Blonder Tongue stock valued at $1,000 and an option to acquire additional shares of Blonder Tongue stock, and the company recorded a pre-tax gain of approximately $9,080. At April 2, 1999, the company had a reserve of approximately $3,618 for potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

          During fiscal 1997, the company decided to decrease its research and development efforts related to coaxiom products because the markets for these products had not developed as quickly as the company previously anticipated. During the quarter ended March 27, 1998, the company decided to discontinue its efforts to develop coaxiom systems and recorded a pre-tax charge of approximately $9,000. The charge related to the disposal of inventory and fixed assets which were associated with the development of coaxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. At April 2, 1999, the company had disposed of the fixed assets and anticipates disposal of the inventory by the end of the 1999 fiscal year. The company had a reserve of approximately $1,030 related to the discontinuance of coaxiom products at April 2, 1999. The company will continue to develop applications and technology for telephony on cable using IP (Internet protocol) telephony which will be used in the company's networks and Explorer(R) 2000 digital interactive set-tops.

                                    5 of 12

NOTES:
(Amounts in thousands, except share data)

          There were no other significant items in other (income) expense for the three and nine months ended March 27, 1998.

          Other (income) expense for the three and nine months ended April 2, 1999 and March 27, 1998 also included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items.

     E.   Inventories consist of the following:     April 2,          June 26,
                                                      1999              1998
                                                  ----------        ----------
          Raw materials and work-in-process      $   116,785       $   113,703
          Finished goods                              61,393            45,842
                                                  ----------        ----------
          Total inventory                        $   178,178       $   159,545
                                                  ==========        ==========

     F. During fiscal 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies and recorded a pre-tax charge of $5,526. During the nine months ended March 27, 1998, the company sold the majority of the net assets of the microwave business unit for $8,059 of cash. No gain or loss was recognized on the transaction. At April 2, 1999, the company had a reserve of approximately $3,428 to adjust the carrying amount of the net assets of the mobile business unit and for potential losses on contracts of the microwave business which were retained by the company, severance costs, and other miscellaneous expenses related to the sale of the microwave business unit. The company anticipates disposal of the net assets of the mobile business by the end of this fiscal year.

     G. During the nine months ended April 2, 1999, the company acquired 4,648,000 shares of its common stock pursuant to a stock buyback program for an aggregate cost of $65,228 and acquired an additional 75,880 shares from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested and the cancellation of unvested, restricted stock. During the nine months ended March 27, 1998, the company purchased 500,000 shares of its common for an aggregate cost of $7,511. The company obtained an additional 73,240 shares of its common stock, primarily from the cancellation of unvested, restricted stock grants. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

     H. The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in fiscal 1999. SFAS No. 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for each period presented includes only foreign currency translation adjustments. The calculation of comprehensive income is as follows:

                                              Three Months Ended                        Nine Months Ended
                                         ---------------------------              ----------------------------
                                           April 2,       March 27,                 April 2,         March 27,
                                             1999           1998                      1999             1998
                                         ------------   ------------              -----------     ------------
     Net earnings                         $   20,814       $  17,137                 $ 54,996        $  48,453

     Other comprehensive income (loss)        (1,219)            (79)                     575             (349)
                                            --------         -------                  -------         --------

     Comprehensive income                 $   19,595       $  17,058                 $ 55,571        $  48,104
                                            ========         =======                  =======         ========

     I. During the fourth quarter of fiscal 1999, the company sold its remaining one million share investment in Broadcom and realized a gain of $12,459. The company also exercised warrants during the fourth quarter of fiscal 1999 to purchase 720,000 shares of common stock of Harmonic Inc. simultaneously sold the 720,000 shares of Harmonic
          Inc. and realized a gain of $16,646.

                                    6 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $660.0 million and cash on hand was $174.6 million at April 2, 1999. Cash decreased $0.8 million from June 26, 1998 as expenditures for the acquisition of shares of the company's common stock, increases in inventory levels and accounts receivable and expenditures for equipment exceeded proceeds from the sale of marketable securities and cash generated from earnings, increases in payables and the issuance of common stock. The current ratio was 2.8:1 at April 2, 1999, approximately the same as June 26, 1998. At April 2, 1999, total debt was $1.5 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity in the company's Juarez, Mexico facility.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended April 2, 1999, were $320.0 million, up 11 percent over the prior year. Strong North American sales growth in Transmission Network Systems' and Subscriber Systems' products and services were offset in part by declines in sales of Satellite products. The growth in Transmission Network Systems was driven by the North American rebuild cycle. The significant increase in sales of digital products was the primary factor in the year-to-year increase in Subscriber Systems. Satellite sales declined in fiscal 1999 as this sector, which relies significantly on international markets, continues to be impacted by the weak economic conditions in Eastern Europe and the Asia Pacific region. International sales were 22 percent of total sales in the quarter ended April 2, 1999 as compared to 25 percent of total sales for the same quarter last year.

     Sales for the nine months ended April 2, 1999 were $888.2 million, up slightly over the prior year. The strong growth in North American sales of Transmission Network Systems' and Subscriber Systems' products described in the preceding paragraph was offset partially by continued weak economic conditions in the Asia Pacific, Eastern Europe and Latin American regions, which negatively impacted Satellite sales. International sales were 22 percent of total sales in the nine months ended April 2, 1999 as compared to 35 percent of total sales last year.

     As anticipated and announced previously, sales of analog set-tops declined in response to the introduction of two-way digital technology. The company expected a decline in analog sales as cable operators establish the ideal mix of analog and digital services in each cable system.

     The GainMaker(TM) product was previously announced as being available for purchase in the third fiscal quarter of 1999, but such product is now expected to be available for purchase in the fourth fiscal quarter of 1999.

     Gross margins were 28.6 percent and 28.1 percent for the three and nine months ended April 2, 1999, 3.0 percentage points and 2.4 percentage points lower than the comparable periods of the prior year. Margins on digital set-tops, which were lower than the company average, offset gains from cost reductions from the transfer of RF (radio frequency) production to Juarez, Mexico from Norcross, Georgia.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of approximately twelve months.

     Increases in operating expenses relative to last year are due in part to the fact that the nine months ended April 2, 1999 included forty weeks, as compared to the normal thirty-nine week period in the prior year.

     Research and development expenses were $27.9 million and $87.0 million for the three and nine months ended April 2, 1999, respectively, reflecting the company's continued investment in research and development programs to support new product initiatives, particularly digital products. The company capitalized software development costs of $1.0 million and $2.4 million during the three and nine months ended April 2, 1999, respectively. There were no non-recurring engineering costs capitalized during the nine months ended April 2, 1999. During the three and nine months ended March 27, 1998, the company capitalized software development costs of $0.4 million and $1.8 million and capitalized non-recurring engineering costs of $6.2 million during the nine months ended March 27, 1998. Research and development spending, including capitalized software development costs and non-recurring engineering, was approximately $30 million in each of the three month periods ended April 2, 1999 and March 27, 1998 and approximately $90 million in each of the nine month periods ended April 2, 1999 and March 27, 1998.

                                    7 of 12

     Sales and administrative expenses were $2.2 million lower in the three months ended April 2, 1999 as compared to the same quarter of the prior year due primarily to the benefits realized in the third quarter of fiscal 1999 from the previously announced re-sizing of the Satellite businesses. These lower expenses were offset partially by increased marketing efforts related to digital video products and Prisma(TM) Digital Transport products. Sales and administrative expenses for the nine months ended April 2, 1999 were flat as compared to the prior year. Benefits from the re-sizing of the Satellite businesses were offset by increased marketing efforts related to digital video products and Prisma Digital Transport products and an additional week in the nine month period ended April 2, 1999 as compared to the prior year.

     Other (income) expense for the quarter ended April 2, 1999 included a gain of $1.4 million from the adjustment of the company's investment in Broadcom Corp (Broadcom) to market value as required by generally accepted accounting principles.

     Other (income) expense for the nine months ended April 2, 1999 included a $39.7 million gain from the adjustment of the company's investment in Broadcom to market value, a $10.9 million loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6.2 million from the cancellation of a contract under which the company was obligated to supply equipment which, upon resale, the company had estimated losses would be incurred. In addition, during the nine months ended April 2, 1999, the company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6.2 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There have been no charges to the reserve through April 2, 1999. The company anticipates completing the sale of Control Systems during the first half of fiscal 2000.

     Other (income) expense for the quarter ended March 27, 1998 included a gain from the sale of certain assets of the interdiction business unit and charges from the discontinuance of development of coaxiom systems.

     During the quarter ended March 27, 1998, the company sold the inventory, manufacturing assets and intellectual property of the interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19.0 million cash, Blonder Tongue stock valued at $1.0 million and an option to acquire additional shares of Blonder Tongue stock, and the company recorded a pre-tax gain of approximately $9.1 million. At April 2, 1999, the company had a reserve of approximately $3.6 million for potential post-closing sales price adjustments and other miscellaneous expenses related to the sale.

     During fiscal 1997, the company decided to decrease its research and development efforts related to coaxiom products because the markets for these products had not developed as quickly as the company previously anticipated. During the quarter ended March 27, 1998, the company decided to discontinue its efforts to develop coaxiom systems and recorded a charge of approximately $9.0 million. The charge related to the disposal of inventory and fixed assets which were associated with the development of coaxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. At April 2, 1999, the company had disposed of the fixed assets and anticipates disposal of the inventory by the end of the fiscal year. The company had a reserve balance of approximately $1.0 million related to the discontinuance of coaxiom products at April 2, 1999. The company will continue to develop applications and technology for telephony on cable using IP (Internet protocol) telephony which will be used in the company's networks and Explorer(R) 2000 digital interactive set-tops.

     There were no other significant items in other (income) expense for the three and nine months ended March 27, 1998.

     Other (income) expense for the three and nine months ended April 2, 1999 and March 27, 1998 also included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items.

     During fiscal 1997, the company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the company's core business strategies and recorded a pre-tax charge of $5.5 million. During the nine months ended March 27, 1998, the company sold the majority of the net assets of the microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction. At April 2, 1999, the company had a reserve of approximately $3.4 million to adjust the carrying amount of the net assets of the mobile business unit and for potential losses on contracts of the microwave business which were retained by the company, severance, and other miscellaneous expenses related to the sale of the microwave business unit. The company anticipates disposal of the net assets of the mobile business by the end of this fiscal year.

                                    8 of 12

     In the fourth quarter of fiscal 1998, the company recorded charges of $23.4 million in connection with a restructuring plan. These charges included $10.2 million and $3.2 million for fixed assets to be abandoned and expenses related to the cancellation of leases, respectively, as a result of the consolidation of operations, $5.2 million for severance, and $4.8 million for impairment of certain assets and other miscellaneous expenses. The company began implementation of the restructuring plan during fiscal 1998. The company incurred severance costs of $1.0 million and other miscellaneous expenses of $0.2 million related to the restructuring plan which were charged to the reserve in the fourth quarter of fiscal 1998.

     During fiscal 1999, the company continued the implementation of its restructuring plan. Production of the RF amplifier was transferred to the company's high volume, low cost manufacturing facility in Juarez, Mexico from Norcross, Georgia; the consolidation of the production of headend equipment from Vancouver, British Columbia to Norcross, Georgia was substantially completed. The Melbourne, Florida satellite services Network Operations Center (NOC) and research and development facility were relocated to Norcross, Georgia; Satellite Networks and Communications and Tracking Systems business units were combined and re-sized downward, and the consolidation of operations in Norcross, Georgia was substantially completed. During fiscal 1999, the company incurred expenses of $0.7 million related to the cancellation of leases, severance costs of $3.0 million, and $1.4 million of miscellaneous expenses related to the implementation of its restructuring plan. These expenses were charged to the restructuring reserves recorded in the fourth quarter of fiscal 1998. The company had a balance of $4.7 million related to the restructuring plan at April 2, 1999. The company anticipates that the restructuring plan will be substantially completed by the end of fiscal 1999.

     The company's effective income tax rate was 30 percent for the quarter and nine months, unchanged from the prior year.

     Net earnings for the three months ended April 2, 1999 were $20.8 million, up $3.7 million over the prior year. Higher sales volume and lower operating expenses year-over-year were offset in part by lower gross margins on digital products. Net earnings for the nine months ended April 2, 1999 were $55.0 million, up $6.5 million over the prior year. An after-tax gain of $20.2 million from the company's investment in Broadcom was partially offset by lower gross margin rates and increased operating expenses.

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

     The company commenced testing of its IT systems and Non-IT systems in the first calendar quarter of 1999. To date, such testing has not revealed any significant Year 2000 issues.

     Certain products currently sold by the company contain computer programs that perform date functions or date calculations. The company has evaluated its products and is continuing to evaluate its products, and, based on its investigation to date, the company believes that the products it currently sells (except third party software included in the company's digital network control system) are Year 2000

                                    9 of 12
compliant, provided that they are upgraded to include all recommended and available engineering changes. However, the company's products are often used by its customers in systems that contain third party products or products supplied by the company in prior years. Therefore, even though the company's current products may be Year 2000 compliant, the failure of such third party products or historical company-supplied products to be Year 2000 compliant, or to properly interface with the company's current products, may result in a system failure. Certain products that the company no longer offers for sale are not Year 2000 compliant, and the company has no plans to upgrade them. However, the company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 (and higher versions) software which is currently available for purchase. Additionally, the company is actively working with its third party software provider to remedy the Year 2000 issues in the software included in the company's digital network control system. Such System Release 4.6 (and higher versions) software is expected to remedy the Year 2000 problems of System Manager products historically sold by the company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. A customer's failure to upgrade its System Manager products and related equipment to System Release 4.6 (or higher version) software and related equipment may result in such customer having critical Year 2000 problems. Under certain limited circumstances, the company may incur expense to help remedy such customer's critical Year 2000 failure.

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

     The company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer and the Chairman of the Corporate Operating Committee) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the company that have Year 2000 issues, and (c) evaluating the company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is almost completed and is expected to be totally completed during the second calendar quarter of 1999. Phase III involves testing of the company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III is under way and is expected to be completed in the second or third calendar quarter of 1999. Last, Phase IV involves implementation of the company's contingency plans. Several contingency plans are currently being implemented and will continue to be implemented through the remainder of calendar year 1999.

     The company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems, critical Non-IT systems, or products sold by the company (including any delay in the deployment of software releases related to either the System Manager upgrades or the upgrade of the third party software included in the digital network control system) could have a material adverse effect on the company's financial condition or results of operations. As widely publicized, Year 2000 Compliance has many issues and aspects, not all of which the company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the company, some of which could be material.

     Many of the company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above. The company is relying on the investigations and statements of many employees, consultants and third parties in making the above forward-looking statements and such investigations or statements may not be accurate.

                                   10 of 12

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


Prisma and GainMaker are trademarks of Scientific-Atlanta, Inc. and Explorer is a registered trademark of Scientific-Atlanta, Inc.

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

Firmly committed purchase exposure and related derivative contracts through April 2, 2000 are as follows:

                                          Japanese          Canadian
                                             Yen             Dollar
                                          ---------         --------
                                  (In thousands, except per dollar amounts)

     Firmly committed purchase
        contracts                          5,000,000          3,920
     Notional amount of forward
        exchange contracts                 3,976,000          3,920
     Average contract amount
        (Foreign currency/
          United States dollar)               119.79          1.494

The company has no derivative exposure beyond April 2, 2000.

                                   11 of 12

                          PART II - OTHER INFORMATION

Item 4
------

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

            (a)   Exhibits.

                  Exhibit No.           Description
                  -----------           -----------

                      3.1        By-Laws of Scientific-Atlanta, Inc.
                     10.1        Scientific-Atlanta, Inc. 1996
                                   Employee Stock Option Plan
                     10.2        Long-Term Incentive Plan
                                   of Scientific-Atlanta, Inc.
                     10.3        Form of First Amendment to
                                   Severance Protection Agreement
                                   by and between Scientific-Atlanta, Inc.
                                   and Certain Executives
                     10.4        Scientific-Atlanta, Inc. Retirement
                                   Plan for Non-Employee Directors
                     10.5        Scientific-Atlanta, Inc. Annual
                                   Incentive Plan for Key Employees
                     10.6        Scientific-Atlanta, Inc. Senior
                                   Officer Annual Incentive Plan
                     10.7        Deferred Compensation Plan for
                                   Non-Employee Directors of Scientific-
                                   Atlanta, Inc.
                     10.8        1985 Executive Deferred Compensation
                                   Plan of Scientific-Atlanta, Inc.
                     10.9        Scientific-Atlanta Executive Deferred
                                   Compensation Plan
                     10.10       Scientific-Atlanta, Inc. Supplemental
                                   Executive Retirement Plan
                     10.11       Letter Amendment to Credit and Investment
                                   Agreement among Scientific-Atlanta, Inc.,
                                   Wachovia Bank, N.A. and Wachovia Capital
                                   Markets, Inc.
                     10.12       Amendment to Credit and Investment Agreement
                                   among Scientific-Atlanta, Inc., Wachovia
                                   Bank, N.A. and Wachovia Capital
                                   Markets, Inc.
                     10.13       Second Amendment to Credit and Investment
                                   Agreement among Scientific-Atlanta, Inc.,
                                   Wachovia Bank, N.A. and Wachovia Capital
                                   Markets, Inc.
                     10.14       Fourth Amendment to Credit Agreement between
                                   Scientific-Atlanta, Inc. and NationsBank,
                                   N.A. and other lenders
                     10.15       Non-Employee Directors Stock Option Plan
                     10.16       First Amendment to Lease Agreement between
                                   Scientific-Atlanta, Inc. and Wachovia
                                   Capital Markets, Inc.
                     10.17       Second Amendment to Lease Agreement between
                                   Scientific-Atlanta, Inc. and Wachovia
                                   Capital Markets, Inc.
                     11          Computation of Earnings Per Share
                     27          Financial Data Schedule
                     99          Cautionary Statements

            (b) No reports on Form 8-K were filed during the quarter ended April 2, 1999.


Date: May 17, 1999
      -------------
                                           /s/ Wallace G. Haislip
                                           -------------------------------------
                                           Wallace G. Haislip
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and duly
                                           authorized signatory of the
                                           Registrant)

                                   12 of 12