Form 10-K405
period 1999-07-02
SCIENTIFIC ATLANTA INC
filed 1999-09-24
CIK 87777

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ---------------------

        Common Stock, par value                 New York Stock Exchange
            $0.50 per share

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

                                                            Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 1, 1999, was approximately $4,061,250,360.

As of September 1, 1999, the Registrant had outstanding 78,165,390 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

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

        The Company operates primarily in two reportable business segments:
Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consists of satellite network and satellite television network systems.

        The Company has evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. The Broadband segment includes modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers and analog and digital set-top terminals that enable television sets to receive all channels transmitted by cable television system operators. Proprietary software used in the terminals, as well as system manager software at the headend system or at the transmission level, was developed by the Company and is updated from time to time. The products in the Broadband segment also include receivers, transmitters, distribution amplifiers, signal encoders and decoders, controllers, optical amplifiers, source lasers, digital video compression and transmission equipment and fiber optic distribution equipment.

        The Company's analog set-tops include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units. Sales of analog set-tops constituted approximately 24% of the Company's total sales for fiscal year 1999, and approximately 33% and 30% of such sales in each of fiscal years 1998 and 1997, respectively. Sales of digital set-tops constituted approximately 15% and 1% of the Company's total sales in 1999 and 1998, respectively, and less than 1% of total sales in 1997. The Company's new Explorer(R) 2000 digital set-tops will enable subscribers to access new services to be developed such as e-mail over television, video-on-demand, Web browsing, Internet Protocol (IP) telephony, and various types of electronic commerce. For Explorer 2000 digital set-tops to be enabled to provide the above-described services, the set-tops must be utilized in an advanced, interactive, two-way, digital cable network, which the Company sells.

        Transmission products in the Broadband segment include RF (radio frequency) amplifiers, line extenders, opto-electronic transmitters and amplifiers, taps, and passives, which transmit signals via coaxial cable or fiber optics from the cable operator to the end-user customer. These products enable operators to transmit video and data over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF distribution products constituted approximately 16% of the Company's total sales for fiscal 1999, and approximately 18% and 19% of such sales in fiscal years 1998 and 1997, respectively.

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

        The Company's Broadband products, both analog and digital, are being utilized by the Company's traditional cable operator customers to upgrade their networks to provide new services and by the telephone companies to build new video, voice and data networks.

        The products in the Satellite segment include tracking and telemetry equipment, earth observation satellite ground stations, and intercept systems. The Company produces telemetry instruments, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object. The Company's long experience with advanced satellite tracking technologies has enabled it to offer a range of gateways, network management centers, transceivers and services for the emerging low earth orbiting (LEO) satellite communications markets.

        The Company's satellite earth stations receive and transmit signals for video, voice and data and are utilized in satellite-based telephone, data and television distribution networks. Some of these earth stations are part of national and international communications systems which communicate by means of a satellite with earth stations in other countries or with other earth stations in the same national network. Earth stations in these systems may be connected with local telephone, television or other terrestrial communications networks. The Company's earth stations, signal encoders and decoders, packet switches and controllers are also used in private business networks for the exchange of audio, video and data via satellite among various office, manufacturing and sales facilities and for the delivery of television programming to hotels, motels and apartment complexes. The Company's data communications product offerings include private interactive data systems using VSAT (very small aperture terminal) technology. These products, and integrated systems and networks using these and other products, are sold to cable television system operators, telephone companies, communications carriers, communications network operators and multi-facility business organizations which use communications satellites for intracompany communications. These products are also sold to programmers and broadcasters to transmit their programs to viewers.

        See the Consolidated Financial Statements included in this Form 10-K for information concerning the Company's total sales, profits and assets by segment.

Services

        The Company has consolidated most of its service functions into a single service organization, with its goal being to ensure effective post-sale service for customers using its products, whether such products are under warranty or no longer under warranty. This service organization offers a variety of maintenance and service contracts to customers using products manufactured or sold by the Company, in addition to providing systems integration, installation, and professional services. Through a partially-owned subsidiary, Advanced Broadband System Services, Inc., the Company provides a wide range of services to the cable television industry, including turnkey installation services for customers such as Tele-Communications Inc. ("TCI").

Marketing and Sales

        The Company's products are sold primarily through its own sales personnel who work out of offices in metropolitan Atlanta and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and independent distributors. In addition to direct sales by the Company, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of both the Company's Broadband and Satellite products are also made to independent system integrators, distributors and dealers who resell the products to customers. The Company's management personnel are also actively involved in marketing and sales activities.

        International sales constituted 22% of the Company's total sales for fiscal year 1999 and 32% and 37% of total sales in fiscal years 1998 and 1997, respectively. Substantially all of these sales were export sales. See Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-K.

        Sales of products to Time Warner, Inc. and its affiliates were 16% of the Company's total sales in fiscal 1999 and were 11% of total sales in each of fiscal 1998 and 1997. Sales of products to MediaOne and its affiliates were 14% of the Company's total sales in fiscal 1999, were 11% of total sales in fiscal 1998 and were less than 10% of total sales in 1997. Sales to these two customers were principally Broadband products. No other customer accounted for 10% or more of the Company's sales in any of the three years.

Backlog

        The Company's backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. The Company's backlog as of July 2, 1999 and June 26, 1998 was as follows:

                                                           1999         1998
                                                       ------------ ------------
   Broadband.......................................... $448,456,000 $395,307,000
   Satellite..........................................   80,862,000   90,467,000
   Corporate and Other................................       90,000      370,000
                                                       ------------ ------------
    Total............................................. $529,408,000 $486,144,000
                                                       ============ ============

        The Company believes that approximately 90% of the backlog existing at July 2, 1999, will be shipped within the succeeding fiscal year. With respect to long-term contracts, the Company includes in its backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of the Company's backlog at any time does not reflect expected revenues for any fiscal period.

Product Research and Development and Patents

        The Company conducts an active research and development program to strengthen and broaden its existing products and systems and to develop new products and systems. The Company's development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in the Company's markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to the Company. In addition, the Company develops specific applications related to its present technology. Expenditures in fiscal 1999, 1998 and 1997 were principally for development of commercial digital cable products and satellite network products. In fiscal 1999, 1998 and 1997, the Company's research and development expenses were approximately $117.3 million, $111.5 million and $114.3 million, respectively.

        The Company holds patents with respect to certain of its products and actively seeks to obtain patent protection for significant inventions and developments. Patents are important to both segments.

Manufacturing

        Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of the Company's products include precision electronic components requiring close tolerances, the Company maintains rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly reviews its overall production techniques to enhance productivity and reliability. The Company's analog set-tops and taps and passives hardware for the cable television industry are manufactured primarily by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, the Company commenced its own manufacturing of high volume products in fiscal year 1995 in its Juarez, Mexico facility. The Company manufactures a variety of products in the Juarez facility, including its digital set-tops and a portion of its advanced analog set-tops. Also, during the second quarter of fiscal 1999, the Company transferred the RF amplifier product line to the Juarez manufacturing facility from its Norcross, Georgia manufacturing facility. During fiscal 1999, the Company also moved (i) its cable headend manufacturing operation from its Vancouver, British Columbia facility to its Norcross, Georgia manufacturing facility, and (ii) its satellite services Network Operations Center (NOC) (including the related research and development facility) from Melbourne, Florida to Norcross, Georgia.

Materials and Supplies

        The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd and Zinwell Corporation, Taiwanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and STMicroelectronics, for any significant portion of the materials used in the products it manufactures or for the products it sells. From time to time, the Company experiences shortages of certain electronic components from its suppliers. These shortages have not had, and are not expected to have, a material effect on the Company's operations.

Employees

        As of July 2, 1999, the Company employed approximately 6,502 regular full-time and part-time employees and approximately 338 additional workers employed through temporary employment agencies. The Company believes its employee relations are satisfactory.

Competition

        The businesses in which the Company is engaged are highly competitive. In the Broadband segment, the Company competes with a small number of equipment suppliers, most of which specialize in the production and sale of equipment to cable television system operators. In the Satellite segment, the Company competes with a large number of companies, most of which have substantially greater resources and a larger number of products than the Company. The Company believes that its ability to compete successfully results from its marketing strategy, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by its sales personnel.

Forward-Looking Information

        This Form 10-K, the 1999 Annual Report, any Form 10-Q or any Form 8-K of the Company or any written or verbal statements made by representatives of the Company may include "forward-looking statements." Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

Item 2. Properties

        The Company owns and uses in its operations offices and manufacturing facilities in metropolitan Atlanta, Georgia; Naperville, Illinois and Juarez, Mexico, which comprise six sites containing a total of approximately 672,000 square feet, of which approximately 250,000 square feet are located at the Juarez manufacturing facility.

        The Company also owns (i) approximately 130 acres of land in Gwinnett County, Georgia, where antenna test ranges and a hub station used in providing interactive data communications services are located, (ii) approximately 219 acres of land in Walton County, Georgia, held for possible future antenna test range expansion, and (iii) approximately 282 acres of land in Gwinnett County, Georgia, held for development of a consolidated office site for the Company. The first phase of this consolidated office site, a 300,000 square foot engineering and office facility, was completed in the third quarter of fiscal 1999 utilizing a long-term operating lease arrangement. The Company presently leases two buildings in San Diego County, California, neither of which is required for present operations, and both of which are under sublease to other tenants.

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

        The Company has consolidated the operations formerly conducted in Vancouver to Norcross, Georgia and subleases a portion of this space to other tenants. The Company also leases laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Cupertino, California; Phoenix, Arizona; El Paso, Texas; Sonderborg, Denmark; Toronto, Ontario; Vancouver, British Columbia; Frankfurt, Germany; and Manchester, United Kingdom, and the Company leases sales and service offices in 28 domestic and foreign cities.

Item 3. Legal Proceedings

        The Company is not currently a party to any legal proceedings which are expected to have a material adverse impact on the Company or its operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended July 2, 1999.

Item 4A.Executive Officers of the Company

        The following persons are the executive officers of the Company:

                               Executive
   Name                  Age Officer Since Present Office
   ----                  --- ------------- --------------
   James F. McDonald      59     1993      President and Chief Executive
                                           Officer
   Conrad Wredberg, Jr.   58     1995      Senior Vice President and Chief
                                           Operating Officer
   J. Lawrence Bradner    48     1999      Senior Vice President; President,
                                           Worldwide Services
   Dwight B. Duke         47     1997      Senior Vice President; President,
                                           Transmission Networks
   William E. Eason, Jr.  56     1993      Senior Vice President, General
                                           Counsel and Corporate Secretary
   H. Allen Ecker         63     1979      Senior Vice President; President,
                                           Subscriber Networks
   Larry L. Enterline     46     1997      Senior Vice President
   Wallace G. Haislip     50     1998      Senior Vice President, Chief
                                           Financial Officer and Treasurer
   Brian C. Koenig        52     1988      Senior Vice President, Human
                                           Resources
   John H. Levergood      65     1992      Senior Vice President
   Robert C. McIntyre     49     1999      Senior Vice President and Chief
                                           Technical Officer
   Julian W. Eidson       59     1978      Vice President and Controller
   Stephen K. Necessary   43     1998      Vice President, Marketing

        Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

        Mr. Wredberg joined the Company in 1995 and was elected to the position of Vice President in May 1995. In November 1995, Mr. Wredberg was elected as a Senior Vice President of the Company, and in January 1997, Mr. Wredberg was appointed Chairman of Corporate Operating Committee. In May 1999, Mr. Wredberg was elected Chief Operating Officer of the Company. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semi-conductors, from 1985 until 1995.

        Mr. Bradner joined the Company in August 1999. Mr. Bradner served as Chairman and Chief Executive Officer of Syntellect, Inc. from March 1996 to May 1999. Mr. Bradner was Chairman and Chief Executive Officer of Pinnacle Investment Associates and its wholly-owned subsidiary, Telecorp Systems, Inc., from January 1991 to March 1996. Mr. Bradner was employed by the Company from 1977 to 1990, where he held various management positions and was elected Vice President in 1987.

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

        Mr. McIntyre was employed by the Company from 1991 through 1997. He served as a Vice President of the Company from February 1995 through November 1995 and as a Senior Vice President of the Company from November 1995 through September 1997. From September 1997 through November 1998, Mr. McIntyre served as Chief Operating Officer and as Chief Executive Officer from July 1998 to November 1998 of Avex, Inc. Mr. McIntyre re-joined the Company as an employee in February 1999 and was elected Senior Vice President and Chief Technical Officer in May 1999.

        Mr. Necessary was elected to the position of Vice President, Marketing on April 23, 1998. From October 1995 until April 1998, Mr. Necessary held a variety of management positions in the Company. Prior to joining the Company, Mr. Necessary worked with ANTEC Corp. from February 1991 to October 1995, where his final position was President of the Products Group.

        All other executive officers have been employed by the Company in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Matters

        The Common Stock of the Company is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of the Company's Common Stock at September 1, 1999, was 6,179.

        It has been the policy of the Company to retain a substantial portion of its earnings to finance the expansion of its business. In 1976 the Company commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by the Company. During fiscal years 1998 and 1999, the Company paid a $.015 dividend per share each quarter.

        Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1999 and 1998 is included in Note 6 of the Notes to Financial Statements included in this Report.

Item 6. Selected Financial Data

        Selected Financial Data is set forth on page 28 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion of Consolidated Statement of Financial Position, of Consolidated Statement of Earnings and Comprehensive Income, and of Consolidated Statement of Cash Flows are set forth on pages 13 and 14, 16 through 23, and 26 of this Report, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        For the information required for this Item 7A, see Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of the Company and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 12 through 46 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    (1) The consolidated financial statements listed below are included on pages 12 through 45 of this Report.

           Report of Independent Public Accountants.

           Consolidated Statement of Financial Position as of July 2, 1999 and June 26, 1998.

           Consolidated Statement of Earnings and Comprehensive Income for each of the three years in the period ended July 2, 1999.

           Consolidated Statement of Cash Flows for each of the three years in the period ended July 2, 1999.

           Notes to Consolidated Financial Statements.

    (2)  Financial Statement Schedule:

                                                                         Page
                                                                         ----
        Schedule II  Valuation and Qualifying Accounts for Each of the
                     Three Years in the Period ended July 2, 1999.        46

           All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibits:

    (3) (a) The Composite Statement of Amended and Restated Articles of Incorporation of the Company is incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997.

        (b)  The By-laws of the Company, as amended.

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

    (10)     Material Contracts:

        (a) The following material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended July 1, 1994:

                (i) Form of Severance Protection Agreement between the Company and Certain Officers and Key Employees.*

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

        (c) The following amendments to the Credit Agreement described in item (b) above are incorporated by reference to the Company's report on Form 10-K for its fiscal year ended June 28, 1996:

                (i) First Amendment, dated as of December 29, 1995, to the Credit Agreement.

                (ii) Letter Amendment, dated as of April 5, 1996, to the Credit Agreement.

                (iii) Second Amendment, dated as of June 28, 1996, to the Credit Agreement.

     (d) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on December 27, 1996:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and James F. McDonald.*

     (e) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on March 11, 1997:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and Larry L. Enterline.*

     (f) The following amendment to the Credit Agreement described in item
         (b) above is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

                (i) Third Amendment, dated as of January 27, 1997, to the
                    Credit Agreement.

     (g) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997:

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

                (iii) Lease Agreement, dated as of July 30, 1997, between
                      Wachovia Capital Markets, Inc. and the Company.

                (iv) Acquisition, Agency, Indemnity and Support Agreement
                     between the Company and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

                (v) Ground Lease, dated as of July 30, 1997, between the
                    Company and Wachovia Capital Markets, Inc.

                (vi) Scientific-Atlanta, Inc. 1981 Incentive Stock Option
                     Plan, as amended.*

                (vii) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option
                      Plan for Key Employees, as amended.*

     (h) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 26, 1998:

                (i) Scientific-Atlanta, Inc. Stock Plan for Non-Employee
                    Directors, as amended and restated.*

                (ii) Scientific-Atlanta, Inc. Restoration Retirement Plan, as
                     amended.*

                (iii) Letter Amendment, dated as of April 24, 1998, to the
                      Credit Agreement described in item (b) above.

     (i) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1999:

                (i) Form of First Amendment of Severance Protection Agreement
                    by and between Scientific-Atlanta, Inc. and Certain Executives*

                (ii) Scientific-Atlanta, Inc. Retirement Plan for Non-Employee
                     Directors*

                (iii) Scientific-Atlanta, Inc. Annual Incentive Plan for Key
                      Employees as amended and restated*

                (iv) 1985 Executive Deferred Compensation Plan of Scientific-
                     Atlanta, Inc., as amended and restated*

                (v) Letter Amendment to Credit and Investment Agreement among
                    Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vi) Amendment to Credit and Investment Agreement among
                     Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vii) Second Amendment to Credit and Investment Agreement
                      among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (viii) Fourth Amendment to Credit Agreement between
                       Scientific-Atlanta, inc. and NationsBank, N.A. and other lenders

                (ix) First Amendment to Lease Agreement between Scientific-
                     Atlanta, Inc. and Wachovia Capital Markets, Inc.

                (x) Second Amendment to Lease Agreement between Scientific-
                    Atlanta, Inc. and Wachovia Capital Markets, Inc.

     (j) Executive Deferred Compensation Plan, as amended and restated.*

     (k) Supplemental Executive Retirement Plan, as amended and restated.*

     (l) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as amended and restated.*

     (m) Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan, as amended and restated.*

     (n) Deferred Compensation Plan for Non-Employee Directors, as amended and restated.*

     (o) Non-Employee Directors Stock Option Plan, as amended and restated.*

     (p) Amended and Restated Credit Agreement, dated as of May 7, 1999, by and among the Company and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

     (q) Amendment No. 1 to the Amended and Restated Credit Agreement by and among the Company and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

    (23)  Consent of Independent Public Accountants.

    (27)  Financial Data Schedule.

    (99)  Cautionary Statements.
--------
* Indicates management contract or compensatory plan or arrangement.

Report of Independent Public Accountants

To the Stockholders of Scientific-Atlanta, Inc.:

       We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of July 2, 1999, and June 26, 1998 and the related consolidated statements of earnings and comprehensive income and cash flows for each of the three years in the period ended July 2, 1999 appearing on pages 15, 25, and 27, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of July 2, 1999 and June 26, 1998 and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1999 in conformity with generally accepted accounting principles.

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

                                       ARTHUR ANDERSEN LLP

Atlanta, Georgia
August 5, 1999

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

       Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of July 2, 1999, is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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

[Signature of James F. McDonald        [Signature of Wallace G. Haislip
       appears here]                           appears here]
James F. McDonald                      Wallace G. Haislip
President and Chief Executive          Senior Vice President - Finance,
Officer                                Chief Financial Officer and
                                       Treasurer

Management's Discussion of Consolidated Statement of Financial Position

The Company had stockholders' equity of $738.2 million and cash and cash equivalents of $300.5 million at July 2, 1999. The current ratio was 3.1:1 at July 2, 1999 compared to 2.8:1 at June 26, 1998.

Marketable securities consist of investments in common stock and are reported at market value. The decline in marketable securities in 1999 as compared to 1998 is due to sales of a significant portion of the portfolio in 1999. See Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income.

Receivables were $290.3 million at year-end, compared to $254.4 million at the prior year-end. Average days sales outstanding were 81 in fiscal 1999, as compared to 75 days in the prior year. The allowance for doubtful accounts of $8.2 million decreased $1.9 million reflecting improved collections on receivables from customers in the Asia Pacific region, which continues to experience currency and other economic crises.

Inventory turnover was 4.9 times in 1999, compared to 4.3 in the prior year.
   The improvement in inventory turnover was due to lower average inventory balances in 1999 as compared to 1998 reflecting management's effort to improve working capital by reducing inventory levels and higher sales volume in 1999.

Current deferred income taxes increased $19.1 million in fiscal 1999 primarily due to the elimination of deferred tax liabilities, which were included in 1998, as a result of gains realized on the sale of marketable securities for book purposes which were deferred for tax purposes in 1998.

Other current assets of $11.8 million include license fees, prepaid taxes, other than income taxes, land held for sale, prepaid software maintenance fees and other miscellaneous prepaid expenses.

Net property, plant and equipment decreased $2.5 million in 1999 due primarily to disposals related to the restructuring and consolidation of certain satellite business units and worldwide manufacturing operations. Capital additions of $51.4 million included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico.

Non-current marketable securities consist of investments in common stock and are reported at market value. During fiscal 1999, the Company recorded an unrealized gain of $12.4 million on these securities due to market value appreciation which is included in accumulated other comprehensive income.

Other assets, which include license fees, investments, intellectual property, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses, decreased $4.9 million in 1999 due primarily to the amortization of license fees and other intangible assets.

Total borrowings at year-end amounted to $0.8 million, $0.9 million lower than the prior year. The borrowings consist primarily of financing for equipment. Details of borrowings are shown in Note 8.

Accounts payable were $137.1 million at year-end, up from $103.6 million last year. The increase reflects the higher inventory levels at the end of fiscal 1999 as compared to the prior year. Days in accounts payable of 47 in fiscal 1999 was approximately the same as fiscal 1998.

Accrued liabilities of $125.0 million include accruals for restructuring and consolidation of manufacturing operations, compensation, warranty and service obligations, customer down-payments, royalties and taxes, excluding income taxes. The decrease in the accruals is due primarily to charges to provisions made in fiscal 1998 relating to the restructuring and the consolidation of manufacturing operations and certain satellite business units and other one-time charges. See Management's Discussion of Consolidated Statement of Earnings and Notes 3 and 9 for additional information.

Management's Discussion of Consolidated Statement of Financial Position (Continued)


Other liabilities of $55.9 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 10 for details.

Stockholders' equity was $738.2 million at the end of 1999, up $106.1 million over the prior year. Net earnings of $102.3 million, $66.1 million from the issuance of common stock pursuant to employee benefit plans and a $7.5 million increase in accumulated comprehensive income were partially offset by the repurchase of 4,648,000 shares of the Company's stock for $65.2 million and dividend payments of $4.6 million. See Note 19 for details.

Consolidated Statement of Financial Position

                                                             In Thousands
                                                          -------------------
                                                             1999      1998
-----------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                            $  300,454 $175,392
     Marketable securities                                     2,438   95,947
     Receivables, less allowance for doubtful accounts of
      $8,160,000 in 1999 and $10,052,000 in 1998             290,274  254,419
     Inventories                                             189,354  159,545
     Deferred income taxes                                    37,130   18,062
     Other current assets                                     11,811   13,133
                                                          ---------- --------
      Total current assets                                   831,461  716,498
                                                          ---------- --------
   Property, plant, and equipment, at cost
     Land and improvements                                    21,161   20,621
     Buildings and improvements                               31,802   37,316
     Machinery and equipment                                 197,326  193,894
                                                          ---------- --------
                                                             250,289  251,831
     Less - accumulated depreciation and amortization         92,751   91,804
                                                          ---------- --------
                                                             157,538  160,027
                                                          ---------- --------
   Cost in excess of net assets acquired                       7,900    8,825
                                                          ---------- --------
   Non-current marketable securities                          15,883      500
                                                          ---------- --------
   Other assets                                               49,492   54,373
                                                          ---------- --------
   Total Assets                                           $1,062,274 $940,223
                                                          ========== ========
-----------------------------------------------------------------------------

Liabilities and Stockholders' Equity

   Current liabilities
     Current maturities of long-term debt                  $      416 $    726
     Accounts payable                                         137,146  103,629
     Accrued liabilities                                      125,038  139,011
     Income taxes currently payable                             5,211   15,302
                                                           ---------- --------
      Total current liabilities                               267,811  258,668
                                                           ---------- --------
   Long-term debt, less current maturities                        370      983
                                                           ---------- --------
   Other liabilities                                           55,927   48,495
                                                           ---------- --------
   Commitments and contingencies (Note 15)
   Stockholders' equity
     Preferred stock, authorized 50,000,000 shares; no
      shares issued                                               --       --
     Common stock, $0.50 par value, authorized 350,000,000
      shares, issued 79,616,712 shares in 1999 and
      79,207,004 shares in 1998                                39,808   39,604
     Additional paid-in capital                               226,390  195,446
     Retained earnings                                        497,403  399,678
     Accumulated other comprehensive income (loss), net of
      taxes of $4,921,000 in 1999 and $(81,000) in 1998         7,379     (123)
                                                           ---------- --------
                                                              770,980  634,605
     Less - Treasury stock, at cost (2,269,646 shares in
      1999 and 122,418 shares in 1998)                         32,814    2,528
                                                           ---------- --------
                                                              738,166  632,077
                                                           ---------- --------
   Total Liabilities and Stockholders' Equity              $1,062,274 $940,223
                                                           ========== ========

--------------------------------------------------------------------------------
See accompanying notes.

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income

The Consolidated Statement of Earnings and Comprehensive Income summarizes the
   Company's operating performance over the last three years, during which time the Company has accelerated development of new products, particularly the development, deployment, production and qualification of the Company's interactive digital networks at customer sites in North America, and continued its expansion into international markets.

Earnings from continuing operations were $102.3 million, or $1.30 per share as compared to $80.8 million, or $1.02 per share in 1998. Earnings from continuing operations in 1999 include gains of $41.6 million from the sale of certain marketable securities and the adjustment of the Company's investments in other marketable securities to market value. Excluding these gains, earnings from continuing operations were $60.7 million, or $0.77 per share.

   The Company's 1998 results contain several significant and non-recurring items. First, during the fourth quarter of 1998, the Company announced that it would implement a restructuring and consolidation of worldwide manufacturing operations to achieve reduced costs, improved efficiencies and better customer service. The Company recorded $76.2 million of restructuring and other one-time pre-tax charges in the fourth quarter of fiscal 1998. These charges include the impairment of assets, such as excess inventory related to the consolidation of manufacturing operations and the discontinuance of certain product models, costs to relocate production and the Network Operations Center (NOC), losses on contracts, costs to abandon facilities, charges to establish an allowance for doubtful accounts receivable from customers in the Asia Pacific region and environmental issues. The Company charged $33.6 million to cost of sales, $5.9 million to selling and administrative expenses, $23.4 million to restructuring expense and $13.3 million to other expense. The Company also recorded a one-time pre-tax gain of $94.0 million to adjust its investment in Broadcom Corporation to market value. Net earnings excluding these one-time special items were $68.5 million, or $0.87 per share.

   Earnings from continuing operations in 1997 of $60.6 million, did not include any significant non-recurring items.

Sales of $1.24 billion in 1999 increased 5 percent over the prior year. North
   American sales grew $195.2 million, or 24 percent, year over year offsetting weaknesses in markets outside of North America. Sales in markets outside North America declined $133.2 million, or 36 percent, year over year. Broadband segment sales of $1.05 billion in 1999 increased 18 percent over the prior year with strong domestic growth in both the transmission and subscriber businesses driven by the cable industry's accelerating moves into Internet Protocol based digital interactive services. The growth in sales of transmission products was driven by cable system rebuilds. The significant increase in sales of digital products was the primary factor in the year-to-year increase in the subscriber businesses. Satellite segment sales in 1999 were $192.4 million, down 28 percent from the prior year. The Satellite segment relies significantly on international markets which continue to be impacted by the weak economic conditions in Eastern Europe and the Asia Pacific region.

   During 1999, the Company continued the rollout of advanced two-way digital cable systems which are real-time, interactive digital networks capable of advanced services such as video-on-demand, e-mail and Web browsing, once such services are available. The Company plans to double the production capacity of its Explorer(R) 2000 digital set-tops in its Juarez facility from one million units annually to two million. As anticipated and announced previously, sales of analog set-tops declined in response to the introduction of two-way digital technology. The Company expected a decline in analog sales as cable operators establish the ideal mix of analog and digital services in each cable system.

   Sales of analog set-tops constituted 24 percent of the Company's total sales in 1999, and approximately 33 percent and 30 percent of such sales in 1998 and 1997, respectively. Sales of digital set-tops constituted 15 percent and 1

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

   percent of the Company's total sales in 1999 and 1998, respectively, and less than 1 percent of total sales in 1997. Sales of radio frequency (RF) products were approximately 16 percent of the Company's total sales in 1999, and approximately 18 percent and 19 percent of such sales in 1998 and 1997, respectively. International sales were 22 percent of total sales in 1999, as compared to 32 percent and 37 percent of such sales in 1998 and 1997, respectively.

   Sales of $1.18 billion in 1998 increased slightly over the prior year. Higher domestic sales volume of subscriber products, particularly advanced analog set-tops, and of transmission products, were offset by significant declines in sales to customers in the Asia Pacific and Europe regions. The weak Asian economy continued to negatively impact bookings and sales. Europe was impacted by a slow-down in demand in the U.K. In addition, a large customer in Europe decided to re-evaluate its cable strategy, which had the impact of halting orders. Sales in 1998 of satellite systems also declined as compared to 1997.

Cost of sales as a percent of sales decreased 0.6 percentage points in 1999 from 1998. Cost of sales in 1998 included one-time charges of $33.6 million previously discussed. Excluding these one-time charges, cost of sales as a percent of sales increased 2.2 percentage points in 1999 over 1998.

   Margins on digital set-tops, which were lower than the Company average, more than offset gains from cost reductions from the transfer of RF production to Juarez, Mexico from Norcross, Georgia, negotiated procurement savings and economies of scale associated with increased manufacturing volumes. Although the Company expects a higher mix of digital products in fiscal 2000 sales as compared to fiscal 1999, the Company believes that cost of sales as a percent of sales in fiscal 2000 will be approximately the same, or slightly lower, as in fiscal 1999.

   Cost of sales as a percent of sales increased 2.7 percentage points in 1998 from 1997. Excluding the one-time charges of $33.6 million in 1998, cost of sales as a percent of sales decreased 0.1 percentage point from 1997.

   The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Tiawanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and STMicroelectronics, for any significant portion of the materials used in the products it manufactures or for the products it sells.

   Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. Currently, the Company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments for a period of twelve months. During fiscal 2000, the Company will relocate the manufacture of certain analog set-tops from a supplier in Japan

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

   to a supplier in Mexico. Purchases from the supplier in Mexico will be denominated in U.S. dollars thereby reducing the Company's exposure to exchange rate fluctuations in Japanese yen. See Note 1.

Sales and administrative expenses of $162.0 million in 1999 were $3.6 million lower than 1998. Administrative expenses in 1998 included a one-time charge of $5.9 million to establish an allowance for doubtful accounts receivable from customers in the Asia Pacific region.

   Sales and administrative expenses of $165.6 million in 1998 were $5.0 million higher than 1997. Excluding the one-time charge discussed above, expenses were flat as compared to the prior year and remained at approximately 14 percent of sales.

Research and development expenses were $117.3 million in 1999. Research and development efforts in 1999 were focused on the development of applications and enhancements to the Company's interactive broadband networks. Research and development expenses were approximately 9 percent of sales in 1999 and 1998, down slightly from 10 percent of sales in 1997. The Company continues to invest in research and development programs to support existing products.

   Research and development expenses were $111.5 million in 1998. Research and development efforts in 1998 were focused on the development of two-way, real-time interactive digital networks and set-tops and related software and the Prisma Digital(TM) Transport product and enhancements to the 8600X (TM) set-tops to include features such as e-mail over television and Web browsing.

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

   The Company capitalized $3.3 million, $2.2 million and $2.0 million of software development costs in 1999, 1998 and 1997, respectively. During 1999, the Company recognized revenue on certain of these products and amortized $0.6 million of these development costs to cost of sales. No such revenue was recognized in 1998 or 1997. Capitalization ceases and amortization begins when the products are available for general release to customers.

   The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. At July 2, 1999 and June 26, 1998, the Company had capitalized $9.0 million and $11.2 million, respectively, of such non-recurring engineering costs capitalized in inventory. During 1999 and 1998, the Company recognized revenue on certain of these orders and, accordingly, charged $2.2 million and $1.3 million, respectively, to cost of sales. No such revenue was recognized in 1997.

   The Company periodically evaluates the strategic direction of the Company including an assessment of the markets the Company serves and alternative methods of generating revenues from its investments in research and development programs, such as licensing of software and hardware technology.

   In fiscal 1998, the Company discontinued its research and development efforts related to cable telephony products and a stand alone two-way RF modem because the markets for cable telephony products and two-way stand alone modems had not developed as quickly as the Company previously anticipated. A two-way

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

   modem solution is currently included in one of the Company's digital set-top product offerings. and a stand alone two-way RF modem because the markets for cable telephony products and two-way stand alone modems had not developed as quickly as the Company previously anticipated. A two-way modem solution is currently included in one of the Company's digital set-top product offerings.

Restructuring charges of $23.4 million were recorded in the fourth quarter of fiscal 1998. The charges include $10.2 million and $3.2 million for fixed assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5.2 million for severance costs, and $4.8 million for the impairment of certain assets and other miscellaneous expenses. As part of the restructuring, production of the RF amplifier was transferred from Norcross, Georgia to the Company's high volume, low cost manufacturing facility in Juarez, Mexico during the first half of 1999. The Norcross manufacturing facility is focused on medium- to low-volume products requiring close engineering support. The production of cable headend equipment was consolidated in Norcross from Vancouver, British Columbia during the second half of 1999. The Melbourne, Florida satellite services NOC and research and development facility were also relocated to Norcross. During 1998, the Company's European headquarters moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters were transferred from Hong Kong to Singapore. The Company's Satellite Networks and Communications and Tracking Systems business units combined in 1999 to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services.

   The Company has substantially completed its restructuring program. The Company estimates that the transfer of production of the RF amplifier from Norcross to Juarez resulted in significant improvements in the gross margins of the RF business unit and will allow the business unit to remain on a comparable cost structure with its competitors. The Company expects additional improvements will be realized in 2000 but does not expect these improvements to be as significant as those realized in 1999. The consolidation of the production of cable headend equipment in Norcross during the second half of 1999 resulted in minimal savings in 1999. However, the Company expects the consolidation will result in an annual cost reduction of approximately $1.0 million, primarily from the elimination of overhead costs beginning in fiscal 2000. As a result of the consolidation during the second half of 1999 of certain satellite operations discussed previously, losses of the Satellite segment were reduced by over $12 million in the second half of 1999 as compared to the first half of 1999. Reductions in expenses from the other parts of the restructuring plan were not individually significant. Approximately $1.6 million of the original $23.4 million restructuring charge will be incurred after July 2, 1999 for expenses related to contractual obligations under cancelled leases.

Interest expense was $0.6 million, $0.5 million and $0.5 million in 1999, 1998 and 1997, respectively.

Interest income was $8.5 million, an increase of $2.6 million over the prior year, due to higher average cash balances in fiscal 1999.

Other income of $62.3 million in 1999 included gains of $41.3 million and $16.6 million from the sale of the Company's investments in Broadcom Corporation and Harmonic Inc., respectively, $6.2 million from the cancellation of a contract under which the Company was obligated to supply equipment and $5.0 million from an investment in a partnership. In addition, during the second quarter of fiscal 1999, the Company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

   the Company's core strategy. The Company recorded a charge of approximately $6.0 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There have been no charges to the reserve through July 2, 1999. The Company completed the sale of Control Systems during the first quarter of fiscal 2000.

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

   During fiscal 1998, the Company sold the inventory, manufacturing assets and intellectual property of its interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19.0 million in cash, Blonder Tongue stock valued at $1.0 million and an option to acquire additional shares of Blonder Tongue stock. The Company recorded a pre-tax gain of $9.1 million related to this sale.

   During fiscal 1997, the Company, with consent of its product development partner, Siemens, decided to decrease its research and development efforts related to CoAxiom telephony products because the markets for these products had not developed as quickly as the company previously anticipated. During fiscal 1998, the Company decided to discontinue its efforts to develop CoAxiom systems and recorded a pre-tax charge of approximately $9.0 million. At July 2, 1999, the Company had a reserve of $0.5 million related to the discontinuance of CoAxiom products and anticipates disposition of issues related to this reserve, including the disposal of any remaining inventory of CoAxiom products, during the first quarter of fiscal 2000. There are no expected future cash requirements as a result of the discontinuance of developments efforts related to CoAxiom systems.

   During fiscal 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies, and recorded a charge of $5.5 million to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. Accordingly, the estimated loss on the sale of the microwave and mobile businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin.

   During fiscal 1998, the Company sold the majority of the net assets of the microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction.

   At July 2, 1999, the Company had a reserve of $3.3 million related to the disposition of these two business units. Charges to the reserve consisted of expenses related to contracts of the microwave business retained by the Company, severance and other miscellaneous expenses. The Company anticipates disposition of the remaining assets of the mobile business during the first quarter of fiscal 2000. Resolution of the remaining issues related to the reserve may require future cash outlays; however, the Company does not believe these outlays will be significant.

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)


   Other income of $1.5 million in 1997 included a gain of $5.5 million from the sale of land and a building in San Diego County, California not required for current operations, a charge of $5.5 million related to the Company's decision to dispose of two business units, microwave and mobile, because these business units were not aligned with the Company's core business strategies, and net gains from rental income and other miscellaneous items offset.

The provision for income taxes was 30 percent of pre-tax earnings in 1999 and 1998 and 32 percent of pre-tax earnings in 1997. The lower effective income tax rate in fiscal 1999 and 1998 as compared to fiscal 1997 is due to benefits from the Company's foreign sales corporation (FSC) and a decrease in foreign earnings taxed at a higher rate. Details of the provision for income taxes are discussed in Note 11.

Gain on sale of discontinued operations of $3.4 million in 1997 is from the discontinuance of the Company's defense-related business in San Diego, California in September 1995. At July 2, 1999, the Company had a reserve of $2.6 million related to contracts of the defense-related business from which the Company has not been released. The Company anticipates resolving issues related to these contracts by the end of calendar 1999. Details of the discontinued operations are discussed in Note 5.

Earnings per share of $1.30 in 1999 compares with earnings per share of $1.02 in 1998 and $0.82 in 1997. Average diluted shares outstanding declined slightly to 78.6 million in 1999 from 80.0 million in 1998 due primarily to the repurchase of 4,648,000 shares of the Company's common stock in 1999.

Year 2000 The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the company.

   The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the Company believes such IT systems will be Year 2000 compliant in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the Company. The Company has identified only two IT systems (E-mail and electronic calendar) that must be replaced due to Year 2000 concerns, and the Company already had plans to replace these IT systems with one system providing increased functionality. Installation of these new systems has been substantially completed.

   The Company has evaluated its critical equipment and critical systems that contain embedded software, such as microcontrollers ("Non-IT systems"), and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 Compliance problems. The Company commenced testing of IT systems and Non-IT systems in the first calendar quarter of 1999. To date, such testing has not revealed any significant Year 2000 issues.

   Certain products currently sold by the Company contain computer programs that perform date functions or date calculations. The Company has evaluated its products and is continuing to evaluate its products, and, based on its investigation to date, the Company believes that the products it currently sells (except third party software included in the Company's digital network control system) are Year 2000 compliant, provided that they are upgraded to

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

  include all recommended and available engineering changes. However, the Company's products are often used by its customers in systems that contain third party products or products supplied by the Company in prior years. Therefore, even though the Company's current products may be Year 2000 compliant, the failure of such third party products or historical company-supplied products to be Year 2000 compliant, or to properly interface with the Company's current products, may result in a system failure. Certain products that the Company no longer offers for sale are not Year 2000 compliant, and the Company has no plans to upgrade them. However, the Company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 (and higher versions) software which is currently available for purchase. Such System Release 4.6 (and higher versions) software is expected to remedy the Year 2000 problems of System Manager products historically sold by the Company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. Additionally, the Company is in the process of installing Year 2000 compliant upgrades to certain third party software included in the Company's digital network control system. A customer's failure to upgrade its System Manager products and related equipment to System Release 4.6 (or higher versions) software and related equipment or to upgrade the third party software in the customer's digital network control system may result in such customer having critical Year 2000 problems. Under certain limited circumstances, the Company may incur expenses to help remedy such customer's critical Year 2000 failure.

  The Company is investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties. First, the Company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the Company's dependence on suppliers that are not Year 2000 compliant. Second, the Company plans to send hard copies of "Schedules of Ordered Products and Delivery Dates" to its major customers, commencing in the fourth calendar quarter of 1999. Such Schedules should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

  The Company expects the costs related to remediating Year 2000 issues not to be material. All of such expenditures are included in the budgets of the various departments of the Company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to IT's Year 2000 efforts.

  The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the Company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer and the Chief Operating Officer) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires
  (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II was completed in the second calendar quarter of 1999. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III was completed in the second calendar quarter

Management's Discussion of Consolidated Statement of Earnings and Comprehensive Income (Continued)

  of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Several contingency plans are currently being implemented and will continue to be implemented through the remainder of calendar year 1999, and early 2000.

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

  Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-K for a description of the various risks and uncertainties could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Such Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      [This Page Intentionally Left Blank]

Consolidated Statement of Earnings and Comprehensive Income

 (In Thousands, Except Per Share Data)        1999        1998        1997
------------------------------------------------------------------------------
Sales                                      $1,243,473  $1,181,404  $1,168,245
------------------------------------------------------------------------------
Costs and expenses
 Cost of sales                                888,162     850,738     809,081
 Sales and administrative                     162,017     165,639     160,613
 Research and development                     117,261     111,546     114,344
 Restructuring                                    --       23,412         --
 Interest expense                                 635         476         484
 Interest income                               (8,526)     (5,963)     (3,943)
 Other (income) expense, net                  (62,281)    (79,863)     (1,513)
------------------------------------------------------------------------------
Total costs and expenses                    1,097,268   1,065,985   1,079,066
------------------------------------------------------------------------------
Earnings before income taxes and
 discontinued operations                      146,205     115,419      89,179
------------------------------------------------------------------------------
Provision for income taxes                     43,862      34,626      28,537
------------------------------------------------------------------------------
Earnings before discontinued operations       102,343      80,793      60,642
------------------------------------------------------------------------------
Gain on sale of discontinued operations,
 net of tax                                       --          --        3,400
------------------------------------------------------------------------------
Net earnings                               $  102,343  $   80,793  $   64,042
------------------------------------------------------------------------------
Earnings per common share before
 discontinued operations
------------------------------------------------------------------------------
 Basic                                     $     1.33  $     1.03  $     0.78
 Diluted                                   $     1.30  $     1.02  $     0.78
------------------------------------------------------------------------------
Weighted average number of common shares
 outstanding
------------------------------------------------------------------------------
 Basic                                         76,815      78,692      78,198
------------------------------------------------------------------------------
 Diluted                                       78,565      80,003      78,383
------------------------------------------------------------------------------
Comprehensive Income:
Net earnings                               $  102,343  $   80,793  $   64,042
------------------------------------------------------------------------------
Other comprehensive income (loss), net of
 tax(1)
 Foreign currency translation adjustments          72         (11)       (556)
 Unrealized gains on marketable securities      7,430         --          --
------------------------------------------------------------------------------
Comprehensive income                       $  109,845  $   80,782  $   63,486
------------------------------------------------------------------------------

(1) Assumed 40% tax rate.

See accompanying notes.

Management's Discussion of Consolidated Statement of Cash Flows

The Statement of Cash Flows summarizes the main sources of the Company's cash and its uses. These flows of cash provided or used are summarized by the Company's operating activities, investing activities and financing activities.

Cash and cash equivalents at the end of 1999 were $300.5 million, up $125.1 million from the end of 1998 due to improved earnings and proceeds from the sale of marketable securities and the issuance of stock.

   The Company has a $300 million senior credit facility available that provides for unsecured borrowings up to $150 million which expires May 2000 and up to $150 million which expires May 2004. There were no outstanding borrowings under this facility at July 2, 1999 or June 26, 1998. The Company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

Cash provided by operating activities was $46.2 million for 1999, compared to $80.3 million for 1998. Cash provided by earnings and increases in accounts payable were offset partially by increases in accounts receivable and inventory levels as compared to the prior year. See Management's Discussion of the Statement of Financial Position for details of this performance.

   In 1998, cash provided by earnings and reductions in inventory levels were offset partially by increases in accounts receivable as compared to the prior year.

Cash provided by investing activities of $107.0 million consisted of proceeds from the sale of marketable securities and other investments. Investing activities of $51.4 million included expenditures for equipment and the expansion of manufacturing capacity, primarily in Juarez, Mexico.

   Cash used by investing activities of $14.8 million in 1998 included expenditures for equipment, expansion of manufacturing capacity, primarily in Juarez, Mexico, and other investing activities. Sources of cash included proceeds from the sales of the interdiction and microwave businesses. See
   Note 2 for additional discussion of investing activities.

   Cash used by investing activities in 1997 included expenditures for equipment, the expansion of manufacturing capacity, the acquisition of Arcodan A/S and other investing activities. Sources of cash from investing activities included proceeds from the sale of discontinued defense-related businesses and the sale of land and a building not required for current operations.

Cash used by financing activities of $28.1 million in 1999 included the acquisition of 4,648,000 shares of the Company's stock for $65.2 million, dividend payments of $4.6 million and payments on long-term debt of $0.9 million. The Company reissues these shares under the Company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements. The issuance of stock pursuant to these plans generated cash of $42.6 million.

   Cash provided by financing activities was $2.8 million in 1998. Financing activities included the repurchase of 500,000 shares of the Company's common stock for $7.5 million, dividend payments of $4.7 million and net debt payments of $0.9 million. The issuance of stock pursuant to stock option and employee benefit plans generated cash of $16.0 million.

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

Prisma and 8600x are trademarks of Scientific-Atlanta, Inc. CoAxiom and Explorer are registered trademarks of Scientific-Atlanta, Inc.

All other brands and trademarks are the marks of their respective owners.

Consolidated Statement of Cash Flows

   (In Thousands)                                   1999      1998      1997
-------------------------------------------------------------------------------
Operating Activities:
---------------------
  Net earnings from continuing operations         $102,343  $ 80,793  $ 60,642
   Adjustments to reconcile net earnings from
    continuing operations to net cash provided by
    operating activities:
    (Gains) losses on marketable securities, net   (59,465)  (93,764)      --
    Depreciation and amortization                   46,075    48,260    43,151
    Compensation related to stock benefit plans      9,720     9,680     6,600
    Provision for losses on accounts receivable     (1,615)    6,231       391
    (Gain) loss on sale of property, plant and
     equipment                                       4,436     4,297    (4,965)
    (Gain) on sale of business                         --     (6,356)      --
    Dividend income                                 (4,952)      --        --
    (Earnings) losses of partnerships               (1,071)       20      (393)
   Changes in operating assets and liabilities:
    Receivables                                    (34,209)  (27,748)   20,028
    Inventories                                    (29,809)   42,753    11,371
    Deferred income taxes                          (19,068)   13,261    17,686
    Accounts payable and accrued liabilities        25,185     3,124    (7,676)
    Other assets                                    (4,392)  (14,228)  (10,690)
    Other liabilities                               12,658    13,891   (10,144)
    Net effect of exchange rate fluctuations           316        50      (899)
                                                  --------  --------  --------
  Net cash provided by operating activities         46,152    80,264   125,102
                                                  --------  --------  --------
Investing Activities:
---------------------
   Purchases of property, plant and equipment      (51,352)  (40,643)  (53,076)
   Acquisition of businesses, net of cash
    acquired                                           --        --    (11,237)
   Proceeds from the sale of property, plant and
    equipment                                          469       308    13,183
   Proceeds from the sale of businesses                --     27,059       --
   Proceeds from the sale of discontinued
    operations                                         --        --     18,858
   Increase in net assets of discontinued
    operations                                         --        --     (2,264)
   Proceeds from the sale of investments           152,974       --        500
   Other investments                                 4,952    (1,564)   (1,875)
                                                  --------  --------  --------
  Net cash provided (used) by investing
   activities                                      107,043   (14,840)  (35,911)
                                                  --------  --------  --------
Financing Activities:
---------------------
   Net short-term debt payments                        --        --     (1,600)
   Principal payments on long-term debt               (923)     (943)     (400)
   Dividends paid                                   (4,618)   (4,723)   (4,640)
   Issuance of stock                                42,636    16,002     6,635
   Treasury shares acquired                        (65,228)   (7,511)   (2,973)
                                                  --------  --------  --------
  Net cash provided (used) by financing
   activities                                      (28,133)    2,825    (2,978)
                                                  --------  --------  --------
  Increase in cash and cash equivalents            125,062    68,249    86,213
  Cash and cash equivalents at beginning of year   175,392   107,143    20,930
                                                  --------  --------  --------
  Cash and cash equivalents at end of year        $300,454  $175,392  $107,143
                                                  ========  ========  ========

See accompanying notes.

Selected Financial Data

 (Dollars in Thousands,
 Except Per Share Data)      1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------
Sales                     $1,243,473  $1,181,404  $1,168,245  $1,047,901  $1,118,057
-------------------------------------------------------------------------------------
 Cost of Sales               888,162     850,738     809,081     761,876     802,216
 Sales and
  Administrative Expense     162,017     165,639     160,613     138,362     140,082
 Research and
  Development Expense        117,261     111,546     114,344      95,299      82,378
 Restructuring Expense           --       23,412         --          --          --
 Purchased In-Process
  Technology                     --          --          --       14,583         --
 Interest Expense                635         476         484         672         775
 Interest Income              (8,526)     (5,963)     (3,943)     (1,818)     (2,837)
 Other (Income) Expense,
  Net                        (62,281)    (79,863)     (1,513)     28,374      (1,566)
-------------------------------------------------------------------------------------
Earnings Before Income
 Taxes and Discontinued
 Operations                  146,205     115,419      89,179      10,553      97,009
-------------------------------------------------------------------------------------
Provision for Income
 Taxes                        43,862      34,626      28,537       3,377      31,042
-------------------------------------------------------------------------------------
Earnings Before
 Discontinued Operations     102,343      80,793      60,642       7,176      65,967
-------------------------------------------------------------------------------------
Earnings (Loss) from
 Discontinued
 Operations, Net of Tax          --          --        3,400     (13,210)     (2,427)
-------------------------------------------------------------------------------------
Net Earnings (Loss)       $  102,343  $   80,793  $   64,042  $   (6,034) $   63,540
-------------------------------------------------------------------------------------
Basic Earnings Per Share
 before Discontinued
 Operations               $     1.33  $     1.03  $     0.78  $     0.09  $     0.86
-------------------------------------------------------------------------------------
Diluted Earnings Per
 Share before
 Discontinued Operations  $     1.30  $     1.02  $     0.78  $     0.09  $     0.86
-------------------------------------------------------------------------------------
Diluted Earnings (Loss)
 Per Share                $     1.30  $     1.02  $     0.82  $    (0.08) $     0.83
-------------------------------------------------------------------------------------
Cash Dividends Paid Per
 Share                    $     0.06  $     0.06  $     0.06  $     0.06  $     0.06
-------------------------------------------------------------------------------------
Working Capital           $  563,650  $  457,830  $  347,340  $  301,054  $  339,665
-------------------------------------------------------------------------------------
Total Assets              $1,062,274  $  940,223  $  823,689  $  763,026  $  784,997
-------------------------------------------------------------------------------------
 Short-Term Debt and
  Current Maturities      $      416  $      726  $      842  $    1,600  $    1,386
 Long-Term Debt                  370         983       1,810         400         773
 Stockholders' Equity        738,166     632,077     532,724     463,356     473,922
-------------------------------------------------------------------------------------
Total Capital Invested    $  738,952  $  633,786  $  535,376  $  465,356  $  476,081
-------------------------------------------------------------------------------------
Gross Margin % to Sales         28.6%       28.0%       30.7%       27.3%       28.2%
-------------------------------------------------------------------------------------
Return on Sales Before
 Discontinued Operations         8.2%        6.8%        5.2%        0.7%        5.9%
-------------------------------------------------------------------------------------
Return on Average
 Stockholders' Equity           15.6%       13.9%       13.0%      (1.3)%       14.7%
-------------------------------------------------------------------------------------
Effective Tax Rate                30%         30%         32%         32%         32%
-------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Business
The Company provides its customers with the products and services they need to develop the advanced communications networks that deliver voice, data and video. The Company's products connect information generators with information users via broadband terrestrial and satellite networks, and include applications for the converging cable, telephone, and data networks.

The Company operates primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems and the Satellite segment consists of satellite network and satellite television network systems.

The Company's products are sold primarily through its own sales personnel who work out of offices in Norcross, Georgia and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and distributors. In addition to direct sales by the Company, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives.

The materials and supplies purchased by the Company are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Co., Ltd. and its affiliates manufacture analog set-tops for the Company and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Tiawanese companies, are primary suppliers of taps for the Company. The Company also purchases aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. The Company's primary supplier of die castings for its RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of the Company's primary suppliers of a variety of semi-conductor products, which are used as components in an array of the Company's products, including its set-tops. The Company considers its sources of supply to be adequate and is not dependent upon any single supplier, except for Matsushita Electronic Components Co., Ltd. (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation and STMicroelectronics for any significant portion of the materials used in the products it manufactures or for the products it sells. From time to time, the Company experiences shortages of certain electronic components from its suppliers. These shortages have not had, and are not expected to have, a material effect on the Company's operations.

Fiscal Year-End
The Company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:

     1999:  July 2, 1999
     1998:  June 26, 1998
     1997:  June 27, 1997

Fiscal 1999 includes fifty three weeks.

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

Foreign Currency Translation
The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income.

Foreign Exchange Contracts
The Company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose the Company to inventory pricing or asset devaluation risk and the related contract must reduce that exposure and be designated by the Company as a hedge. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The Company's foreign exchange forward contracts do not significantly subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, the Company would recognize unrealized gains and losses as they occur.

Firmly committed purchase exposure and related derivative contracts for fiscal 2000 are as follows:

                                            Japanese  Canadian
                                               Yen     Dollar
                                            --------- --------
Firmly committed purchased contracts        1,549,000  5,090
Notional amount of forward contracts        1,521,000  5,090
Average contract amount (Foreign currency/
 United States dollar)                         127.90   1.47

The Company has no derivative exposure beyond fiscal 2000. During fiscal 2000, the Company will relocate the manufacture of certain analog set-tops from a supplier in Japan to a supplier in Mexico. Purchases from the supplier in Mexico will be denominated in U.S. dollars thereby reducing the Company's exposure to exchange rate fluctuations in Japanese yen.

Method of Recording Contract Profits
Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. Unbilled receivables, which consist of retainage, were $13,051 at July 2, 1999 and $9,138 at June 26, 1998. It is anticipated that substantially all such amounts will be collected within one year.

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

The Company capitalized $3,268, $2,181 and $2,022 of software development costs in 1999, 1998 and 1997, respectively. During 1999, the Company recognized revenue on certain of these products and charged $603 to cost of sales. No such revenue was recognized in 1998 or 1997. Capitalization will cease when the products are available for general release to customers.

The Company periodically allocates engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been inventoried. At July 2, 1999 and June 26, 1998, the Company had $9,013 and $11,188 of such non-recurring engineering costs capitalized in inventory. During 1999 and 1998, the Company recognized revenue on certain of these orders and, accordingly, charged

$2,175 and $1,341 to cost of sales, respectively. No such revenue was recognized in 1997.

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

Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities
Marketable securities consist of investments in common stock and are stated at market value. All marketable securities in this balance sheet caption are defined as trading securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 and unrealized holding gains and losses are reflected in earnings.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                     1999      1998
                   --------- ---------
Raw Materials and
 Work-In-Process   $ 129,911 $ 113,703
Finished Goods        59,443    45,842
                   --------- ---------
Total Inventory    $ 189,354 $ 159,545
                   ========= =========

Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Cost in Excess of Net Assets Acquired
Cost in excess of net assets acquired is being amortized on a straight-line basis over seventeen years. Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income or other methods of determining fair value, if more readily determinable, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

Non-Current Marketable Securities
Non-current marketable securities consist of investments in common stock and are stated at market value. All non-current marketable securities are defined as available for sale under the provisions of SFAS No. 115 and unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income.

Comprehensive Income
During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, unrealized gains on marketable securities defined as available for sale under the provisions of SFAS No. 115, and foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Financial Presentation
Certain prior year amounts have been restated to conform to the current year presentation.

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

3. Restructuring Charges
--------------------------------------------------------------------------------

During 1998, the Company announced that it would implement a restructuring and consolidation of worldwide manufacturing operations for reduced cost, improved efficiency and better customer service. Production of the RF amplifier was transferred from Norcross, Georgia to the Company's high volume, low cost manufacturing facility in Juarez, Mexico during the first half of 1999. The Norcross manufacturing facility is focused on medium- to low-volume products requiring close engineering support. The production of cable headend equipment was consolidated in Norcross from Vancouver, British Columbia during the second half of 1999. The Melbourne, Florida satellite services Network Operations Center (NOC) and research and development facility was relocated to Norcross. During 1998, the Company's European headquarters moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters were transferred from Hong Kong to Singapore. The Company's Satellite Networks and Communications and Tracking Systems business units combined in 1999 to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services.

The Company recorded restructuring charges of $23,412 which included $10,217 and $3,200 for assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5,173 for severance costs for approximately 500 employees primarily in manufacturing positions and $4,822 for the impairment of certain assets and other miscellaneous expenses. As of July 2, 1999, benefits paid and charged against the liability for severance totaled $6,360, and approximately 560 employees have actually been terminated. As of July 2, 1999, $5,235 has been charged against the liability for contractual liabilities for cancelled leases and other miscellaneous costs, and $1,600 remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

The following reconciles the beginning restructuring charge to the liability at the end of fiscal 1998 and 1999:

                                      Contractual
                                      Obligations
                                         under
                             Fixed     Cancelled
                             Assets     Leases    Severance  Other    Total
                            --------  ----------- --------- -------  --------
Restructuring charge        $ 10,217     3,200       5,173    4,822  $ 23,412
Charges to the reserve and
 assets written off          (10,217)      --       (1,321)  (2,197)  (13,735)
                            --------    ------     -------  -------  --------
Balance at June 28, 1998         --      3,200       3,852    2,625     9,677
Charges to the reserve           --       (927)     (5,039)  (2,111)   (8,077)
Reserve adjustments              --       (673)      1,187     (514)      --
                            --------    ------     -------  -------  --------
Balance at July 2, 1999     $    --     $1,600     $  --    $   --   $  1,600
                            ========    ======     =======  =======  ========

4. Other (Income) Expense
--------------------------------------------------------------------------------

Other income of $62,281 in 1999 included gains of $41,329 and $16,646 from the sale of the Company's investments in Broadcom Corporation (Broadcom) and Harmonic Inc. (Harmonic), respectively, $6,250 from the cancellation of a contract under which the Company was obligated to supply equipment and $4,952 from an investment in a partnership. In addition, during the second quarter of fiscal 1999, the Company decided to dispose of a business unit, Control Systems, which produces devices to monitor and manage utility service usage, because the business unit did not fit with the Company's core strategy. The Company recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There have been no charges to the reserve through July 2, 1999. The Company completed the sale of Control Systems during the first quarter of fiscal 2000.

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

During 1998, the Company sold the inventory, manufacturing assets and intellectual property of its interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19,000 in cash, Blonder Tongue stock valued at $1,000 and an option to acquire additional shares of Blonder Tongue stock, and the Company recorded a pre-tax gain of $9,080.

During fiscal 1997 the Company decided to decrease its research and development efforts related to CoAxiom telephony products because the markets for these products had not developed as quickly as the Company previously anticipated. During fiscal 1998, the Company decided to discontinue its efforts to develop CoAxiom systems and recorded a pre-tax charge of approximately $9,000. The charge included reserves for the disposal of inventory and fixed assets which were associated with the development of CoAxiom systems, research and development costs incurred during fiscal 1998 and other miscellaneous expenses. At July 2, 1999, the Company had a reserve of $461 related to the discontinuance of CoAxiom products and anticipates disposition of issues associated with this reserve, including the disposal of any remaining inventory of CoAxiom products, during the first quarter of fiscal 2000. Although the Company discontinued development of CoAxiom telephony products, the Company will continue to develop applications and technology for telephony on cable using IP (Internet Protocol) telephony which will be used in the Company's networks and Explorer 2000 digital interactive set-tops.

During fiscal 1997, the Company decided to dispose of two business units, microwave and mobile, because these businesses were not aligned with the Company's core business strategies. The Company recorded a charge of $5,526 to adjust the carrying amount of the net assets held for sale to net realizable value and to provide for estimated indemnifications to the purchaser, severance, closing costs and other miscellaneous expenses related to the sale. During the ordinary course of business, the Company encounters certain risks and uncertainties related to the satisfactory performance under contracts which it evaluates periodically and provides reserves, if appropriate. Accordingly, the estimated loss on the sale of the microwave and mobile businesses was computed on the basis that the Company would sell the businesses at an amount that would allow the purchaser, with reasonable assurance, to complete the contracts at a reasonable margin.

During 1998, the Company sold the majority of the net assets of the microwave business unit for $8,059 of cash. No gain or loss was recognized on the transaction.

At July 2, 1999, the Company had a reserve of $3,266 related to the disposition of these two business units. Charges to the reserve consisted of expenses related to contracts of the microwave business retained by the Company, severance and other miscellaneous expenses. The Company anticipates disposition of the remaining assets of the mobile business during the first quarter of fiscal 2000. Resolution of the remaining issues related to the reserve may require future cash outlays; however, the Company does not believe these outlays will be significant.

Other income of $1,513 in 1997 included a gain from the sale of land and a building in San Diego County, California not required for current operations, a charge of $5,526 related to the Company's previously discussed decision to dispose of two business units, microwave and mobile, and net gains from rental income and other miscellaneous items.

5. Discontinued Operations
--------------------------------------------------------------------------------

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

Global defaulted under its promissory notes to the Company and under promissory notes to Global's senior lenders and in January 1998, filed a voluntary petition for a Chapter 11 reorganization in the Unites States Bankruptcy Court. In August 1998, the Company settled with Global regarding the notes due the Company and the preference period and non-preference period amounts owed to Global by the Company and offset by the Company against Global's debt. The bankruptcy court approved the settlement in August 1998. In August 1998, Smith Industries acquired the assets of Global as part of the bankruptcy proceeding and assumed the responsibility for certain of the contracts with the government that had not been novated to Global. When the Company sold the assets of its defense-related business to Global, it was unable to novate all the government contracts to Global and, therefore, retained potential liability on the government contracts which had not been completed or novated. In May 1999, in connection with Global's reorganization plan and the bankruptcy court's approval of such plan, Global rejected several contracts with the government, which had not been assumed by Smith Industries. As a result of these actions, the Company remains liable to the government for these contracts.

At July 2, 1999, the Company has a reserve of approximately $2,615 to cover potential liability on the contracts rejected by Global. The Company is currently assessing its remaining potential liability in light of the bankruptcy settlement and anticipates resolving this issue by the end of calendar year 1999.

6. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                              Fiscal Quarters
                    ------------------------------------------
       1999          First       Second      Third     Fourth
       ----         --------    --------    --------  --------
Sales               $257,478    $310,747    $320,019  $355,229
Gross margin          70,369      87,822      91,384   105,736
Gross margin %          27.3%       28.3%       28.6%     29.8%
Net earnings          14,994(1)   19,188(2)   20,814    47,347(3)
Earnings per share
 Basic                  0.19        0.25        0.27      0.62
 Diluted                0.19        0.25        0.27      0.59
Stock prices
 High                26.8750     22.8750     34.3750   39.3125
 Low                 17.6875     12.6875     22.5000   26.8750
Dividends paid
 per share             0.015       0.015       0.015     0.015

--------
(1) Includes a gain of $12,600 from the adjustment of the Company's investment in Broadcom to market value.
(2) Includes a gain of $14,263 from the adjustment of the Company's investment in Broadcom to market value, a loss of $7,616 from the sale of one million shares of the Company's investment in Broadcom, a gain of $4,375 from the cancellation of a contract and a charge of $4,356 related to the discontinuance of the Company's Control Systems business unit.
(3) Includes gains of $11,652 from the sale of 720,000 shares of the Company's investment in Harmonic, $8,721 from the sale of the Company's remaining investment in Broadcom and $3,466 from an investment in a partnership.

                              Fiscal Quarters
                    ----------------------------------------
       1998          First     Second    Third       Fourth
       ----         --------  --------  --------    --------
Sales               $294,501  $294,524  $288,714    $303,665
Gross margin          90,228    86,017    91,272      63,149(2)
Gross margin %          30.6%     29.2%     31.6%      20.8%(2)
Net earnings          16,485    14,832    17,137(1)   32.339(3)
Earnings per share
 Basic                  0.21      0.19      0.22        0.40
 Diluted                0.21      0.19      0.22        0.40
Stock prices
 High                23.8750   23.6250   20.6250     25.2500
 Low                 20.5000   16.5000   14.5625     18.1875
Dividends paid
 per share             0.015     0.015     0.015       0.015

--------
(1) Includes a gain of $6,356 from the sale of certain assets of the interdiction business and a charge of $6,300 from the discontinuance of research and development efforts related to CoAxiom products.
(2) Includes charges of $33,591 for excess inventory related to the consolidation of manufacturing operations, the combination of Satellite Networks and Communications and Tracking Systems business units, the discontinuance of certain models of products, estimated losses on a contract and other miscellaneous charges related to the restructuring and consolidation of worldwide manufacturing.
(3) Includes charges of $23,514 for the after-tax impact of the items discussed in (2), and after-tax restructuring charges of $16,388, bad debt expense of $4,126 related to receivables from customers in the Asia Pacific region, provision for loss on the resale of used equipment of $4,375 and $4,200 for environmental issues, and a one-time gain of $65,800 from the mark-to-market adjustment of an investment.

7. Segment Information
--------------------------------------------------------------------------------

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company produces a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications and operates primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems and the Satellite segment consists of satellite network and satellite television network systems. The Broadband segment includes modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers and analog and digital set-top terminals that enable television sets to receive all channels transmitted by system operators. The products in the

Broadband segment also include receivers, transmitters, distribution amplifiers, signal encoders and decoders, controllers, optical amplifiers, source lasers, digital video compression and transmission equipment and fiber optic distribution equipment. The products in the Satellite segment include tracking and telemetry equipment, earth observation satellite ground stations, and intercept systems. The satellite earth stations receive and transmit signals for video, voice and data and are utilized in satellite-based telephone, data and television distribution networks. The Satellite segment also produces telemetry instruments, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies for internal management reporting purposes. Certain items, such as restructuring charges and one-time gains and losses, have not been allocated to the segments. The Company measures segment performance based on earnings before taxes. Information on the segments and reconciliations to consolidated amounts are as follows:

                                                   Corporate
                                                      and
1999                    Broadband     Satellite    Other(2)        Total
----                    ----------    ---------    ---------     ----------
Sales                   $1,049,410    $192,446     $  1,617      $1,243,473
Earnings (loss) before
 taxes                      95,998     (21,853)      72,060(3)      146,205
Segment assets             505,805(1)  122,577(1)   433,892(4)    1,062,274
Depreciation and
 amortization expense       31,378       6,260        8,437          46,075
Capital expenditures        33,096      10,252        8,004          51,352
1998
----
Sales                   $  887,279    $268,336     $ 25,789      $1,181,404
Earnings before taxes       72,945       9,528       32,946(3)      115,419
Segment assets             425,059(1)  124,052(1)   391,112(4)      940,223
Depreciation and
 amortization expense       32,660       5,901        9,699          48,260
Capital expenditures        25,701      10,037        4,905          40,643
1997
----
Sales                   $  840,699    $288,464     $ 39,082      $1,168,245
Earnings (loss) before
 taxes                      89,387      18,415      (18,623)(3)      89,179
Segment assets             427,363(1)  153,256(1)   243,070 (4)     823,689
Depreciation and
 amortization expense       35,149       6,150        1,852          43,151
Capital expenditures        30,625      10,786       11,665          53,076

--------
(1) Includes accounts receivable, inventory, property, plant and equipment and intangible assets.
(2) Includes Corporate and business units which have been discontinued or sold.
(3) Includes the gains and losses discussed in Note 4 "Other Income and Expense" and restructuring and other one-time charges in 1998. In 1997, earnings before taxes also includes losses of businesses which were discontinued.
(4) Consists primarily of cash, marketable securities and deferred income taxes.

Sales to Time Warner, Inc. and its affiliates were 16% of the Company's total sales in fiscal 1999 and were 11% of total sales in each of fiscal 1998 and 1997. Sales to MediaOne and its affiliates were 14% of the Company's total sales in fiscal 1999, were 11% of total sales in fiscal 1998 and were less than 10% of total sales in 1997. No other customer accounted for 10% or more of the Company's sales in any of the three years. Export sales accounted for 22 percent of total sales in 1999, 32 percent in 1998 and 37 percent in 1997. Sales of analog set-tops constituted 24 percent of the Company's total sales in 1999, and approximately 33 percent and 30 percent of such sales in 1998 and 1997, respectively. Sales of digital set-tops constituted 15 percent and 1 percent of the Company's total sales in 1999 and 1998, respectively, and were less than 1 percent of total sales in 1997. Sales of RF products were approximately 16 percent of the Company's total sales in 1999, and approximately 18 percent and 19 percent of such sales in 1998 and 1997, respectively.

Sales are attributed to geographic areas based upon the location to which the product is shipped. Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property.

1999                 U.S.   Foreign   Total
----               -------- ------- ----------
Sales              $964,911 278,562 $1,243,473
Long-lived assets  $147,934  35,148 $  183,082
1998
----
Sales              $804,761 376,643 $1,181,404
Long-lived assets  $148,908  36,854 $  185,762
1997
----
Sales              $738,011 430,234 $1,168,245
Long-lived assets  $161,773  34,006 $  195,769

Neither sales nor long-lived assets in any single country exceeded 10 percent of total sales or total long-lived assets, respectively, in 1999, 1998 or 1997.

8. Indebtedness
--------------------------------------------------------------------------------

At July 2, 1999, the Company had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expires May 5, 2000, and up to $150,000 which expires May 11, 2004. There were no borrowings outstanding under this facility at July 2, 1999 or June 26, 1998. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt consisted of:

                                                                    1999  1998
                                                                    ---- ------
7.3% capitalized lease, payable in quarterly installments of $200
 through 2001                                                       $165 $  800
Other debt at 7.4% - 7.9% in semi-annual installments ranging from
 $14 to $69 through 2001                                             621    909
                                                                    ---- ------
                                                                     786  1,709
Less-Current maturities                                              416    726
                                                                    ---- ------
                                                                    $370 $  983
                                                                    ==== ======

Long-term debt at July 2, 1999 had scheduled maturities as follows: $416 - 2000 and $370 - 2001.

Total interest paid was $581, $407 and $430, in 1999, 1998 and 1997, respectively.

9. Accrued Liabilities
--------------------------------------------------------------------------------

Accrued liabilities consisted of:

                                  1999      1998
                                --------- ---------
Compensation                    $  29,211 $  25,490
Taxes, other than income taxes     13,474    13,810
Warranty and service               11,105    12,002
Customer down payments              6,943     3,460
Restructuring reserves              1,600     9,677
Other                              62,705    74,572
                                --------- ---------
                                $ 125,038 $ 139,011
                                ========= =========

10. Other Liabilities
--------------------------------------------------------------------------------

Other liabilities consisted of:

                1999     1998
              -------- --------
Retirement    $ 34,419 $ 28,785
Compensation    12,911   11,486
Other            8,597    8,224
              -------- --------
              $ 55,927 $ 48,495
              ======== ========

11. Income Taxes
--------------------------------------------------------------------------------

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                                                1999  1998  1997
                                                ----  ----  ----
Statutory federal tax rate                      35.0% 35.0% 35.0%
State income taxes, net of federal tax benefit   2.0   1.1   1.3
Tax contingencies                               (2.3) (0.4)  2.3
Research and development tax credit             (3.7) (4.8) (7.2)
Export incentives                               (0.9) (1.2) (3.1)
Foreign earnings taxed at different rates        0.1   0.1   3.2
Other, net                                      (0.2)  0.2   0.5
                                                ----  ----  ----
                                                30.0% 30.0% 32.0%
                                                ====  ====  ====

Income tax provision (benefit) includes the following:

                                    1999     1998      1997
                                  --------  -------  --------
Current tax provision (benefit)
Federal                           $ 46,638  $ 7,306  $(10,420)
State                                7,708      251      (544)
Foreign                              5,107   18,783    17,559
                                  --------  -------  --------
                                    59,453   26,340     6,595
                                  --------  -------  --------
Deferred tax provision (benefit)
Federal                            (14,094)   9,602    19,647
State                               (3,317)   1,709     2,277
Foreign                              1,820   (3,025)       18
                                  --------  -------  --------
                                   (15,591)   8,286    21,942
                                  --------  -------  --------
Total provision for income taxes  $ 43,862  $34,626  $ 28,537
                                  ========  =======  ========

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $54,178, $19,134 and $22,686 in 1999, 1998 and 1997, respectively. During 1997, the Company completed an audit on its federal income tax returns for the years 1990 through 1993. The settlement payment from the audit did not have a significant impact on the consolidated financial statements.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                      1999      1998
                                                     -------  --------
Current deferred tax assets Expenses not currently
 deductible                                          $21,008  $ 33,610
 Inventory valuation                                  11,695    16,922
 Warranty reserves                                     3,536     2,953
 Receivables valuation                                 1,657     1,820
 Other                                                   209       263
                                                     -------  --------
Current deferred tax assets                           38,105    55,568
Current deferred tax liabilities Unrealized gain on
 investments                                            (975)  (37,506)
                                                     -------  --------
Net current deferred tax asset                       $37,130  $ 18,062
                                                     =======  ========
Noncurrent deferred tax assets Postretirement and
 postemployment benefits                             $16,429  $ 14,124
 Expenses not currently deductible                     2,461     3,352
                                                     -------  --------
Noncurrent deferred tax assets                        18,890    17,476
Noncurrent deferred tax liabilities
 Depreciation and amortization                        (5,667)   (1,922)
 Accumulated comprehensive income items               (4,920)       82
 Capitalized software                                 (2,615)   (1,471)
                                                     -------  --------
Net noncurrent deferred tax asset                    $ 5,688  $ 14,165
                                                     =======  ========

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in 1999 or 1998.

The net noncurrent deferred tax asset is included in Other Assets at July 2, 1999 and June 26, 1998.

In 1999, 1998 and 1997, earnings before income taxes included $17,242, $42,375 and $35,658 respectively, of earnings by the Company's foreign operations.

12. Retirement and Benefit Plans
--------------------------------------------------------------------------------

In 1999, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which standardizes the disclosure requirements for pensions and other post retirement benefits.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                                        1999     1998
                                                       -------  -------
Change in Benefit Obligation
Benefit obligation at beginning of year                $83,836  $79,191
Service cost                                             6,941    6,172
Interest cost                                            5,671    5,739
Actuarial loss                                           3,995    2,365
Benefits paid                                           (9,316)  (9,631)
                                                       -------  -------
Benefit obligation at end of year                      $91,127  $83,836
                                                       =======  =======
Change in Plan Assets
Fair value of plan assets at beginning of year         $94,102  $74,457
Actual return on plan assets                             6,481   23,460
Company contribution (includes fourth quarter amount)      --     5,816
Benefits paid                                           (9,316)  (9,631)
                                                       -------  -------
Fair value of plan at end of year                      $91,267  $94,102
                                                       =======  =======

                                     1999      1998
                                    -------  --------
Funded status                       $  (140) $(10,266)
Unrecognized net actuarial gain       6,481    11,313
Unrecognized transition obligation    5,059     5,715
Unrecognized prior service cost         248       282
                                    -------  --------
Accrued pension cost                $11,648  $  7,044
                                    =======  ========


                                 1999   1998   1997
                                ------ ------ ------
Weighted-Average Assumptions
Discount rate                    7.25%  7.25%  7.75%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

Plan assets are invested in listed stocks, bonds and short term monetary investments.

The Company's net pension expense was $4,604 in 1999, $4,233 in 1998 and $4,091 in 1997. The components of pension expense are as follows:

                                       1999    1998    1997
                                      ------  ------  ------
Service cost                          $6,941  $6,172  $6,105
Interest cost                          5,671   5,739   5,330
Expected return on plan assets        (7,318) (6,988) (6,654)
Amortization of transition net asset    (656)   (656)   (656)
Amortization of prior service cost       (34)    (34)    (34)
                                      ------  ------  ------
Pension expense                       $4,604  $4,233  $4,091
                                      ======  ======  ======

The Company has unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $12,580 at July 2, 1999 and $11,074 at June 26, 1998. Retirement expense for these plans was $2,777, $2,649 and $2,193 in 1999, 1998 and 1997, respectively.

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

                                                 1999    1998
                                                ------  -------
Change in Benefit Obligation
Benefit obligation at beginning of year         $8,184  $ 8,998
Service cost                                        45       46
Interest cost                                      570      663
Amendments                                         380      --
Actuarial gain                                    (914)    (701)
Benefits paid                                     (778)    (822)
                                                ------  -------
Benefit obligation at end of year               $7,487  $ 8,184
                                                ======  =======
Change in Plan Assets
Fair value of plan assets at beginning of year  $  171  $   249
Company contributions                              804      744
Benefits paid                                     (778)    (822)
                                                ------  -------
Fair value of plan assets at end of year        $  197  $   171
                                                ======  =======
Funded status                                   $7,290  $ 8,013
Unrecognized net actuarial gain                  2,810    1,989
Unrecognized prior service cost                   (380)      --
                                                ------  -------
Accrued benefit cost                            $9,720  $10,002
                                                ======  =======

Significant actuarial assumptions are as follows:

                                 1999   1998   1997
                                ------ ------ ------
Weighted-Average Assumptions
Discount rate                    7.25%  7.25%  7.75%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

The assumed rate of future increase in health care cost was 7.9%, 8.5% and 9.1% for 1999, 1998 and 1997, respectively and is expected to decrease to 6.0% for each year by 2001. The components of postretirement benefit expense are as follows:

                                    1999  1998  1997
                                    ----  ----  ----
Service cost                        $ 45  $ 46  $ 45
Interest cost                        570   663   704
Amortization of net actuarial gain   (93)  (51)  (24)
                                    ----  ----  ----
Postretirement benefit expense      $522  $658  $725
                                    ====  ====  ====

A change in the assumed health care trend rate would have the following effects:

                                                                 1%       1%
                                                              Increase Decrease
                                                              -------- --------
Effect on total of 1999 service and interest cost components    $ 33    $ (30)
Effect on beginning of year 1999 postretirement benefit
 obligation                                                     $458    $(405)

13. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of foreign currency forward contracts is based on quoted market prices.

                                           1999               1998
                                    ------------------ ------------------
                                    Carrying/          Carrying/
                                    Contract    Fair   Contract    Fair
                                     Amount    Value    Amount    Value
                                    --------- -------- --------- --------
Cash and cash equivalents           $300,454  $300,454 $175,392  $175,392
Marketable securities               $  2,438  $  2,438 $ 95,947  $ 95,947
Non-current marketable securities   $ 15,883  $ 15,883 $    --   $    --
Foreign currency forward contracts  $  9,229  $  9,450 $    335  $    333
Sell Buy                            $ 25,063  $ 23,623 $ 46,318  $ 43,273

14. Related Party Transactions
--------------------------------------------------------------------------------

The Company had sales of $1,907, $2,289 and $3,591 to Scientific-Atlanta of Shanghai, Ltd. (SASL) in 1999, 1998 and 1997. The Company purchased $5,664, $4,043 and $2,496 of inventory from SASL in 1999, 1998 and 1997, respectively. The Company had a net receivable from SASL of $51 at July 2, 1999 and $563 at June 26, 1998. The Company had sales of $79 to Advanced Broadband System Services, Inc. (ABSS) and purchased services of $16,311 from ABSS in 1999. There were no such sales or purchases in 1998 or 1997. The Company had a net receivable of $32 from ABSS at July 2, 1999. Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. SASL and ABSS are partially-owned subsidiaries of the Company.

15. Commitments, Contingencies, and Other Matters
--------------------------------------------------------------------------------

Rental expense under operating lease agreements for facilities and equipment for 1999, 1998 and 1997 was $18,879, $23,262 and $17,462, respectively. The
Company pays taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to seven years. Future minimum payments at July 2, 1999, under operating leases were $47,587. Payments under these leases for the next five years are as follows: 2000 - $13,303; 2001- $10,194; 2002 - $8,178; 2003 - $6,319 and 2004 -
$5,067.

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

16. Common Stock and Related Matters
--------------------------------------------------------------------------------

The Company purchased 4,648,000 shares of its common stock at an aggregate cost of $65,228 during fiscal 1999, 500,000 shares at an aggregate cost of $7,511 during fiscal 1998 and 225,000 shares at an aggregate cost of $2,973 during fiscal 1997.

The Company has non-qualified and incentive stock option plans to provide key employees and directors with an increased incentive to work for the success of the Company. Generally, the option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options expire 10 years after the dates of their respective grants.

The Company accounts for the stock purchase and stock option plans under APB Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what the Company's net income and earnings per share would have been using the compensation model under SFAS No. 123:

                            1999    1998    1997
                          -------- ------- -------
Net income    As reported $102,343 $80,793 $64,042
              Pro forma   $ 91,041 $71,947 $57,761
Earnings per
 share:
 Basic        As reported $   1.33 $  1.03 $  0.82
              Pro forma   $   1.19 $  0.91 $  0.74
 Diluted      As reported $   1.30 $  1.02 $  0.82
              Pro forma   $   1.16 $  0.90 $  0.74

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively:

                            1999    1998    1997
                           ------- ------- -------
Risk free interest rate      5.31%   6.01%   6.35%
Expected term              5 years 5 years 5 years
Expected forfeiture rate        1%      1%      1%
Volatility                     51%     45%     44%
Expected annual dividends    $0.06   $0.06   $0.06

The following information pertains to options on the Company's common stock for the years ended July 2, 1999 and June 26, 1998:

                    Number of   Weighted Average
1999                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year   6,523,009      $17.763
Granted              1,931,850      $23.281
Cancelled             (353,904)     $21.682
Exercised           (2,447,924)     $16.788
                    ----------
Outstanding,
 end of year         5,653,031      $19.841
                    ==========
                    Number of   Weighted Average
1998                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year   6,318,078      $15.469
Granted              1,895,525      $22.011
Cancelled             (459,276)     $19.761
Exercised           (1,231,318)     $12.019
                    ----------
Outstanding,
 end of year         6,523,009      $17.763
                    ==========

The following information pertains to options on the Company's common stock at July 2, 1999:

                                         Options Outstanding
                           ----------------------------------------------------------------
                                                       Weighted                    Weighted
                                                        Average                    Average
Range of                                               Remaining                   Exercise
Exercise Prices             Shares                   Life in Years                  Price
---------------            ---------                 -------------                 --------
$ 3.250 - $10.000            435,499                      2.0                      $ 7.750
$11.333 - $16.938          1,033,831                      8.2                      $15.106
$17.188 - $23.750          4,116,401                      8.7                      $22.089
$25.438 - $36.813             67,300                      9.6                      $33.344
                           ---------
                           5,653,031                      7.1                      $19.841
                           =========

                                                Options Exercisable
                                       ----------------------------------------------------------
                                                                                         Weighted
                                                                                         Average
Range of                                                                                 Exercise
Exercise Prices                         Shares                                            Price
---------------                        ---------                                         --------
$ 3.250 - $10.000                        435,499                                         $ 7.750
$11.333 - $16.938                        798,186                                         $14.987
$17.188 - $23.750                      2,324,806                                         $21.488
$25.438 - $36.813                         16,825                                         $33.344
                                       ---------
                                       3,575,316                                         $18.419
                                       =========

At July 2, 1999, an additional 422,887 shares were reserved under employee and director stock option plans.

The Company has an employee stock purchase plan whereby the Company provides certain purchase benefits for participating employees. At July 2, 1999, 946,815 shares were reserved for issuance to employees under the plan.

The Company has a 401(k) plan whereby the Company matches eligible employee contributions in Company stock, subject to certain limitations. The Company's expense to match contributions was $6,416, $6,450 and $6,075 in 1999, 1998 and 1997, respectively. At July 2, 1999, 2,658,395 shares were reserved for issuance to employees under the plan.

The Company has a stock plan for non-employee directors which provides for 500 shares of common stock of the Company to be granted to each director annually, which allows directors to elect to receive all or a portion of his or her quarterly compensation from the Company in the form of shares of common stock of the Company, and which also provides for a retirement award of 1,500 shares of common stock of the Company annually. At July 2, 1999, 79,500 shares were reserved for issuance to non-employee directors under the plan.

The Company issues restricted stock awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $3,304, $2,670 and $845, in 1999, 1998 and 1997, respectively. At July 2, 1999, 2,727,664 shares were reserved for issuance under this plan.

At July 2, 1999, a total of 6,835,261 shares of authorized stock were reserved for the above purposes.

The Company adopted a Rights Plan effective upon expiration of its previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. For shares issued after such dividend, a Right attaches to each share of common stock issued. The Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of the Company's common stock, (ii) makes a tender offer to acquire 15 percent or more of the Company's common stock, or
(iii) is determined by the Board of Directors to be an "adverse person" as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an "adverse person", each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of the Company having a value equal to twice the exercise price. If the Company engages in a merger or other business combination in which the Company does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, the Company is required by the Rights Plan to reserve sufficient shares of its common stock to permit the exercise in full of all outstanding Rights. At July 2, 1999 no shares of common stock were reserved for this purpose. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of the Company's common stock or prior to the date any person or group is determined by the Board of Directors to be an "adverse person". The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from the Company's 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on the Company's common stock. At July 2, 1999, there were 77,347 shares of preferred stock reserved for this purpose.

17. Earnings Per Share
--------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company adopted SFAS No. 128 in fiscal 1998. Earnings per share computed under the provisions of SFAS No. 128 were approximately the same as those computed under Opinion No. 15 for fiscal 1995 through 1997.

Basic and diluted earnings per share for the last three fiscal years are as follows:

                                                                  Per Share
1999                                              Earnings Shares  Amount
----                                              -------- ------ ---------
Basic earnings per common share
Earnings from continuing operations available to
 common stockholders                              $102,343 76,815  $ 1.33
Discontinued operations                                --             --
                                                  -------- ------  ------
Net earnings                                      $102,343 76,815  $ 1.33
                                                  ======== ======  ======
Diluted earnings per common share
Earnings from continuing operations available to
 common stockholders                              $102,343 78,565  $ 1.30
Discontinued operations                                --             --
                                                  -------- ------  ------
Net earnings                                      $102,343 78,565  $ 1.30
                                                  ======== ======  ======
Effect of dilutive stock options                  $    --   1,750  $(0.03)
                                                  ======== ======  ======
                                                                  Per Share
1998                                              Earnings Shares  Amount
----                                              -------- ------ ---------
Basic earnings per common share
Earnings from continuing operations available to
 common stockholders                              $ 80,793 78,692  $ 1.03
Discontinued operations                                --             --
                                                  -------- ------  ------
Net earnings                                      $ 80,793 78,692  $ 1.03
                                                  ======== ======  ======
Diluted earnings per common share
Earnings from continuing operations available to
 common stockholders                              $ 80,793 80,003  $ 1.02
Discontinued operations                                --             --
                                                  -------- ------  ------
Net earnings                                      $ 80,793 80,003  $ 1.02
                                                  ======== ======  ======
Effect of dilutive stock options                  $    --   1,311  $(0.01)
                                                  ======== ======  ======

                                                                  Per Share
1997                                              Earnings Shares  Amount
----                                              -------- ------ ---------
Basic earnings per common share
Earnings from continuing operations available to
 common stockholders                              $60,642  78,198   $0.78
Discontinued operations                             3,400            0.04
                                                  -------  ------   -----
Net earnings                                      $64,042  78,198   $0.82
                                                  =======  ======   =====
Diluted earnings per common share
Earnings from continuing operations available to
 common stockholders                              $60,642  78,383   $0.78
Discontinued operations                             3,400            0.04
                                                  -------  ------   -----
Net earnings                                      $64,042  78,383   $0.82
                                                  =======  ======   =====
Effect of dilutive stock options                  $   --      185   $ --
                                                  =======  ======   =====

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                  1999    1998      1997
                                 ------ --------- ---------
Number of options outstanding    39,050 2,123,795 2,670,770
Weighted average exercise price  $36.55    $22.84    $20.91

18. Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company plans to adopt in fiscal 2001. Management is still assessing the impact of the adoption of this statement. Currently, management does not believe the adoption of this statement will have a material impact on the Company's results of operations or financial condition.

19. Consolidated Statement of Stockholders' Equity

 (In Thousands)                                     1999      1998      1997
-------------------------------------------------------------------------------
Preferred Stock
Shares authorized                                   50,000    50,000    50,000
Shares issued                                          --        --        --
Common Stock ($0.50 par value)
Shares authorized                                  350,000   350,000   350,000
                                                  --------  --------  --------
Shares issued at beginning of year                  79,207    77,995    77,256
Issuance of shares under employee benefit plans        264     1,095       612
Issuance of restricted shares                          146       117       127
                                                  --------  --------  --------
Shares issued at end of year                        79,617    79,207    77,995
                                                  ========  ========  ========
Additional Paid-In Capital
Balance at beginning of year                      $195,446  $171,857  $163,143
Issuance of shares under employee benefit plans     11,431    14,042     7,137
Tax benefit from employees' stock plans             15,317     5,719     1,664
Issuance of restricted shares to employees           8,616     3,843     4,743
Unearned compensation -- restricted shares          (4,420)      (15)   (4,830)
                                                  --------  --------  --------
Balance at end of year                            $226,390  $195,446  $171,857
                                                  ========  ========  ========
Retained Earnings
Balance at beginning of year                      $399,678  $323,608  $264,206
Net earnings                                       102,343    80,793    64,042
Cash dividends ($0.06 per share)                    (4,618)   (4,723)   (4,640)
                                                  --------  --------  --------
Balance at end of year                            $497,403  $399,678  $323,608
                                                  ========  ========  ========
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year                      $   (123) $   (112) $    444
Foreign currency translation adjustments, net of
 tax                                                    72       (11)     (556)
Unrealized gains on marketable securities, net
 of tax                                              7,430       --        --
                                                  --------  --------  --------
Balance at end of year                            $  7,379  $   (123) $   (112)
                                                  ========  ========  ========
Treasury Stock
Balance at beginning of year                      $  2,528  $  1,627  $  3,065
Treasury shares acquired                            65,228     7,511     2,973
Issuance of shares under employee benefit plans    (34,942)   (6,610)   (4,411)
                                                  --------  --------  --------
Balance at end of year                            $ 32,814  $  2,528  $  1,627
                                                  ========  ========  ========

Scientific-Atlanta, Inc. and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts
For Each Of The Three Years In The Period Ended July 2, 1999
(In Thousands)

        Col. A             Col. B                Col. C                 Col. D        Col. E
        ------           ---------- --------------------------------- ----------    ----------
                                                Additions
                         Balance at ---------------------------------               Balance at
                         beginning      Charged to       Charged to                   end of
      Description        of period  costs and expenses other accounts Deductions      period
      -----------        ---------- ------------------ -------------- ----------    ----------
Deducted on the balance
 sheet from asset to
 which it applies:
 July 2, 1999 --
   Allowance for
  doubtful accounts....   $10,052        $(1,615)(1)        $--        $  (277)(4)   $ 8,160
                          =======        =======            ====       =======       =======
 June 26, 1998 --
   Allowance for
  doubtful accounts....   $ 4,202        $ 6,231(2)         $  2(3)    $  (383)(4)   $10,052
                          =======        =======            ====       =======       =======
 June 27, 1997 --
   Allowance for
  doubtful accounts....   $ 3,826        $   391            $186(3)    $  (201)(4)   $ 4,202
                          =======        =======            ====       =======       =======
 July 2, 1999(5) --
   Restructuring
  Reserves.............   $ 9,677        $                  $          $(8,077)(7)   $ 1,600
                          =======        =======            ====       =======       =======
 June 26, 1998 --
   Restructuring
  Reserves.............   $   --         $10,998(6)         $--        $(1,321)(7)   $ 9,677
                          =======        =======            ====       =======       =======

Notes:

(1) Includes the collection of $2,339 reserved in fiscal 1998 for receivables from customers in the Asia Pacific region.

(2) Includes charges of $5,895 for receivables from customers in the Asia Pacific region which is currently experiencing currency and other economic crises.

(3) Represents recoveries on accounts previously written off and includes $186 acquired with the purchase of Arcodan A/S in fiscal 1997.

(4) Amounts represent uncollectible accounts written off.

(5) There were no restructuring charges in fiscal 1999 or fiscal 1997.

(6) The Company recorded a restructuring charge of $23,412 in 1998 which included reserves of $10,998 and $12,414 for assets which were abandoned and the impairment of certain assets.

(7) Utilization of restructuring reserves for expenses incurred under obligations under cancelled leases, severance, and other miscellaneous expenses related to the restructuring.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc.
  (Registrant)

/s/ James F. McDonald                     September 15, 1999
-------------------------------------     ------------------
James F. McDonald                         Date
President and Chief Executive
Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. McDonald                     September 15, 1999
-------------------------------------     ------------------
James F. McDonald                         Date
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Wallace G. Haislip                    September 15, 1999
-------------------------------------     ------------------
Wallace G. Haislip                        Date
Senior Vice President--Finance
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Julian W. Eidson                      September 15, 1999
-------------------------------------     ------------------
Julian W. Eidson                          Date
Vice President and Controller
(Principal Accounting Officer)

/s/ Marion H. Antonini                    September 15, 1999
-------------------------------------     ------------------
Marion H. Antonini, Director              Date

/s/ David W. Dorman                       September 15, 1999
-------------------------------------     ------------------
David W. Dorman, Director                 Date


                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

/s/ William E. Kassling                 September 15, 1999
------------------------------------    ------------------
William E. Kassling, Director           Date

/s/ Mylle Bell Mangum                   September 15, 1999
------------------------------------    ------------------
Mylle Bell Mangum, Director             Date

/s/ David J. McLaughlin                 September 15, 1999
------------------------------------    ------------------
David J. McLaughlin                     Date

/s/ James V. Napier                     September 15, 1999
------------------------------------    ------------------
James V. Napier                         Date

/s/ Sam Nunn                            September 15, 1999
------------------------------------    ------------------
Sam Nunn, Director                      Date

                                EXHIBIT INDEX


    (3) (a) The Composite Statement of Amended and Restated Articles of Incorporation of the Company is incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997.

        (b)  The By-laws of the Company, as amended.

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

    (10)     Material Contracts:

        (a) The following material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended July 1, 1994:

                (i) Form of Severance Protection Agreement between the Company and Certain Officers and Key Employees.*

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

        (c) The following amendments to the Credit Agreement described in item (b) above are incorporated by reference to the Company's report on Form 10-K for its fiscal year ended June 28, 1996:

                (i) First Amendment, dated as of December 29, 1995, to the Credit Agreement.

                (ii) Letter Amendment, dated as of April 5, 1996, to the Credit Agreement.

                (iii) Second Amendment, dated as of June 28, 1996, to the Credit Agreement.

     (d) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on December 27, 1996:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and James F. McDonald.*

     (e) The following material contract is incorporated by reference to the Company's Form S-8 Registration Statement, filed on March 11, 1997:

                (i) Non-Qualified Stock Option Agreement between Scientific-
                    Atlanta, Inc. and Larry L. Enterline.*

     (f) The following amendment to the Credit Agreement described in item
         (b) above is incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

                (i) Third Amendment, dated as of January 27, 1997, to the
                    Credit Agreement.

     (g) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 27, 1997:

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

                (iii) Lease Agreement, dated as of July 30, 1997, between
                      Wachovia Capital Markets, Inc. and the Company.

                (iv) Acquisition, Agency, Indemnity and Support Agreement
                     between the Company and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

                (v) Ground Lease, dated as of July 30, 1997, between the
                    Company and Wachovia Capital Markets, Inc.

                (vi) Scientific-Atlanta, Inc. 1981 Incentive Stock Option
                     Plan, as amended.*

                (vii) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option
                      Plan for Key Employees, as amended.*

     (h) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 26, 1998:

                (i) Scientific-Atlanta, Inc. Stock Plan for Non-Employee
                    Directors, as amended and restated.*

                (ii) Scientific-Atlanta, Inc. Restoration Retirement Plan, as
                     amended.*

                (iii) Letter Amendment, dated as of April 24, 1998, to the
                      Credit Agreement described in item (b) above.

     (i) The following material contracts or amendments to material contracts are incorporated by reference to the Company's report on Form 10-Q for the fiscal quarter ended April 2, 1999:

                (i) Form of First Amendment of Severance Protection Agreement
                    by and between Scientific-Atlanta, Inc. and Certain Executives*

                (ii) Scientific-Atlanta, Inc. Retirement Plan for Non-Employee
                     Directors*

                (iii) Scientific-Atlanta, Inc. Annual Incentive Plan for Key
                      Employees as amended and restated*

                (iv) 1985 Executive Deferred Compensation Plan of Scientific-
                     Atlanta, Inc., as amended and restated*

                (v) Letter Amendment to Credit and Investment Agreement among
                    Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vi) Amendment to Credit and Investment Agreement among
                     Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vii) Second Amendment to Credit and Investment Agreement
                      among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (viii) Fourth Amendment to Credit Agreement between
                       Scientific-Atlanta, inc. and NationsBank, N.A. and other lenders

                (ix) First Amendment to Lease Agreement between Scientific-
                     Atlanta, Inc. and Wachovia Capital Markets, Inc.

                (x) Second Amendment to Lease Agreement between Scientific-
                    Atlanta, Inc. and Wachovia Capital Markets, Inc.

     (j) Executive Deferred Compensation Plan, as amended and restated.*

     (k) Supplemental Executive Retirement Plan, as amended and restated.*

     (l) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as amended and restated.*

     (m) Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan, as amended and restated.*

     (n) Deferred Compensation Plan for Non-Employee Directors, as amended and restated.*

     (o) Non-Employee Directors Stock Option Plan, as amended and restated.*

     (p) Amended and Restated Credit Agreement, dated as of May 7, 1999, by and among the Company and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

     (q) Amendment No. 1 to the Amended and Restated Credit Agreement by and among the Company and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

    (23)  Consent of Independent Public Accountants.

    (27)  Financial Data Schedule.

    (99)  Cautionary Statements.
--------
* Indicates management contract or compensatory plan or arrangement.