Form 10-Q
period 1999-10-01
SCIENTIFIC ATLANTA INC
filed 1999-11-08
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 1, 1999
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ----------------------  to ----------------------

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

                                                Yes  X      No  ___
                                                    ---

     As of October 29, 1999, Scientific-Atlanta, Inc. had outstanding 78,561,295 shares of common stock.

                                    1 of 12

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                   Three Months Ended
                                                               --------------------------
                                                               October 1,   September 25,
                                                                  1999          1998
                                                               ----------   -------------
SALES                                                          $ 349,319       $ 257,478
                                                                 -------        --------

COSTS AND EXPENSES
  Cost of sales                                                  249,371         187,109
  Sales and administrative                                        39,106          38,789
  Research and development                                        28,332          29,291
  Interest expense                                                   358             167
  Interest (income)                                               (3,633)         (2,102)
  Other (income) expense, net                                       (292)        (17,196)
                                                                 -------        --------
  Total costs and expenses                                       313,242         236,058
                                                                 -------        --------

EARNINGS BEFORE INCOME TAXES                                      36,077          21,420

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                                          4,596          (6,487)
  Deferred                                                         6,227          12,913
                                                                 -------        --------

NET EARNINGS                                                   $  25,254       $  14,994
                                                                 =======        ========

EARNINGS PER COMMON SHARE

  BASIC                                                        $    0.32       $    0.19
                                                                 =======        ========

  DILUTED                                                      $    0.31       $    0.19
                                                                 =======        ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING

  BASIC                                                           77,865          79,216
                                                                 =======         =======

  DILUTED                                                         80,676          80,649
                                                                 =======         =======

DIVIDENDS PER SHARE PAID                                       $   0.015       $   0.015
                                                                 =======         =======

COMPREHENSIVE INCOME:

NET EARNINGS                                                   $  25,254       $  14,994

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX(1)
  Unrealized gains (losses) on marketable securities, net          9,724               -
  Retirement plan minimum liability adjustment                      (828)              -
  Foreign currency translation adjustments                          (237)            547
                                                                 -------         -------

COMPREHENSIVE INCOME                                           $  33,913       $  15,541
                                                                 =======         =======

  (1) Assumed 38% and 40% tax rate in fiscal 2000 and fiscal 1999, respectively.

                            SEE ACCOMPANYING NOTES

                                    2 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                  In Thousands
                                                                        -----------------------------
                                                                          October 1,         July 2,
                                                                            1999              1999
                                                                        ------------       ----------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                             $   315,088      $   300,454
   Marketable securities                                                       3,159            2,438
   Receivables, less allowance for doubtful
     accounts of $8,256,000 at October 1
     and $8,160,000 at July 2                                                284,125          290,274
   Inventories                                                               208,240          189,354
   Deferred income taxes                                                      32,583           37,130
   Other current assets                                                       18,016           11,811
                                                                         -----------      -----------
     TOTAL CURRENT ASSETS                                                    861,211          831,461
                                                                         -----------      -----------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                                      21,161           21,161
   Buildings and improvements                                                 31,691           31,802
   Machinery and equipment                                                   205,564          197,326
                                                                         -----------      -----------
                                                                             258,416          250,289
   Less - Accumulated depreciation and amortization                           98,482           92,751
                                                                         -----------      -----------
                                                                             159,934          157,538
                                                                         -----------      -----------
 COST IN EXCESS OF NET ASSETS ACQUIRED                                         8,175            7,900
                                                                         -----------      -----------
 NON-CURRENT MARKETABLE SECURITIES                                            34,088           18,783
                                                                         -----------      -----------
 OTHER ASSETS                                                                 57,413           46,592
                                                                         -----------      -----------
 TOTAL ASSETS                                                            $ 1,120,821      $ 1,062,274
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current  maturities of long-term debt             $       444      $       416
   Accounts payable                                                          132,397          137,146
   Accrued liabilities                                                       121,625          125,038
   Income taxes currently payable                                                  -            5,211
                                                                         -----------      -----------
   TOTAL CURRENT LIABILITIES                                                 254,466          267,811
                                                                         -----------      -----------
 LONG-TERM DEBT, less current maturities                                         379              370
                                                                         -----------      -----------

 OTHER LIABILITIES                                                            63,520           55,927
                                                                         -----------      -----------

 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                              -                -
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 79,616,712 shares at
     October 1 and at July 2                                                  39,808           39,808
   Additional paid-in capital                                                243,605          226,390
   Retained earnings                                                         521,484          497,403
   Accumulated other comprehensive income, net of taxes of
     $9,831,000 at October 1 and $4,921,000 at July 2                         16,038            7,379
                                                                         -----------      -----------
                                                                             820,935          770,980
   Less - Treasury stock, at cost (1,146,032 shares at October 1 and
     2,269,646 shares at July 2)                                              18,479           32,814
                                                                         -----------      -----------
                                                                             802,456          738,166
                                                                         -----------      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,120,821      $ 1,062,274
                                                                         ===========      ===========

                            SEE ACCOMPANYING NOTES

                                    3 of 12

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                          ------------------
                                                                  October 1,           September 25,
                                                                     1999                  1998
                                                                  ----------           -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   $  24,268              $   (5,821)
                                                                     -------                 -------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                       (12,156)                (13,219)
   Acquisition of businesses                                          (7,697)                      -
   Proceeds from the sale of certain assets of a business unit         3,259                       -
   Investments                                                       (13,100)                      -
   Other                                                                 162                     149
                                                                     -------                 -------
   Net cash provided (used) by investing activities                  (29,532)                (13,070)
                                                                     -------                 -------

FINANCING ACTIVITIES:
   Net short-term borrowings                                               -                     537
   Principal payments on long-term debt                                    -                    (133)
   Dividends paid                                                     (1,173)                 (1,191)
   Issuance of common stock                                           21,071                   3,314
   Treasury shares acquired                                                -                 (11,423)
                                                                     -------                 -------
   Net cash provided (used) by financing activities                   19,898                  (8,896)
                                                                     -------                 -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      14,634                 (27,787)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     300,454                 175,392
                                                                     -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 315,088              $  147,605
                                                                     =======                 =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                   $      16              $      154
                                                                     =======                 =======
   Income taxes paid, net                                          $   5,523              $    4,629
                                                                     =======                 =======

                            SEE ACCOMPANYING NOTES

                                    4 of 12

NOTES:
(Amounts in thousands, except share data).

     A. The accompanying consolidated financial statements include the accounts of the company and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the company's 1999 Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

     B. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See Exhibit 11.

     C. Inventories consist of the following:           October 1,   July 2,
                                                           1999        1999
                                                        ----------  ---------
        Raw materials and work-in-process               $  151,462  $ 129,911
        Finished goods                                      56,778     59,443
                                                          --------   --------
        Total inventory                                 $  208,240  $ 189,354
                                                          ========   ========

     D. During the quarter ended October 1, 1999, the company acquired 17,302 shares of its common stock from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested.

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

     E. The company completed the sale of certain assets of its Control Systems business unit for $3,259 of cash and recorded a gain of $1,500 in other (income) and expense in the quarter ended October 1, 1999. This gain was partially offset by other miscellaneous expenses.

        Other (income) expense for the quarter ended September 25, 1998 included an $18,000 gain from the adjustment of the company's investment in Broadcom Corporation (Broadcom) to market value as required by generally accepted accounting principles. There were no other significant items in other (income) expense during the quarter ended September 25, 1998.

     F. During the quarter ended October 1, 1999, the company invested $13,100 in Bookham Technology Limited (Bookham), a UK-based developer and supplier of optical components. In addition, the company acquired certain assets of an optics business for a cash payment of $7,697.

     G. Information on the segments of the company and reconciliations to consolidated amounts are as follows:

                                                                   Corporate
                                                                      and
        1999                Broadband          Satellite             Other              Total
        -----               ---------          ---------           ---------            -----
        Sales               $ 303,863           $ 44,596           $   860          $ 349,319

        Earnings (loss)
         before taxes          33,040             (1,181)            4,218             36,077

        1998
        ----
        Sales               $ 210,238           $ 44,323           $ 2,917          $ 257,478

        Earnings (loss)
         before taxes           7,993             (7,611)           21,038/(1)/        21,420

        (1) Includes $18,000 gain from the adjustment of the company's investment in Broadcom to market value.

                                    5 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $802.5 million and cash on hand was $315.1 million at October 1, 1999. Cash increased $14.6 million during the quarter as cash provided by operations and the issuance of common stock exceeded the company's investment in Bookham, a developer and supplier of optical components, expenditures for equipment and the acquisition of an optics business. The current ratio was 3.4:1 at October 1, 1999, up from 3.1:1 at July 2, 1999. At October 1, 1999, total debt was $0.8 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended October 1, 1999 were $349.3 million, up 36 percent over the prior year. Broadband segment sales were $303.9 million, up 45 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems. The company shipped approximately 245,000 Explorer(R) 2000 digital interactive set-tops during the quarter as compared to approximately 57,000 in the prior year. Sales of transmission products also increased significantly with strong growth across all product areas. As anticipated and previously announced, sales of analog set-tops continued to decline as cable operators shift from analog to digital products. The company expects that the downward trend in sales of analog set-tops will continue throughout the fiscal year. Satellite segment sales were $44.6 million for the quarter ended October 1, 1999, flat as compared to the prior year. The company expects to continue to experience softness in the Satellite segment because of its significant reliance on international markets. In the quarter ended October 1, 1999, international sales were 22 percent of total sales, approximately the same as the prior year.

     Gross margins were 28.6 percent, 1.3 percentage points higher than the prior year, reflecting the continuing benefit from manufacturing in Juarez, Mexico, negotiated procurement savings, and the economies of scale associated with increased manufacturing volumes. Gross margins in the quarter ended October 1, 1999 were 1.2 percentage points lower than the quarter ended July 2, 1999 due primarily to rapid increases in capacity, start-up costs associated with new transmission products and, in part, to the acquisition of an optics business.

     Certain material purchases are denominated in Japanese yen and, accordingly, the purchase price in U.S. dollars is subject to change based on exchange rate fluctuations. The company has forward exchange contracts to purchase yen to hedge a portion of its exposure on purchase commitments through the second quarter of fiscal 2000. During the first quarter of fiscal 2000, the company selected a new supplier for certain materials. Certain material purchases which had been denominated in Japanese yen are now denominated in U.S. dollars thereby reducing the company's exposure to exchange rate fluctuations in the Japanese yen.

     Research and development costs were $28.3 million, or 8 percent of sales, reflecting the company's continued investment in research and development programs which are focused on the development of applications and enhancements to the company's interactive broadband networks. The company continues to invest in research and development programs to support existing products. The company capitalized $0.4 million and $0.6 million of software development costs in the quarters ended October 1, 1999 and September 25, 1998, respectively. During the quarter ended October 1, 1999, the company recognized revenue on certain of the products on which software development costs had been capitalized and amortized $0.4 million of these costs to cost of sales. No such revenue was recognized in the quarter ended September 25, 1998.

     Selling and administrative expenses were flat in the quarter ended October 1, 1999 as compared to the prior year. Cost reductions from the restructuring of the Satellite segment were offset by increases in professional fees and expenses related to the higher volume of sales.

     The restructuring plan announced during fiscal 1998 was substantially completed during fiscal 1999. During the quarter ended October 1, 1999, $0.1 million was charged against the liability for contractual liabilities for cancelled leases and $1.5 million remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

                                    6 of 12

     Other income (expense) in the quarter ended October 1, 1999 included a gain of $1.5 million from the sale of certain assets of the Control Systems business unit which was partially offset by other miscellaneous expenses. Other (income) expense for the quarter ended September 25, 1998 included an $18.0 million gain from the adjustment of the company's investment in Broadcom to market value as required by generally accepted accounting principles. There were no other significant items in other (income) expense during the quarter ended September 25, 1998.

     Earnings before taxes were $36.1 million in the quarter ended October 1, 1999, up $14.7 million over the prior year. Earnings before income taxes in the Broadband segment were $33.0 million, up $25.0 million over the prior year. Significantly higher sales volumes and improved gross margins were the primary factors in the year-over-year increase. Losses before taxes for the Satellite segment were reduced to $1.2 million in the quarter ended October 1, 1999 from losses of $7.6 million in the prior year reflecting the benefit from the previously announced restructuring and resizing efforts in this segment.

     The company's effective income tax rate was 30 percent for the quarter, unchanged from the prior year.

     Net earnings for the quarter ended October 1, 1999 were $25.3 million compared to $15.0 million in the prior year. Higher sales volume, and higher gross margins as a percent of sales and reduced operating expenses contributed to the year-over-year improvement in net earnings.

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

     The company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the company believes such IT systems will be Year 2000 compliant in a time frame that will avoid any material adverse effect on the company. Also, the company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition of the company. The company has identified only two IT systems (E-mail and electronic calendar) that must be replaced due to Year 2000 concerns, and the company already had plans to replace these IT systems with one system providing increased functionality. Installation of these new systems has been completed.

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

     Certain products currently sold by the company contain computer programs that perform date functions or date calculations. The company has evaluated its products and is continuing to evaluate its products, and, based on its investigation to date, the company believes that the products it currently sells are Year 2000 compliant, provided that they are upgraded to include all recommended and available engineering changes. However, the company's products are often used by its customers in systems that contain third party products or products supplied by the company in prior years. Therefore, even though the company's current products may be Year 2000 compliant, the failure of such third party products or historical company-supplied products to be Year 2000 compliant, or to properly interface with the company's current products, may result in a system failure. Certain products that the company no longer offers for sale are not Year 2000 compliant, and the company has no plans to upgrade them. However, the company does have a plan for helping its customers upgrade their System Manager products and related components to System Release 4.6 (and higher versions) software which is currently available for purchase. Such System Release 4.6 (and higher versions) software is expected to remedy the Year 2000 problems of System Manager products historically sold by the company to its customers. Because some customers may be using obsolete versions of the System Manager products, they may also need to purchase equipment to solve their Year 2000 problems. Additionally, the company is in the process of installing Year 2000 compliant upgrades to certain third party software included in the company's digital network control system. A customer's failure to upgrade its System Manager products and related equipment to System Release 4.6 (or higher versions) software and related equipment or to upgrade the third party software in the customer's digital network control system may result in such

                                    7 of 12
customer having critical Year 2000 problems. Under certain limited circumstances, the company may incur expenses to help remedy such customer's critical Year 2000 failure.

     The company continues to investigate each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. Regardless of the responses that the company receives from such third parties, the company is establishing contingency plans to reduce the company's exposure resulting from the non-compliance of third parties. First, the company plans to build inventories of critical and/or important components prior to January 1, 2000, and thereby decrease the company's dependence on suppliers that are not Year 2000 compliant. Second, the company plans to send hard copies of "Schedules of Ordered Products and Delivery Dates" to its major customers, commencing in the fourth calendar quarter of 1999. Such Schedules should enable customers to accept ordered products after January 1, 2000, even if their internal computer systems are not operating properly.

     The company expects the costs related to remediating Year 2000 issues not to be material. All of such expenditures are included in the budgets of the various departments of the company tasked with various aspects of the Year 2000 project. No IT projects have been deferred due to IT's Year 2000 efforts; however, the company is establishing freezes on new software and hardware upgrades at various dates to avoid the possibility of the upgrades affecting previously tested systems.

     The company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used or sold by the company, identification of all significant vendors, and establishment of a senior management committee (composed of the General Counsel, the Chief Financial Officer and the Chief Operating Officer) to oversee the project. Phase I was completed in the second calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the company that have Year 2000 issues, and (c) evaluating the company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II was completed in the second calendar quarter of 1999. Phase III involves testing of the company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III was completed in the second calendar quarter of 1999. Last, Phase IV involves implementation of the company's contingency plans. Several contingency plans are currently being implemented and will continue to be implemented through the remainder of calendar year 1999, and early 2000.

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

Explorer is a registered trademark for Scientific-Atlanta.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------   -----------------------------------------------------------

     The company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar, primarily Japanese yen. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose the company to inventory pricing or asset devaluation risk and the related

                                    8 of 12
     contract must reduce that exposure and be designated by the company as a hedge. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The company's foreign exchange forward contracts do not subject the company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The company does not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, the company would recognize unrealized gains and losses as they occur.


Firmly committed purchase and sales exposure and related derivative contracts through March 31, 2000 are as follows:

                                                Japanese      Canadian       Spanish
                                                  Yen          Dollar        Pesetas
                                                --------      --------       -------
                                            (In thousands, except per dollar amounts)
      Firmly committed purchase (sales)
        contracts                                458,000         5,000      (159,900)
      Notional amount of forward
        exchange contracts                       471,000         3,060      (160,000)
      Average contract amount
        (Foreign currency/
         United States dollar)                    115.95          1.49         188.9

The company has no derivative exposure beyond March 31, 2000.

                                    9 of 12

                          PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.
------

       (a) Exhibits.

           Exhibit No.              Description
           -----------              -----------

               11        Computation of Earnings per Share
               27        Financial Data Schedule (for SEC filing purposes only)
               99        Cautionary Statements

       (b) No reports on Form 8-K were filed during the quarter ended October 1, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCIENTIFIC-ATLANTA, INC.
                                     ------------------------
                                            (Registrant)



Date:  November 8, 1999              By: /s/ Wallace G. Haislip
       ------------------------          ---------------------------------------
                                         Wallace G. Haislip
                                         Senior Vice President
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and duly
                                         authorized signatory of the Registrant)

                                   10 of 12