Form 10-Q
period 1999-12-31
SCIENTIFIC ATLANTA INC
filed 2000-02-11
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  December 31, 1999
                                -----------------


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

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

                                                          Yes X   No ___
                                                              -

     As of January 28, 2000, Scientific-Atlanta, Inc. had outstanding 79,061,629 shares of common stock.

                                     1 of 14

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  Three Months Ended                    Six Months Ended
                                           ----------------------------------     ----------------------------
                                              December 31,       January 1,         December 31,    January 1,
                                                 1999               1999                1999          1999
                                           -------------        -------------     -----------     ------------
SALES                                          $ 372,721        $  310,747          $  722,040      $ 568,225
                                                 -------          --------            --------        -------

COSTS AND EXPENSES
     Cost of sales                               263,512           222,925             512,883        410,034
     Sales and administrative                     42,260            42,883              81,366         81,672
     Research and development                     29,508            29,762              57,840         59,053
     Interest expense                                  -               355                 286            522
     Interest income                              (4,117)           (1,837)             (7,750)        (3,939)
     Other (income) expense, net                  (6,117)          (10,753)             (6,337)       (27,949)
                                                 -------          --------            --------        -------
     Total costs and expenses                    325,046           283,335             638,288        519,393
                                                 -------          --------            --------        -------

EARNINGS BEFORE INCOME TAXES                      47,675            27,412              83,752         48,832

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                      16,185            28,199              20,781         21,712
     Deferred                                     (1,882)          (19,975)              4,345         (7,062)
                                                 -------          --------            --------        -------

NET EARNINGS                                   $  33,372        $   19,188          $   58,626      $  34,182
                                                 =======          ========            ========        =======

EARNINGS PER COMMON SHARE

     BASIC                                     $    0.42        $     0.25          $     0.74      $    0.44
                                                 =======          ========            ========        =======

     DILUTED                                   $    0.41        $     0.25          $     0.72      $    0.44
                                                 =======          ========            ========        =======

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING

     BASIC                                        78,753            75,274              78,309         77,245
                                                 =======          ========            ========        =======

     DILUTED                                      81,808            76,031              81,237         78,340
                                                 =======          ========            ========        =======

DIVIDENDS PER SHARE PAID                           0.015             0.015                0.03           0.03
                                                 =======          ========            ========        =======

COMPREHENSIVE INCOME:

NET EARNINGS                                   $  33,372        $   19,188          $   58,626      $  34,182

OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX(1)
     Unrealized gains (losses) on marketable
      securities, net                              9,120                 -              22,911              -
     Reversal of unrealized gains on marketable
      securities sold                             (2,171)                -              (6,238)             -
     Minimum retirement plan minimum liability
       adjustment                                      -                 -                (828)             -
     Foreign currency translation adjustments       (670)            1,165                (907)         1,712
                                                 -------          --------            --------        -------

COMPREHENSIVE INCOME                           $  39,651        $   20,353          $   73,564      $  35,894
                                                 =======          ========            ========        =======

(1)      Assumed 38% and 40% tax rate in
         fiscal 2000 and fiscal 1999, respectively

                            SEE ACCOMPANYING NOTES

                                    2 of 14

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                       In Thousands
                                                                         -----------------------------------
                                                                          December 31,              July 2,
                                                                              1999                   1999
                                                                         ---------------          ----------
ASSETS                                                                      (Unaudited)
    CURRENT ASSETS
       Cash and cash equivalents                                            $   347,953             $   300,454
       Marketable securities                                                      4,105                   2,438
       Receivables, less allowance for doubtful
          accounts of $8,445,000 at December 31
          and $8,160,000 at July 2                                              298,301                 290,274
       Inventories                                                              222,012                 189,354
       Deferred income taxes                                                     34,611                  37,130
       Other current assets                                                      15,908                  11,811
                                                                              ---------              ----------
          TOTAL CURRENT ASSETS                                                  922,890                 831,461
                                                                              ---------              ----------

    PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                                     21,161                  21,161
       Buildings and improvements                                                32,545                  31,802
       Machinery and equipment                                                  219,033                 197,326
                                                                              ---------              ----------
                                                                                272,739                 250,289
       Less - Accumulated depreciation and amortization                         107,395                  92,751
                                                                              ---------              ----------
                                                                                165,344                 157,538
                                                                              ---------              ----------
    COST IN EXCESS OF NET ASSETS ACQUIRED                                         7,943                   7,900
                                                                              ---------              ----------
    NON-CURRENT MARKETABLE SECURITIES                                            42,336                  18,783
                                                                              ---------              ----------
    OTHER ASSETS                                                                 57,610                  46,592
                                                                              ---------              ----------
    TOTAL ASSETS                                                            $ 1,196,123             $ 1,062,274
                                                                              =========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Short-term debt and current  maturities of long-term debt            $       418             $       416
       Accounts payable                                                         149,857                 137,146
       Accrued liabilities                                                      113,944                 125,038
       Income taxes currently payable                                             1,118                   5,211
                                                                              ---------              ----------
          TOTAL CURRENT LIABILITIES                                             265,337                 267,811
                                                                              ---------              ----------

    LONG-TERM DEBT, less current maturities                                         257                     370
                                                                              ---------              ----------

    OTHER LIABILITIES                                                            70,153                  55,927
                                                                              ---------              ----------

    STOCKHOLDERS' EQUITY
       Preferred stock, authorized 50,000,000 shares;
          no shares issued                                                            -                       -
       Common stock, $0.50 par value, authorized
          350,000,000 shares; issued 79,621,212 shares at
          December 31 and 79,616,712 at July 2                                   39,811                  39,808
       Additional paid-in capital                                               256,415                 226,390
       Retained earnings                                                        553,673                 497,403
       Accumulated other comprehensive income, net of taxes of
          $13,679,000 at December 31 and $4,921,000 at July 2                    22,317                   7,379
                                                                              ---------              ----------
                                                                                872,216                 770,980
       Less - Treasury stock, at cost (672,129 shares at December 31 and
          2,269,646 shares at July 2)                                            11,840                  32,814
                                                                              ---------              ----------
                                                                                860,376                 738,166
                                                                              ---------              ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,196,123             $ 1,062,274
                                                                              =========              ==========

                             SEE ACCOMPANYING NOTES


                                    3 of 14

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      Six Months Ended
                                                                                      ----------------
                                                                            December 31,              January 1,
                                                                                1999                    1999
                                                                            ------------              ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           $    58,780              $  (11,367)
                                                                             ---------                 -------

INVESTING ACTIVITIES:
       Purchases of property, plant, and equipment                             (28,607)                (27,701)
       Acquisition of businesses                                                (7,697)                      -
       Proceeds from the sale of certain assets of a business unit               3,259                       -
       Proceeds from the sale of marketable securities                           8,719                  64,450
       Investments                                                             (13,100)                      -
       Other                                                                       175                     214
                                                                             ---------                 -------
       Net cash provided (used) by investing activities                        (37,251)                 36,963
                                                                             ---------                 -------

FINANCING ACTIVITIES:
       Principal payments on long-term debt                                       (111)                   (235)
       Dividends paid                                                           (2,356)                 (2,316)
       Issuance of common stock                                                 28,437                   5,968
       Treasury shares acquired                                                      -                 (65,228)
                                                                             ---------                 -------
       Net cash provided (used) by financing activities                         25,970                 (61,811)
                                                                             ---------                 -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                47,499                 (36,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               300,454                 175,392
                                                                             ---------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   347,953              $  139,177
                                                                             =========                 =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid                                                       $       246              $      495
                                                                             =========                 =======
       Income taxes paid, net                                              $     8,977              $    8,697
                                                                             =========                 =======


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

     B. The company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal 1999 included fifty-three weeks. The three and six months ended January 1, 1999 included fourteen weeks and twenty-seven weeks, respectively.

     C. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See Exhibit 11.


     D. Inventories consist of the following:            December 31,                July 2,
                                                               1999                   1999
                                                          -------------             --------
        Raw materials and work-in-process                $   172,483             $   129,911
        Finished goods                                        49,530                  59,443
                                                            ---------               ---------
        Total inventory                                  $   222,013             $   189,354
                                                            =========               =========

     E. During the six months ended December 31, 1999, the company acquired 17,397 shares of its common stock from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. During the six months ended January 1, 1999, the company acquired 4,648,000 shares of its common stock for $65,228 and acquired an additional 75,880 shares primarily from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. The company re-issues these shares under the company's stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements.

     F. Other income (expense) of $6,117 for the quarter ended December 31, 1999 included a $5,780 gain from the divesture of a portion of the company's investment in WorldGate Communications, Inc. and other miscellaneous gains and expenses.

        During the six months ended December 31, 1999, the company completed the sale of certain assets of its Control Systems business unit for $3,259 of cash and recorded a gain of $1,500. This gain was partially offset by other miscellaneous expenses.

        Other (income) expense for the quarter ended January 1, 1999 included a $20,375 gain from the adjustment of the company's investment in Broadcom Corporation (Broadcom) to market value, a $10,880 loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6,250 from the cancellation of a loss contract.

        In addition, during the quarter ended January 1, 1999, the company decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

        Other (income) expense for the six months ended January 1, 1999 also included $18,000 gain from the adjustment of the company's investment in Broadcom to market in the first quarter of the fiscal year.

     G. During the six months ended December 31, 1999, the company invested $13,100 in Bookham Technology Limited (Bookham), a UK-based developer and supplier of optical components. In addition, the company acquired certain assets of an optics business for a cash payment of $7,697.


                                     5 of 14

(Amounts in thousands, except share data).



H. Information on the segments of the company and reconciliations to consolidated amounts are as follows:


                                                                 Three Months Ended
                                                                 ------------------
                                               December 31, 1999                            January 1, 1999
                             --------------------------------------------  ----------------------------------------------

                                                    Corporate                                     Corporate
                                                      and                                            and
                             Broadband    Satellite   Other        Total      Broadband    Satellite    Other      Total
          Sales              $ 328,452   $  44,131   $   138       $372,721   $ 259,176   $ 49,912   $  1,659      $310,747

          Earnings (loss)
           before taxes      $  40,970   $    (306)  $ 7,011/(1)/  $ 47,675   $  24,155   $ (6,603)  $  9,860/(2)/ $ 27,412

   (1) Includes a gain of $5,780 from the sale of a portion of the company's investment in WorldGate and interest income of $4,117.
   (2) Includes gains of $20,375 from the adjustment of the company's investment in Broadcom to market value and $6,250 from the cancellation of a contract and losses of $10,880 from the sale of one million shares of the company's investment in Broadcom and $6,225 from the decision to dispose of the Control Systems business unit. (See Note F.) Corporate and Other also includes interest income of $1,837.


                                                            Six Months Ended
                                                            ----------------
                                        December 31, 1999                         January 1, 1999
                             ------------------------------------------    ----------------------------------------------

                                                    Corporate                                       Corporate
                                                      and                                              and
                             Broadband    Satellite   Other         Total    Broadband    Satellite    Other      Total
          Sales              $ 632,315   $88,727     $    998      $722,040   $ 469,414   $ 94,235   $  4,576      $568,225

          Earnings (loss)
           before taxes      $  74,010   $(1,487)    $ 11,229/(1)/ $ 83,752   $  32,148   $(14,214)  $ 30,898/(2)/ $ 48,832

   (1) Includes interest income of $7,750 in addition to the $5,780 gain from the sale of a portion of the company's investment in WorldGate discussed above.
   (2) In addition to the items discussed in footnote (1) for the three months ended December 31, 1999, includes additional interest income of $3,633.


I. In January 2000, the company announced it had reached a definitive agreement to sell certain assets of the Satellite Networks business unit to ViaSat Inc. for approximately $75,000. The transaction is subject to various regulatory and other conditions and is expected to close prior to the end of the fiscal year. The amount of the purchase price is subject to normal closing adjustments. The company does not expect the transaction to have a material impact on the company's results of operations or financial position.

                                    6 of 14

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

         Scientific-Atlanta had stockholders' equity of $860.4 million and cash on hand was $348.0 million at December 31, 1999. Cash increased $47.5 million from July 2, 1999 as cash provided by operations, the issuance of common stock and the sale of a portion of the company's investment in WorldGate Communications, Inc. (WorldGate) exceeded the company's expenditures for equipment, investment in Bookham, a developer and supplier of optical components and the acquisition of an optics business. The current ratio was 3.5:1 at December 31, 1999, up from 3.1:1 at July 2, 1999. At December 31, 1999, total debt was $0.7 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

         Sales for the quarter ended December 31, 1999 were $372.7 million, up 20 percent over the prior year. Broadband segment sales for the quarter were $328.5 million, up 27 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems and strong demand for the Explorer(R) 2000 digital interactive set-tops. The company shipped approximately 267,000 Explorer 2000 digital interactive set-tops during the quarter as compared to approximately 126,000 in the prior year. Sales of transmission products also increased significantly in the quarter with strong growth across all product areas. As anticipated and previously announced, sales of analog set-tops continued to decline as cable operators shifted from analog to digital products. The company expects that the downward trend in sales of analog set-tops will continue throughout the fiscal year. Satellite segment sales were $44.1 million for the quarter ended December 31, 1999, down 12 percent as compared to the prior year. The company expects to continue to experience softness in the Satellite segment because of its significant reliance on international markets. In the quarter ended December 31, 1999, international sales were 26 percent of total sales, up from 23 percent of total sales last year.

         Broadband segment sales for the six months ended December 31, 1999 were $632.3 million, up 35 percent over the prior year. The increase was driven by the continued rapid acceleration in the deployment of digital interactive systems and strong demand for the Explorer 2000 set-tops. Satellite segment sales for the six months ended December 31, 1999 were $88.7 million, down 6 percent from the prior year. International sales for the six months ended December 31, 1999 were 24 percent of total sales, approximately the same as the prior year. Sales for the six months ended December 31, 1999 were $722.0 million up 27.1 percent from the prior year.

         Gross margins were 29.3 percent and 29.0 percent for the three and six months ended December 31, 1999, 1.0 percentage points and 1.2 percentage points respectively, higher than the comparable periods of the prior year, reflecting the economies of scale associated with increased manufacturing volumes, the continuing benefit from manufacturing in Juarez, Mexico and negotiated procurement savings.

         Decreases in operating expenses relative to last year are due in part to the fact that the three and six months ended January 1, 1999 included fourteen and twenty-seven weeks, respectively, as compared to the normal thirteen and twenty-six week periods in the current year.

         Research and development costs were $29.5 million and $57.8 million for the three and six months ended December 31, 1999, respectively, or 8 percent of sales, reflecting the company's continued investment in research and development programs which are focused on the development of applications and enhancements to the company's interactive broadband networks. The company continues to invest in research and development programs to support existing products. During the three and six months ended December 31, 1999, the company capitalized $0.6 million and $1.0 million of software development, respectively. During the three and six months ended December 31, 1999, the company recognized revenue on certain of the products on which software development costs had been capitalized and amortized $1.5 million and $3.2 million, respectively, of these costs to cost of sales. The company capitalized software development costs of $0.8 million and $1.4 million during the three and six months ended January 1, 1999, respectively. The company amortized $1.1 million of these costs to cost of sales during the three and six months ended January 1, 1999.

         Selling and administrative expenses were flat for the three and six months periods ended December 31, 1999 as compared to the prior year. Lower sales and marketing expenses, due in part to cost reductions from the restructuring of the Satellite segment, were offset by increases in professional fees and expenses related to the higher volume of sales in the three and six months ended December 31, 1999.


                                     7 of 14

         The restructuring plan announced during fiscal 1998 was substantially completed during fiscal 1999. During the six months ended December 31, 1999, $0.2 million was charged against the liability for contractual liabilities for cancelled leases and $1.5 million remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

         Other (income) expense for the quarter ended December 31, 1999 included a $5.8 million gain from the divesture of a portion of the company's investment in WorldGate.

         Other (income) expense for the quarter ended January 1, 1999 included a $20.4 million gain from the adjustment of the company's investment in Broadcom to market value, a $10.9 million loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6.2 million from the cancellation of a loss contract.

         In addition, during the quarter ended January 1, 1999, the company decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6.2 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

         Other (income) expense in the six months ended December 31, 1999 also included a gain of $1.5 million from the sale of certain assets of the Control Systems business unit which was partially offset by other miscellaneous expenses. Other (income) expense for the six months ended January 1, 1999 also included an $18.0 million gain from the adjustment of the company's investment in Broadcom to market value. Other (income) expense for the three and six months ended December 31, 1999 and January 1, 1999 also included the results of foreign currency transactions and partnership activities and net gains from rental income and other miscellaneous items. There were no other significant items in other (income) expense during the three and six months ended December 31, 1999 and January 1, 1999.

         Earnings before taxes were $47.7 million and $83.8 million in the three and six months ended December 31, 1999, up $20.3 million and $34.9 million, respectively, over the comparable periods of the prior year. Earnings before income taxes in the Broadband segment were $41.0 million and $74.0 million, respectively, in the three and six months ended December 31, 1999, a $16.8 million and $41.9 million improvement, respectively, over the comparable periods of the prior year. Significantly higher sales volumes and improved gross margins were the primary factors in the year-over-year increase. Losses before taxes for the Satellite segment were reduced from $6.6 million to $0.3 million in the three months ended December 31, 1999 and from $14.2 million to $1.5 million in the six months ended December 31, 1999 reflecting the benefit from the previously reported restructuring and resizing efforts in this segment.

         The company's effective income tax rate was 30 percent for the three and six months ended December 31, 1999, unchanged from the prior year.

         Net earnings for the quarter ended December 31, 1999 were $33.4 million compared to $19.2 million in the prior year. Higher sales volume, higher gross margins as a percent of sales and reduced operating expenses contributed to the year-over-year improvement in net earnings. Net earnings for the six months ended December 31, 1999 were $58.6 million compared to $34.2 million in the prior year.

         In January 2000, the company announced it had reached a definitive agreement to sell certain assets of the Satellite Networks business unit to ViaSat Inc. for approximately $75 million. The transaction is subject to various regulatory and other conditions and is expected to close prior to the end of the fiscal year. The amount of the purchase price is subject to normal closing adjustments. The company does not expect the transaction to have a material impact on the company's results of operations or financial position.

Year 2000
---------

         The company, like most other major companies, has addressed over the past several years a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. To date, there have not been, and the company does not expect there to be, any Year 2000 Compliance problems that are


                                     8 of 14
expected to have a material adverse effect on its financial condition or its results of operations. In addition, to date, the company is not aware of any significant customer, vendor, supplier, financial organization or service provider who experienced critical Year 2000 Compliance problems.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
        -----------------------------------------------------------

         The company enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose the company to asset devaluation risk and the related contract must reduce that exposure and be designated by the company as a hedge. Gains and losses on foreign exchange forward contracts, including cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. The company's foreign exchange forward contracts do not subject the company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. The company does not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, the company would recognize unrealized gains and losses as they occur.


Firmly committed purchase and sales exposure and related derivative contracts through June 30, 2000 are as follows:

                                                         Canadian         Spanish
                                                          Dollar          Pesetas
                                                        ----------       ---------
                                                 (In thousands, except per dollar amounts)
     Firmly committed purchase (sales)
        contracts                                         9,500          (159,720)
     Notional amount of forward
        exchange contracts                                9,370          (159,720)
     Average contract amount
        (Foreign currency/
          United States dollar)                            1.48            202.26

The company has no derivative exposure beyond June 30, 2000.


                                     9 of 14

                           PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

           The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

           (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 10, 1999.

           (b) Election of directors:

                                             Votes For               Withhold Authority
                                             ----------              ------------------
                Marion H. Antonini           66,214,642                    484,085
                William E. Kassling          66,226,126                    472,601
                Mylle Bell Mangum            66,215,327                    483,400

                David W. Dorman, James F. McDonald, David L. McLaughlin, James V. Napier and Sam Nunn continue as directors.

          (c)(i)  Re-approval of the Long-Term Incentive Plan, as amended
                    Votes For              Votes Against             Abstain
                ------------------      ------------------      --------------
                    59,490,669                6,843,267              364,791

             (ii) Re-approval of the Senior Officer Annual Incentive Plan, as amended
                    Votes For              Votes Against               Abstain
                -------------------      ------------------      --------------
                   64,406,279                1,874,513                 417,935

            (iii) Ratification of the selection of Arthur Andersen LLP as independent auditors
                    Votes For             Votes Against            Abstain
                -------------------     ------------------      --------------
                    66,365,454               113,560               219,713

Item 6     Exhibits and Reports on Form 8-K
------     --------------------------------
              (a) Exhibits.

                  Exhibit No.           Description
                  -----------           -----------
                      11       Computation of Earnings Per Share
                      27       Financial Data Schedule (for commission use only)
                      99       Cautionary Statements

               (b) No reports on Form 8-K were filed during the quarter ended
                   December 31, 1999.




Date: February 11, 2000         /s/ Wallace G. Haislip
      -----------------         ----------------------
                                Wallace G. Haislip
                                Senior Vice President
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer and duly authorized
                                signatory of the Registrant)



                                    10 of 14