Form 10-Q
period 2000-03-31
SCIENTIFIC ATLANTA INC
filed 2000-05-15
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended    March 31, 2000
                                             --------------

                                      OR

   [ ] Transition report pursuant to section 13 or 15(d) of the securities EXCHANGE act of 1934

For the transition period from                      to
                               ---------------------   ---------------------

                         Commission file number 1-5517


                           SCIENTIFIC-ATLANTA, INC.
            (Exact name of Registrant as specified in its charter)


               Georgia                             58-0612397
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification Number)

      One Technology Parkway, South
           Norcross, Georgia                        30092-2967
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

   As of April 28, 2000 Scientific-Atlanta, Inc. had outstanding 159,259,025 shares of common stock.


                                    1 of 10

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    Three Months Ended                      Nine Months Ended
                                                --------------------------             ----------------------------
                                                March 31,        April 2,               March 31,         April 2,
                                                  2000             1999                   2000              1999
                                                ---------       ---------              ----------         ---------
SALES                                           $440,731         $320,019              $1,162,771         $ 888,244
                                                --------         --------              ----------         ---------

COSTS AND EXPENSES
  Cost of sales                                  310,656          228,635                 823,539           638,669
  Sales and administrative                        45,132           37,589                 126,498           119,261
  Research and development                        32,224           27,914                  90,064            86,967
  Interest expense                                   130              209                     416               731
  Interest income                                 (5,328)          (1,702)                (13,078)           (5,641)
  Other (income) expense, net                      3,476           (2,360)                 (2,861)          (30,309)
                                                --------         --------              ----------         ---------
  Total costs and expenses                       386,290          290,285               1,024,578           809,678
                                                --------         --------              ----------         ---------
EARNINGS BEFORE INCOME TAXES                      54,441           29,734                 138,193            78,566
PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                         17,844            4,060                  38,625            25,772
  Deferred                                        (1,512)           4,860                   2,833            (2,202)
                                                --------         --------              ----------         ---------

NET EARNINGS                                    $ 38,109         $ 20,814              $   96,735         $  54,996
                                                ========         ========              ==========         =========

EARNINGS PER COMMON SHARE

  BASIC                                         $   0.24         $   0.13              $     0.61         $    0.36
                                                ========         ========              ==========         =========
  DILUTED                                       $   0.23         $   0.13              $     0.59         $    0.35
                                                ========         ========              ==========         =========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING

  BASIC                                          158,627          151,718                 157,288           153,566
                                                ========         ========              ==========         =========
  DILUTED                                        166,615          156,452                 163,853           156,604
                                                ========         ========              ==========         =========
DIVIDENDS PER SHARE PAID                        $   0.01         $ 0.0075              $    0.025         $  0.0225
                                                ========         ========              ==========         =========

COMPREHENSIVE INCOME:
NET EARNINGS                                    $ 38,109         $ 20,814              $   96,735         $  54,996


OTHER COMPREHENSIVE INCOME (LOSS),
 net of tax(1)
  Unrealized gains (losses) on marketable
   securities, net                                (9,194)               -                  13,717                 -
  Reversal of unrealized gains on marketable
   securities sold                                     -                -                  (6,238)                -
  Minimum retirement plan minimum liability
   adjustment                                          -                -                    (828)                -
  Foreign currency translation adjustments          (488)            (731)                 (1,395)              345
                                                --------         --------              ----------         ---------

COMPREHENSIVE INCOME                            $ 28,427         $ 20,083              $  101,991         $  55,341
                                                ========         ========              ==========         =========

(1)  Assumed 38% and 40% tax rate in fiscal 2000 and fiscal 1999, respectively.

                             SEE ACCOMPANYING NOTES
                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION



                                                                                             In Thousands
                                                                                        ----------------------
                                                                                        March 31,     July 2,
                                                                                          2000         1999
                                                                                        ---------   ----------
ASSETS                                                                                  (Unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                                             $364,182    $300,454
   Short-term investments                                                                  37,244           -
   Marketable securities                                                                        -       2,438
   Receivables, less allowance for doubtful
     accounts of $5,056,000 at March 31, 2000
     and $8,160,000 at July 2, 1999                                                       312,039     290,274
   Inventories                                                                            243,539     189,354
   Deferred income taxes                                                                   41,103      37,130
   Other current assets                                                                    15,668      11,811
                                                                                       ----------  ----------
     TOTAL CURRENT ASSETS                                                               1,013,775     831,461
                                                                                       ----------  ----------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                                                   21,161      21,161
   Buildings and improvements                                                              35,614      31,802
   Machinery and equipment                                                                220,185     197,326
                                                                                       ----------  ----------
                                                                                          276,960     250,289
   Less - Accumulated depreciation and amortization                                       100,745      92,751
                                                                                       ----------  ----------
                                                                                          176,215     157,538
                                                                                       ----------  ----------
 COST IN EXCESS OF NET ASSETS ACQUIRED                                                      7,634       7,900
                                                                                       ----------  ----------
 NON-CURRENT MARKETABLE SECURITIES                                                         31,614      18,783
                                                                                       ----------  ----------
 INVESTMENTS                                                                               21,266       6,027
                                                                                       ----------  ----------
 OTHER ASSETS                                                                              40,827      40,565
                                                                                       ----------  ----------
 TOTAL ASSETS                                                                          $1,291,331  $1,062,274
                                                                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                                                $      400  $      416
   Accounts payable                                                                       173,366     137,146
   Accrued liabilities                                                                    120,475     125,038
   Income taxes currently payable                                                               -       5,211
                                                                                       ----------  ----------
     TOTAL CURRENT LIABILITIES                                                            294,241     267,811
                                                                                       ----------  ----------
 LONG-TERM DEBT, less current maturities                                                      147         370
                                                                                       ----------  ----------

 OTHER LIABILITIES                                                                         71,580      55,927
                                                                                       ----------  ----------

 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                                           -           -
   Common stock, $0.50 par value per share, authorized
     350,000,000 shares; issued 159,397,664 shares at
     March 31, 2000 and 79,616,712 at July 2, 1999                                         79,699      39,808
   Additional paid-in capital                                                             286,720     226,390
   Retained earnings                                                                      550,361     497,403
   Accumulated other comprehensive income, net of taxes of
     $7,744,000 at March 31, 2000 and $4,921,000 at July 2, 1999                           12,635       7,379
                                                                                       ----------  ----------
                                                                                          929,415     770,980
   Less - Treasury stock, at cost (244,300 shares at March 31, 2000 and
     2,269,646 shares at July 2, 1999)                                                      4,052      32,814
                                                                                       ----------  ----------
                                                                                          925,363     738,166
                                                                                       ----------  ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,291,331  $1,062,274
                                                                                       ==========  ==========

                             SEE ACCOMPANYING NOTES

                                    3 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Nine Months Ended
                                                                  -------------------------
                                                                   March 31,       April 2,
                                                                     2000            1999
                                                                  ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 84,128         $ 14,800
                                                                  --------         --------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                     (52,877)         (41,360)
   Acquisition of businesses                                        (7,697)               -
   Proceeds from the sale of certain assets of a business unit       3,259                -
   Proceeds from the sale of marketable securities                   8,719           64,450
   Investments                                                     (13,100)               -
   Other                                                               185              298
                                                                  --------         --------
   Net cash provided (used) by investing activities                (61,511)          23,388
                                                                  --------         --------

FINANCING ACTIVITIES:
   Principal payments on long-term debt                               (239)            (653)
   Dividends paid                                                   (3,946)          (3,460)
   Issuance of common stock                                         45,296           30,384
   Treasury shares acquired                                              -          (65,228)
                                                                  -------          --------
   Net cash provided (used) by financing activities                 41,111          (38,957)
                                                                  --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    63,728             (769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   300,454          175,392
                                                                   -------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $364,182         $174,623
                                                                  ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                  $    349         $    678
                                                                  ========         ========
   Income taxes paid, net                                         $ 16,057         $ 22,642
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

B. The company's fiscal year ends on the Friday closest to June 30 of each year. Fiscal 1999 included fifty-three weeks. The nine months ended April 2, 1999 included forty weeks.

C. Basic earnings per share were computed based on the weighted average number of shares outstanding. Diluted earnings per share were computed based on the weighted average number of dilutive shares of common stock outstanding. See
    Exhibit 11.

D.  Inventories consist of the following:        March 31,        July 2,
                                                   2000            1999
                                                 ---------       --------
    Raw materials and work-in-process             $187,851       $129,911
    Finished goods                                  55,688         59,443
                                                  --------       --------
    Total inventory                               $243,539       $189,354
                                                  ========       ========

E. In February 2000, the company declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend which was paid on March 27, 2000, to shareholders of record on March 10, 2000. The stock split has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. All per share amounts and options have been restated to reflect the stock split.

    In March 2000, the company announced that it had adopted a stock buyback program for the purchase of up to 8,000,000 shares of its common stock. The company plans to use the shares repurchased for issuance under the company's employee stock option plans and other benefit plans. As of March 31, 2000, no shares had been purchased under this program.

F. During the nine months ended March 31, 2000, the company acquired 70,510 shares of its common stock from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. During the nine months ended April 2, 1999, the company acquired 4,648,000 shares of its common stock pursuant to a stock buyback program for $65,228 and acquired an additional 75,880 shares primarily from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. The company re-issues these shares under the company's stock option plans and other benefit plans.

G. Other (income) expense of $3,476 in the quarter ended March 31, 2000 included expenses of $10,338 related to contractual obligations to minority shareholders of a majority-owned subsidiary, $1,548 of discounts taken by customers and losses of $1,544 from the disposal of fixed assets. Other (income) expense also included gains of $4,000 and $1,531 from the reduction of reserves related to the sale of two business units, Control Systems and Interdiction. During the quarter, the company determined that its exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were less than the company had previously estimated and, accordingly, reduced the reserves. At March 31, 2000, the company had reserves of approximately $2,400 related to the disposition of these two business units. The company also reversed approximately $4,500 of a $5,500 charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, the company has determined that its potential exposure is less than initially anticipated. At March 31, 2000, the company had $1,000 remaining in the reserve for expenses and the potential settlement of environmental issues. Resolution of the remaining issues related to the reserves for businesses sold and environmental issues may require future cash outlays; however, the company believes these outlays will not be significant.

    In addition to the items discussed in the preceding paragraph, the company completed the sale of certain assets of its Control Systems business unit for $3,259 of cash and recorded a gain of $1,500 during the nine months ended March 31, 2000. The company also recorded a $5,780 gain from the divestiture of a portion of the company's investment in WorldGate Communications, Inc. (WorldGate) during the nine months ended March 31, 2000. Other miscellaneous gains and losses for the three and nine months ended March 31, 2000 were not significant.

    Other (income) expense for the quarter ended April 2, 1999 included a gain of $1,375 from the adjustment of the company's investment in Broadcom Corp (Broadcom) to market value.

                                    5 of 10

(Amounts in thousands, except share data).

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

H. During the nine months ended March 31, 2000, the company invested $13,100 in Bookham Technology Limited (Bookham), a UK-based developer and supplier of optical components. In addition, the company acquired certain assets of an optics business for a cash payment of $7,697.

I. Information on the segments of the company and reconciliations to consolidated amounts are as follows:

                                                                   Three Months Ended
                                                                   ------------------
                                               March 31, 2000                                      April 2, 1999
                             -------------------------------------------------    -------------------------------------------
                                                       Corporate                                       Corporate
                                                          and                                             and
                             Broadband    Satellite      Other         Total      Broadband  Satellite   Other         Total

Sales                          $395,676      $44,898    $   157       $440,731     $270,783   $45,831   $3,405       $320,019
Earnings (loss)
  before taxes                 $42,114/(1)/  $  (302)   $12,629/(2)/  $ 54,441     $ 26,415   $  (449)  $3,768/(3)/  $ 29,734

(1) Includes expenses of $10,338 related to contractual obligations to minority shareholders of a majority-owned subsidiary.
(2) Includes $5,531 from the reduction of reserves related to businesses sold and $4,500 from the reduction of a reserve for expenses and potential settlement of environmental issues. (See Note G.) Corporate and Other also includes interest income of $5,328.
(3) Includes a gain of $1,375 from the adjustment of the company's investment in Broadcom to market value and interest income of $1,702.

                                                                 Nine Months Ended
                                                                 ------------------
                                             March 31, 2000                                   April 2, 1999
                         -----------------------------------------------------   -----------------------------------------------
                                                      Corporate                                         Corporate
                                                         and                                               and
                           Broadband     Satellite      Other          Total     Broadband  Satellite     Other        Total

      Sales              $1,027,992       $133,626     $ 1,153       $1,162,771   $740,197   $140,065     $ 7,982       $888,244

      Earnings (loss)
         before taxes    $  116,124/(1)/  $ (1,789)    $23,858/(2)/  $  138,193   $ 58,562   $(14,662)    $34,666/(3)/  $ 78,566

(1) Includes expenses of $10,338 related to contractual obligations to minority shareholders of a majority-owned subsidiary.
(2) In addition to the items discussed in footnote (2) for the three months ended March 31, 2000, includes a $5,780 gain from the divestiture of a portion of the company's investment in WorldGate and a $1,500 gain from the sale of certain assets of Control Systems business unit. (See Note G.) Corporate and Other also includes interest income of $13,078.
(3) Includes $39,750 gain from the adjustment of the company's investment in Broadcom to market value, a $10,880 loss on sale of one million shares of the company's investment in Broadcom, a gain from the cancellation of a loss contract and a charge of $6,225 related to the company's decision to dispose of the Control Systems business unit. (See Note G.) Corporate and Other also includes interest income of $5,641.


   J. In April 2000, the company completed the previously announced sale of certain assets of the Satellite Networks business unit to ViaSat Inc. The company does not expect the transaction to have a material impact on the company's results of operations or financial position.



                                    6 of 10

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $925.4 million and cash on hand was $364.2 million at March 31, 2000. Cash increased $63.7 million from July 2, 1999 as cash provided by operations, the issuance of common stock and the sale of a portion of the company's investment in WorldGate Communications, Inc. (WorldGate) exceeded the company's expenditures for equipment, investment in Bookham, a developer and supplier of optical components and the acquisition of an optics business. The current ratio was 3.4:1 at March 31, 2000, up from 3.1:1 at July 2, 1999. At March 31, 2000, total debt was $0.5 million or less than one percent of total capital invested. The company believes that funds generated from operations, existing cash balances and its available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended March 31, 2000 were $440.7 million, up 38 percent over the prior year. Broadband segment sales for the quarter were $395.7 million, up 46 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems and strong demand for the Explorer 2000 digital interactive set-tops. The company shipped approximately 512,000 Explorer digital interactive set-tops during the quarter as compared to approximately 151,000 in the prior year. Sales of transmission products also increased significantly in the quarter with strong growth across all product areas. Sales of RF (radio frequency) and opto-electronic products increased 75 percent and 73 percent, respectively, year-over-year. As anticipated and previously announced, sales of analog set-tops continued to decline as cable operators shift from analog to digital products. The company expects that the downward trend in sales of analog set-tops will continue throughout the fiscal year. Satellite segment sales were $44.9 million for the quarter ended March 31, 2000, down 2 percent as compared to the prior year. In the quarter ended March 31, 2000, international sales were 20 percent of total sales, as compared to 22 percent of total sales last year.

     Sales for the nine months ended March 31, 2000 were $1,162.8 million, up 31 percent over the prior year. Broadband segment sales for the nine months ended March 31, 2000 were $1,028.0 million, up 39 percent over the prior year. Sales of transmission products led the year-over-year increase with growth of 65 percent and 50 percent in sales of opto-electronic and RF products, respectively. The continued rapid acceleration in the deployment of digital interactive systems and strong demand for the Explorer 2000 set-tops also contributed to the year-over-year growth. The company shipped over one million Explorer set-tops during the nine months ended March 31, 2000 as compared to slightly more than 300,000 digital set-tops in the prior year. Satellite segment sales for the nine months ended March 31, 2000 were $133.6 million, down 5 percent from the prior year. International sales for the nine months ended March 31, 2000 were 22 percent of total sales, approximately the same as the prior year.

     In April 2000, the company completed the previously announced sale of certain assets of the Satellite Networks business unit to ViaSat Inc. The company does not expect the transaction to have a material impact on the company's results of operations or financial position. Sales of Satellite Networks business unit were approximately 5 percent of total sales in both the three and nine months ended March 31, 2000.

     Gross margins were 29.5 percent and 29.2 percent for the three and nine months ended March 31, 2000, 0.9 percentage points and 1.1 percentage points respectively, higher than the comparable periods of the prior year, reflecting the economies of scale associated with increased manufacturing volumes, the continuing benefit from manufacturing in Juarez, Mexico and negotiated procurement savings.

     Research and development costs were $32.2 million and $90.1 million for the three and nine months ended March 31, 2000, respectively, or approximately 7 percent of sales, reflecting the company's continued investment in research and development programs which are focused on the development of applications and enhancements to the company's interactive broadband networks. The company continues to invest in research and development programs to support existing products.

     Selling and administrative expenses increased 20 percent and 6 percent for the three and nine months periods ended March 31, 2000, respectively, over the prior year. Increases in expenses related to the high volume of sales and professional fees more than offset cost reductions from the restructuring of the Satellite segment.



                                    7 of 10

     The restructuring plan announced during fiscal 1998 was substantially completed during fiscal 1999. During the nine months ended March 31, 2000, $0.3 million was charged against the liability for contractual liabilities for cancelled leases and $1.4 million remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

     Other (income) expense of $3.5 million in the quarter ended March 31, 2000 included expenses of $10.3 million related to contractual obligations to minority shareholders of a majority-owned subsidiary, $1.5 million of discounts taken by customers and losses of $1.5 million from the disposal of fixed assets. Other (income) expense also included gains of $4.0 million and $1.5 million from the reduction of reserves related to the sale of two business units, Control Systems and Interdiction. During the quarter, the company determined that its exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were less than the company had previously estimated and, accordingly, reduced the reserves. At March 31, 2000, the company had reserves of approximately $2.4 million related to the disposition of these two business units. The company also reversed approximately $4.5 million of a $5.5 million charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, the company has determined that its potential exposure is less than initially anticipated. At March 31, 2000, the company had $1.0 million remaining in the reserve for expenses and the potential settlement of environmental issues. Resolution of the remaining issues related to the reserves for businesses sold and environmental issues may require future cash outlays; however, the company believes these outlays will not be significant.

     In addition to the items discussed in the preceding paragraph, the company completed the sale of certain assets of its Control Systems business unit for $3.3 million of cash and recorded a gain of $1.5 million during the nine months ended March 31, 2000. The company also recorded a $5.8 million gain from the divesture of a portion of the company's investment in WorldGate during the nine months ended March 31, 2000. Other miscellaneous gains and losses for the three and nine months ended March 31, 2000 were not significant.

     Other (income) expense for the quarter ended April 2, 1999 included a gain of $1.4 million from the adjustment of the company's investment in Broadcom Corp (Broadcom) to market value.

     Other (income) expense for the nine months ended April 2, 1999 included a $39.8 million gain from the adjustment of the company's investment in Broadcom to market value, a $10.9 million loss on the sale of one million shares of the company's investment in Broadcom, and a gain of $6.3 million from the cancellation of a loss contract. In addition, during the nine months ended April 2, 1999, the company decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with the company's core strategy. The company recorded a charge of $6.2 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

     Earnings before taxes were $54.4 million and $138.2 million in the three and nine months ended March 31, 2000, up $24.7 million and $59.6 million, respectively, over the comparable periods of the prior year. Earnings before income taxes in the Broadband segment were $42.1 million and $116.1 million, respectively, in the three and nine months ended March 31, 2000, a $15.7 million and $57.6 million improvement, respectively, over the comparable periods of the prior year. Significantly higher sales volumes and improved gross margins were the primary factors in the year-over-year increase. Losses before taxes for the Satellite segment were reduced from $0.4 million to $0.3 million in the three months ended March 31, 2000 and from $14.7 million to $1.8 million in the nine months ended March 31, 2000 reflecting the benefit from the previously reported restructuring and resizing efforts in this segment.

     The company's effective income tax rate was 30 percent for the three and
nine months ended March 31, 2000, unchanged from the prior year.   The company
expects its effective tax rate to increase in fiscal 2001.

     Net earnings for the quarter ended March 31, 2000 were $38.1 million compared to $20.8 million in the prior year. Higher sales volume and higher gross margins as a percent of sales contributed to the year-over-year improvement in net earnings. Net earnings for the nine months ended March 31, 2000 were $96.7 million compared to $55.0 million in the prior year.

Explorer is a registered trademark for Scientific-Atlanta.

                                    8 of 10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

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


Firmly committed purchase and sales exposure and related derivative contracts through December 29, 2000 are as follows:

                                      Canadian       Japanese       Spanish
                                       Dollar          Yen          Pesetas
                                    -------------  ------------  -------------
                                    (In thousands, except per dollar amounts)

  Firmly committed purchase (sales)
    contracts                           9,500          22,457       (105,000)
  Notional amount of forward
    exchange contracts                  9,115               -       (105,000)
  Average contract amount
    (Foreign currency/
     United States dollar)               1.45               -         123.31

The company has no derivative exposure beyond December 29, 2000.




                                    9 of 10

                          PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

       (a) Exhibits.

           Exhibit No.  Description
           -----------  -----------

               10       Scientific-Atlanta, Inc. Supplemental Executive
                        Retirement Plan
               11       Computation of Earnings Per Share
               27       Financial Data Schedule (for commission use only)
               99       Cautionary Statements

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.



Date:  May 12, 2000              By:/s/ Wallace G. Haislip
       ------------                 ----------------------
                                    Wallace G. Haislip
                                    Senior Vice President
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and duly
                                    authorized signatory of the Registrant)

                                   10 of 10