Form 10-K
period 2000-06-30
SCIENTIFIC ATLANTA INC
filed 2000-09-26
CIK 87777

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 31, 2000, was approximately $12,500,038,749.

As of August 31, 2000, the Registrant had outstanding 160,938,677 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                    PART I

        In this Form 10-K, the words "Scientific-Atlanta," "we," "our," "ours," and "us" refer to Scientific-Atlanta, Inc. and its subsidiaries.

        Our fiscal year ends on the Friday closest to June 30 of each year. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 1998 refers to our fiscal year ended June 26, 1998, fiscal year 1999 refers to our fiscal year ended July 2, 1999 and fiscal year 2000 refers to our fiscal year ended June 30, 2000.

Item 1. Business

General

        Scientific-Atlanta, Inc. provides its customers with content distribution networks, broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support. We have evolved from a manufacturer of electronic test equipment for antennas and electronics for the cable industry to a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products. During fiscal year 2000, we operated primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, which provides the content distribution networks. We now operate only in the Broadband segment. See the Consolidated Financial Statements included in this Form 10-K for information concerning Scientific-Atlanta's total sales, profits and assets by segment.

 Broadband

        Our Broadband segment includes modulators, demodulators and signal processors for video and audio receiving stations (often referred to as "headend" systems), products for distributing communications signals by coaxial cable and fiber optics from headend systems to subscribers and analog and digital set-top terminals that enable television sets to receive all channels transmitted by cable television system operators. Proprietary software and the operating system used in the terminals, as well as system manager software at the headend or at the transmission level, was developed by us and is updated from time to time. The products in the Broadband segment also include receivers, transmitters, distribution amplifiers, taps and passives, signal encoders and decoders, controllers, optical amplifiers, source lasers, digital video compression and transmission equipment and fiber optic distribution equipment.

        Our analog set-tops include units which are addressable from the headend system so as to permit control of channel authorizations, including authorizations for pay-per-view events, impulse ordering and automatic recording of billing information at the cable operator's central facility, and menu-driven volume controllable units. Sales of analog set-tops constituted approximately 9 percent of Scientific-Atlanta's total sales for fiscal year 2000, and approximately 24 percent and 33 percent of such sales in each of fiscal years 1999 and 1998, respectively. As anticipated and announced previously, sales of analog set-top have declined in response to the introduction of two-way digital technology.

        Sales of digital set-tops constituted approximately 34 percent, 15 percent and 1 percent of Scientific-Atlanta's total sales in fiscal years 2000, 1999 and 1998, respectively. Our Explorer(R) digital set-tops are designed to enable subscribers to access new services to be developed such as e-mail over television, video-on-demand, Web browsing, Internet Protocol (IP) services, and various types of electronic commerce. Several of the advanced services, including e-mail, video-on-demand and Web browsing, have already been deployed on our networks.

        PowerTV, Inc., our majority-owned subsidiary located in Cupertino, California, develops and markets operating system, middleware and application software products for the advanced digital interactive cable television markets. PowerTV's core product is the PowerTV(R) Operating System, which it has licensed to

Pace Micro Technology plc and Pioneer Corporation. PowerTV has developed a number of applications: SofaMAIL(TM), an electronic mail system, and SofaSURF(TM), a web browser. Scientific-Atlanta and PowerTV both conduct active developer application programs for the Explorer network.

        We previously announced that we are a supplier of digital interactive subscriber systems for high-speed Internet and Voice over IP (VoIP) networks. However, we expect to deliver our cable modem product in the first half of calendar year 2001, and we expect to deliver a VoIP product during calendar year 2001.

        Transmission products in the Broadband segment include headend equipment, RF (radio frequency) amplifiers, line extenders, opto-electronic transmitters and amplifiers, taps, and passives, which transmit signals via coaxial cable or fiber optics from the cable operator to the end-user customer. These products enable operators to transmit video and data over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF distribution products constituted approximately 18 percent of Scientific-Atlanta's total sales for fiscal year 2000, and approximately 16 percent and 18 percent of such sales in fiscal years 1999 and 1998, respectively.

        We previously announced that our forward and reverse dense wave division multiplexing (DWDM) transmitter capabilities would be expanded to 48 wavelengths in October 2000. Instead, our DWDM transmitters are expected to be upgraded from 16 to 24 wavelengths in October 2000. Scientific-Atlanta's two channel bdr(TM) product, which uses baseband digital reverse technology, is currently shipping, and the four channel bdr product is scheduled for general availability in the fourth calendar quarter, as previously announced. Scientific-Atlanta is continuing to look at the market demand for the single channel bdr product and does not expect to begin shipment of that product until at least the first calendar quarter of 2001. We had previously announced that shipment of the single channel bdr product would begin in August 2000.

        We design, manufacture and sell digital video compression communications products for use by television broadcasters and cable operators. Our digital video compression products utilize the open architecture MPEG-2 technology adopted by an international standards group, of which we are a founding member. MPEG-2 digital equipment allows headend, set-top and consumer electronics products and systems to operate together across networks and in the home.

        Our broadband products, both analog and digital, are being utilized by our traditional cable operator customers to upgrade their networks to provide new services and new builders of such systems, including telephone companies and competitive local exchange carriers, to build new video, voice and data networks.

 Satellite

        On April 25, 2000, ViaSat, Inc. acquired our satellite network business (excluding the satellite television networks business) which included products such as tracking and telemetry equipment, earth observation satellite ground stations, and intercept systems. We produced satellite earth stations that receive and transmit signals for video and are utilized in satellite-based telephone, data and television distribution networks, packet switches, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object. Our data communications products offerings had included private interactive data systems using VSAT (very small aperture terminal) technology. In addition, our long experience with advanced satellite tracking technologies had enabled us to offer a range of gateways, network management centers, transceivers, and services for the emerging low earth orbiting (LEO) satellite communications markets prior to the disposition of our satellite network business.

        Scientific-Atlanta retained the satellite television networks business, which is now known as the Media Networks business of Scientific-Atlanta. The Media Network business produces encoders, statistical multiplexers, modulators and receivers. Customers, such as television programmers, broadcasters, and service providers use these products to deliver compressed digital video via satellite to cable operators and viewers.

Services

        We have consolidated most of our service functions into a single service organization, SciCare(TM) Broadband Services, with its goal being to ensure effective post-sale service for customers using its products, whether such products are under warranty or no longer under warranty. SciCare Broadband Services offers a variety of maintenance and service contracts to customers using products manufactured or sold by Scientific-Atlanta and by other manufacturers, in addition to providing systems integration, installation, and professional services.

Marketing and Sales

        Our products are sold primarily through our own sales personnel who work out of offices throughout the United States and various foreign countries. Certain products are also marketed in the United States through independent sales representatives and independent distributors. In addition to direct sales by Scientific-Atlanta, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of our products are also made to independent system integrators, distributors and dealers who resell the products to customers. Our management personnel are also actively involved in marketing and sales activities.

        International sales constituted 21 percent of our total sales for fiscal year 2000, and 22 percent and 32 percent of total sales in fiscal years 1999 and 1998, respectively. Substantially all of these sales were export sales. See Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K.

        Sales of products to Time Warner, Inc. and its affiliates were 23 percent of our total sales in fiscal year 2000, and were 16 percent and 11 percent of total sales in fiscal years 1999 and 1998, respectively. Sales of products to AT&T, which merged with MediaOne during fiscal year 2000, and its affiliates were 10 percent of our total sales in fiscal year 2000, were 16 percent of total sales in fiscal year 1999 and 12 percent of total sales in 1998. Sales of products to Charter Communications, Inc. and its affiliates were 14 percent, 7 percent and 2 percent of sales in fiscal years 2000, 1999 and 1998, respectively. Sales to these three customers were principally broadband products. No other customer accounted for 10 percent or more of our sales in any of the three years.

Backlog

        Our backlog consists of unfilled customer orders believed to be firm and long-term contracts which have not been completed. Scientific-Atlanta's backlog as of June 30, 2000 and July 2, 1999 was as follows:


                                                           2000         1999
                                                       ------------ ------------
  Broadband........................................... $786,671,000 $448,456,000
  Satellite...........................................   25,002,000   80,862,000
  Corporate and Other.................................       16,000       90,000
                                                       ------------ ------------
   Total.............................................. $811,689,000 $529,408,000
                                                       ============ ============

        We believe that approximately 90 percent of the backlog existing at June 30, 2000, will be shipped within the succeeding fiscal year. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any time does not reflect expected revenues for any fiscal period.

Product Research and Development and Patents

        We conduct an active research and development program to strengthen and broaden existing products and systems and to develop new products and systems. Our development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in markets and to allocate a greater share of its research and development resources to areas with the highest potential for future benefits to Scientific-Atlanta. In addition, we develop specific applications related to our present technology. Expenditures in fiscal years 2000, 1999 and 1998 were principally for development of digital set-top and digital network products, opto-electronic and RF transmission products, and introduction of our PowerVu(R) products. In fiscal years 2000, 1999 and 1998, our research and development expenses were approximately $122.4 million, $117.3 million and $111.5 million, respectively.

        We hold patents with respect to certain of our products and actively seek to obtain patent protection for significant inventions and developments. Patents are important to our Broadband and Satellite segments. See Item 3. Legal Proceedings.

Manufacturing

        Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of our products include precision electronic components requiring close tolerances, we maintain rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly review our overall production techniques to enhance productivity and reliability. Our analog set-tops and taps and passives hardware for the cable television industry are manufactured primarily by contract vendors with high-quality, high-volume production facilities. In addition to such manufacturing by contract vendors, we commenced our own manufacturing of high volume products in fiscal year 1995 in our Juarez, Mexico facility. We manufacture a variety of products in the Juarez facility, including digital set-tops and our RF amplifier product line. We plan to increase the production capacity of our digital set-tops in our Juarez facility to 1.3 million units per quarter by second quarter fiscal year 2001.

Materials and Supplies

        The materials and supplies we purchase are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd and Zinwell Corporation, Taiwanese companies, are our primary suppliers of taps. We also purchase aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. Our primary supplier of die castings for RF distribution products is Premiere Die Casting, Inc. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops. Anadigics, Inc. is a provider of CATV hybrid integrated circuits for use in our RF distribution products. We consider our sources of supply to be adequate and are not dependent upon any single supplier, except for Matsushita Electronic Components Corporation of America (and affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, Premiere Die Casting, Inc., Motorola, Inc., Broadcom Corporation, Anadigics, and STMicroelectronics, for any significant portion of the materials used in the products we manufacture or for the products we sell. From time to time, we experience shortages of certain electronic components from our suppliers. Recently, we have experienced substantial shortages of certain electronic components from our suppliers and expect that such shortages will continue to be substantial. These shortages have not had, and are not expected to have, a material effect on our operations.

Employees

        As of June 30, 2000, we employed approximately 10,227 regular full-time and part-time employees and approximately 407 additional workers employed through temporary employment agencies. We believe our employee relations are satisfactory.

Competition

        The businesses in which we are engaged are highly competitive. In the Broadband segment, we compete with a small number of equipment suppliers, most of which specialize in the production and sale of equipment to cable television system operators. Our Media Networks business competes with a variety of satellite television equipment providers. We believe that our ability to compete successfully results from our marketing strategy, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by our sales personnel.

Forward-Looking Information

        This Form 10-K, the 2000 Annual Report, any Form 10-Q or any Form 8-K of Scientific-Atlanta or any written or verbal statements made by representatives of Scientific-Atlanta may include "forward-looking statements." Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

Item 2. Properties

        We own and use offices and manufacturing facilities in metropolitan Atlanta, Georgia; Naperville, Illinois; and Juarez, Mexico, which contain a total of approximately 434,000 square feet, of which approximately 339,000 square feet are located at the Juarez manufacturing facility.

        We also own (i) approximately 130 acres of land and a 138,000 square foot facility in Gwinnett County, Georgia, which are leased to ViaSat, Inc., and (ii) approximately 280 acres of land in Gwinnett County, Georgia, held for development of a consolidated office site for Scientific-Atlanta. The first phase of this consolidated office site, 283,000 square feet of engineering and office facilities, was completed in the third quarter of fiscal year 1999 utilizing a long-term operating lease arrangement. The second phase will be completed in the third quarter of fiscal year 2001, and will consist of an additional 299,000 square feet of engineering and office space. We presently lease two buildings in San Diego County, California, neither of which is required for present operations, and both of which are under sublease to other tenants.

        In addition to the property we own, which is described above, we lease additional major manufacturing facilities containing an aggregate of approximately 336,500 square feet at the following locations under leases expiring (including renewal options) from 2001 to 2015:

                                 Approximate
  Location                      Square Footage
  --------                      --------------

  Metropolitan Atlanta, Georgia    249,000

  Sonderborg, Denmark               71,500

  Toronto, Ontario                  16,000

        We also lease laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Cupertino, California; Phoenix, Arizona; Juarez, Mexico; Sonderborg, Denmark; Toronto, Ontario; Vancouver, British Columbia; Frankfurt, Germany; Sydney, Australia; and London and Manchester, United Kingdom, and we lease sales and service offices in 22 domestic and foreign cities.

Item 3. Legal Proceedings

        From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and intellectual property disputes. We do not have pending any litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, upon us.

        Included in the litigation which we currently have pending are several lawsuits we have filed as plaintiff against Gemstar International Group Ltd. and affiliated companies. On December 3, 1998, we filed an action against Gemstar International Group Ltd. (now Gemstar-TV Guide International, Inc.), in the U.S. District Court in Atlanta. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as "Gemstar." The suit alleges that Gemstar violated federal antitrust laws and misused certain patents. We seek damages, an injunction and a declaration that eight patents that Gemstar asserts are related to electronic program guides are invalid, unenforceable and not infringed. Gemstar has filed a counterclaim against us alleging infringement of five of the patents.

        On the next day, December 4, 1998, Gemstar filed a responsive action against us in the United States District Court in Los Angeles, California alleging infringement of two of the same patents involved in the Atlanta suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief. As indicated below, all proceedings in this case have been stayed.

        On December 23, 1998, Gemstar filed a motion with the Judicial Panel on Multi-district Litigation requesting that the cases filed on December 3rd and 4th 1998 be consolidated with cases previously filed by Gemstar in California against General Instrument Corp. and Pioneer Electronic Corp., and in Oklahoma against TV Guide Networks, Inc. The motion asked that the actions be consolidated in a U.S. District Court in California. A hearing on the motion was held, and in April 1999 the Judicial Panel ordered that all cases (except the action against TV Guide Networks, Inc.) be consolidated, but in Atlanta rather than California, for all pretrial proceedings. Therefore, all of these cases are now in the discovery phase in the Atlanta court and the proceedings in the California case filed by Gemstar have been stayed.

        On April 23, 1999, we filed a patent infringement action against Gemstar in the U.S. District Court in Atlanta. The suit alleges that Gemstar infringes three Scientific-Atlanta patents relating to electronic program guides, and seeks damages and injunctive relief.

        On June 25, 1999, we filed an action against StarSight Telecast, Inc., a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents that StarSight asserts are related to electronic program guides. StarSight initially answered our complaint as to one of the two patents, and filed a counterclaim against us alleging infringement of this one patent. After proceedings before the court, StarSight ultimately answered the complaint as to the second patent, but has not filed a counterclaim based on that patent. StarSight's counterclaim seeks damages and injunctive relief. StarSight also filed a motion for preliminary injunctive relief pending the final outcome of the case. This case is now in the discovery phase.

        On July 23, 1999, we filed a patent infringement action against StarSight in the U.S. District Court in Atlanta. The suit alleges that StarSight infringes three Scientific-Atlanta patents relating to electronic program guides, and seeks damages and injunctive relief. This case was coordinated with the April 23, 1999 action by us against Gemstar described above, and the coordinated cases are now in the discovery phase.

        In both of the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants, deployment of infringing programs guides. In the cases challenging the Gemstar defendants' patents, we seek an injunction against Gemstar's enforcement of these patents. In those cases where the Gemstar defendants' patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing electronic program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party may also be entitled to an injunction against the future sale of infringing electronic program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing electronic program guides and could cause the offending party to have to redesign their program guide to avoid infringement.

        None of the actions described above is related to the 1995 American Arbitration Association arbitration action brought against us by StarSight. That arbitration action concerned the alleged delay by us in the deployment of StarSight-capable set-top boxes and our development of a competing electronic program guide allegedly using StarSight's proprietary information in violation of a licensing agreement between us and StarSight. StarSight won an award in that action from the arbitration panel, which we appealed to federal court. While the appeal was pending the controversy was settled by a cross-license agreement between the parties. The arbitration action did not address the issue of patent infringement by either StarSight or us.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Scientific-Atlanta's security holders during the last quarter of its fiscal year ended June 30, 2000.

Item 4A. Executive Officers of Scientific-Atlanta

        The following persons are the executive officers of Scientific-
Atlanta:

                                Executive
  Name                    Age Officer Since Present Office
  ----                    --- ------------- --------------
  James F. McDonald        60     1993      President and Chief Executive
                                            Officer

  Conrad J. Wredberg, Jr.  59     1995      Senior Vice President and Chief Operating
                                            Officer

  J. Lawrence Bradner      49     1999      Senior Vice President; President, SciCare
                                            Broadband Services

  Dwight B. Duke           48     1997      Senior Vice President; President, Transmission
                                            Network Systems

  William E. Eason, Jr.    57     1993      Senior Vice President, General Counsel and
                                            Corporate Secretary

  H. Allen Ecker           64     1979      Senior Vice President; President, Subscriber
                                            Networks

  Wallace G. Haislip       51     1998      Senior Vice President, Chief Financial Officer
                                            and Treasurer

  Brian C. Koenig          53     1988      Senior Vice President, Human Resources

  John H. Levergood        66     1992      Senior Vice President

  Robert C. McIntyre       50     1999      Senior Vice President and Chief Technical Officer

  Julian W. Eidson         61     1978      Vice President and Controller

  Perry D. Tanner          42     2000      Vice President, Marketing

  Patrick M. Tylka         51     2000      Vice President; President, Worldwide Sales

        Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

        Mr. Wredberg joined Scientific-Atlanta in 1995 and was elected to the position of Vice President in May 1995. In November 1995, Mr. Wredberg was elected as a Senior Vice President, and in January 1997, Mr. Wredberg was appointed Chairman of the Corporate Operating Committee. In May 1999, Mr. Wredberg was elected Chief Operating Officer. Mr. Wredberg served as President of American Microsystem, Inc., a supplier of semiconductors, from 1985 until 1995.

        Mr. Bradner joined Scientific-Atlanta in August 1999. Mr. Bradner served as Chairman and Chief Executive Officer of Syntellect, Inc. from March 1996 to May 1999. Mr. Bradner was Chairman and Chief Executive Officer of Pinnacle Investment Associates and its wholly-owned subsidiary, Telecorp Systems, Inc., from January 1991 to March 1996. Mr. Bradner was employed by Scientific-Atlanta from 1977 to 1990, where he held various management positions and was elected Vice President in 1987. Mr. Bradner is a director of Telemate.net, Inc.

        Mr. Duke was elected Senior Vice President of Scientific-Atlanta on April 27, 1998. From June 19, 1996 to April 27, 1998, he served as a Vice President of Scientific-Atlanta. Prior to June 19, 1996, Mr. Duke was employed by Scientific-Atlanta in a variety of management positions for more than five years.

        Mr. Haislip was elected to the position of Senior Vice President-Finance, Chief Financial Officer and Treasurer on April 27, 1998. Prior to April 27, 1998, Mr. Haislip was employed by Scientific-Atlanta in a variety of management positions for more than five years.

        Mr. McIntyre was employed by Scientific-Atlanta from 1991 through 1997. He served as a Vice President of Scientific-Atlanta from February 1995 through November 1995 and as a Senior Vice President of Scientific-Atlanta from November 1995 through September 1997. From September 1997 through November 1998, Mr. McIntyre served as Chief Operating Officer and as Chief Executive Officer from July 1998 to November 1998 of Avex, Inc. Mr. McIntyre re-joined Scientific-Atlanta as an employee in February 1999 and was elected Senior Vice President and Chief Technical Officer in May 1999.

        Mr. Tanner was elected to the position of Vice President, Marketing in May 2000. Prior to May 2000, he was employed by Scientific-Atlanta in a variety of management positions for more than five years.

        All other executive officers have been employed by Scientific-Atlanta in the same or similar capacities for more than five years. There are no family relationships among the executive officers.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Matters

        The Common Stock of Scientific-Atlanta is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of Scientific-Atlanta's Common Stock at August 31, 2000, was 5,901.

        It has been the policy of Scientific-Atlanta to retain a substantial portion of its earnings to finance the expansion of its business. In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal years 1998 and 1999, Scientific-Atlanta paid a $.0075, respectively, dividend per share each quarter. During fiscal year 2000, Scientific-Atlanta paid a $.0075 and a $.01 dividend per share in the first two quarters and the second two quarters, respectively.

        Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 1999 and 2000 is included in Note 5 of the Notes to Financial Statements included in this Report.

Item 6. Selected Financial Data

        Selected Financial Data is set forth on page 28 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion of Consolidated Statement of Financial Position, of Consolidated Statement of Earnings, and of Consolidated Statement of Cash Flows are set forth on pages 15 and 16, 18 through 22, and 24 and 25 of this Report, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        For the information required for this Item 7A, see Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 14 through 43 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta's definitive proxy statement for Scientific-Atlanta's 2000 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    (1) The consolidated financial statements listed below are included on pages 14 through 42 of this Report.

         Report of Independent Public Accountants.

         Consolidated Statements of Financial Position as of June 30, 2000 and July 2, 1999.

         Consolidated Statements of Earnings for each of the three years in the period ended June 30, 2000.

         Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended June 30, 2000

         Notes to Consolidated Financial Statements.

    (2)  Financial Statement Schedule:

                                                                         Page
                                                                         ----
        Schedule II  Valuation and Qualifying Accounts for Each of the
                     Three Years in the Period ended June 30, 2000.       43

         All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) Exhibits:

        Periodic reports, proxy statements and other information filed by Scientific-Atlanta with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and at the following Regional Offices of the SEC: Midwest Regional Office, Citicorp Center, Suite 1400, 14th Floor, 500 West Madison Street, Chicago, Illinois 60661-2511; and Northeast Regional Office, Suite 1300, 13th Floor, 7 World Trade Center, New York, New York 10048. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. The SEC also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Scientific-Atlanta. Scientific-Atlanta's SEC file number reference is Commission File No. 1-5517.

    (3) (a) The Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 27, 1997.

        (b) The By-laws of Scientific-Atlanta, as amended, is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended July 2, 1999.

    (4) The following instrument defining the rights of security holders is incorporated by reference to Scientific-Atlanta's Form 8-A Registration Statement filed on April 7, 1997:

        (a) Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate.

   (10) Material Contracts:

        (a) The following material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended July 1, 1994:

                (i) Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees.*

        (b) The following material contract is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 30, 1995:

                (i) Credit Agreement, dated May 11, 1995, by and between Scientific-Atlanta and NationsBank of Georgia, National Association, for itself and as agent for other banks participating in the credit facility.

        (c) The following amendments to the Credit Agreement described in item (b) above are incorporated by reference to Scientific-Atlanta's report on Form 10-K for its fiscal year ended June 28, 1996:

                (i) First Amendment, dated as of December 29, 1995, to the Credit Agreement.

                (ii) Letter Amendment, dated as of April 5, 1996, to the Credit Agreement.

                (iii) Second Amendment, dated as of June 28, 1996, to the Credit Agreement.

        (d) The following material contract is incorporated by reference to Scientific-Atlanta's Form S-8 Registration Statement, filed on December 27, 1996:

                (i) Non-Qualified Stock Option Agreement between Scientific-Atlanta, Inc. and James F. McDonald.*

        (e) The following amendment to the Credit Agreement described in item (b) above is incorporated by reference to Scientific-Atlanta's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

                (i) Third Amendment, dated as of January 27, 1997, to the Credit Agreement.

        (f) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 27, 1997:

                (i) Letter Amendment, dated as of April 23, 1997, to the Credit Agreement described in item (b) above.

                (ii) Credit and Investment Agreement, dated as of July 30, 1997, among Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto.

                (iii) Lease Agreement, dated as of July 30, 1997, between Wachovia Capital Markets, Inc. and Scientific-Atlanta.

                (iv) Acquisition, Agency, Indemnity and Support Agreement between Scientific-Atlanta and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

                (v) Ground Lease, dated as of July 30, 1997, between Scientific-Atlanta and Wachovia Capital Markets, Inc.

                (vi) Scientific-Atlanta, Inc. 1981 Incentive Stock Option Plan, as amended.*

                (vii) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option Plan for Key Employees, as amended.*

        (g) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 26, 1998:

                (i) Scientific-Atlanta, Inc. Restoration Retirement Plan, as amended.*

                (ii) Letter Amendment, dated as of April 24, 1998, to the Credit Agreement described in item (b) above.

        (h) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-Q for the fiscal quarter ended April 2, 1999:

                (i) Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta, Inc. and Certain Executives*

                (ii) Scientific-Atlanta, Inc. Retirement Plan for Non-Employee Directors*

                (iii) Scientific-Atlanta, Inc. Annual Incentive Plan for Key Employees as amended and restated*

                (iv) 1985 Executive Deferred Compensation Plan of Scientific-Atlanta, Inc., as amended and restated*

                (v) Letter Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vi) Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (vii) Second Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

                (viii) Fourth Amendment to Credit Agreement between
                       Scientific-Atlanta, Inc. and NationsBank, N.A. and other lenders

                (ix) First Amendment to Lease Agreement between Scientific-Atlanta, Inc. and Wachovia Capital Markets, Inc.

                (x) Second Amendment to Lease Agreement between Scientific-Atlanta, Inc. and Wachovia Capital Markets, Inc.

        (i) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's annual report on Form 10-K for the fiscal year ended July 2, 1999:

                (i) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as amended and restated.*

                (ii) Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan, as amended and restated.*

                (iii) Amended and Restated Credit Agreement, dated as of May 7, 1999, by and among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and NationsBank, N.A. as administrative agent for the participating lenders.

                (iv) Amendment No. 1 to the Amended and Restated Credit Agreement by and among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

        (j) Supplemental Executive Retirement Plan, as amended and restated.*

        (k) Stock Plan for Non-Employee Directors, as amended and restated.*

        (l) Non-Employee Directors Stock Option Plan, as amended and restated.*

        (m) Executive Deferred Compensation Plan, as amended and restated.*

        (n) 1996 Employee Stock Option Plan, as amended and restated.*

        (o) Deferred Compensation Plan for Non-Employee Directors, as amended and restated.*

        (p) Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2000 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to Nationsbank, N.A.

   (21) Significant Subsidiaries of Scientific-Atlanta.

   (23) Consent of Independent Public Accountants.

   (27) Financial Data Schedule.

   (99) Cautionary Statements.
--------
* Indicates management contract or compensatory plan or arrangement.

                      [This Page Intentionally Left Blank]

Report of Independent Public Accountants

To the Stockholders of Scientific-Atlanta, Inc.:

       We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 30, 2000, and July 2, 1999, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended June 30, 2000 appearing on pages 17, 23, 26 and 27, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 30, 2000 and July 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                       ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 26, 2000


Report of Management

       The management of Scientific-Atlanta, Inc. (the Company) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with accepted accounting principles generally accepted in the United States and are free of material misstatement. Management also prepared the other information in the Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

       Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 30, 2000 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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

/s/ James F. McDonald                  /s/ Wallace G. Haislip

 James F. McDonald                     Wallace G. Haislip
 President and Chief Executive Officer Senior Vice President - Finance
                                       Chief Financial Officer and Treasurer

Management's Discussion of Consolidated Statements of Financial Position

Scientific-Atlanta had stockholders' equity of $1,215.0 million and cash and short-term investments of $523.1 million at June 30, 2000. The current ratio was 3.0:1 at June 30, 2000 compared to 3.1:1 at July 2, 1999.

Receivables were $333.2 million at fiscal year-end, compared to $290.3 million at the prior year-end. Average days sales outstanding were 65 in fiscal 2000, as compared to 81 days in the prior year. The allowance for doubtful accounts of $4.1 million decreased $4.0 million primarily due to the collection of receivables from customers in the Asia Pacific region that had previously been reserved.

Inventory turnover was 5.7 times in 2000, compared to 4.9 in the prior year.
   The improvement in inventory turnover was due to higher sales volume, the sale of the Satellite Networks business unit which historically had low inventory turnover rates and management's continued effort to improve working capital in fiscal year 2000.

Current deferred income taxes increased $12.6 million in fiscal year 2000 primarily due to research and development credit carryforwards and increases in reserves currently not deductible.

Other current assets of $34.7 million include vendor deposits, license fees, prepaid taxes, other than income taxes, land held for sale, prepaid software maintenance fees and other miscellaneous prepaid expenses.

Net property, plant and equipment increased $21.7 million in fiscal year 2000.
   Capital additions of $82.8 million included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico.

Non-current marketable securities consist of investments in common stock of publicly traded companies and are reported at market value. During fiscal year 2000 and fiscal year 1999, we recorded unrealized gains of $348.9 million and $12.4 million, respectively, on these securities due to market value appreciation which are included in accumulated other comprehensive income.

Other assets, which include investments, license fees, intellectual property, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses, increased $13.5 million in fiscal year 2000 due primarily to investments of $13.1 million in Bookham Technology, plc., a UK-based developer and supplier of optical components, $10.0 million in Luminous Networks, a developer of optical transport technology and $6.9 million in Broadband Innovations, Inc., a telecommunications technology company.

Total borrowings at year-end amounted to $0.5 million, $0.3 million lower than the prior year. The borrowings consist primarily of financing for equipment. See Note 7.

Accounts payable were $212.1 million at year-end, up from $137.1 million last year. The increase reflects the higher inventory levels at the end of fiscal year 2000 as compared to the prior year and the increase in days in accounts payable to 49 at the end of fiscal year 2000 from 44 at the end of fiscal year 1999.

Accrued liabilities of $149.4 million include accruals for compensation, provisions for businesses sold, warranty and service obligations, customer down-payments, royalties and taxes, excluding income taxes. See Management's Discussion of Consolidated Statement of Earnings and Notes 3 and 8 for additional information.

Non-current deferred income taxes of $114.4 million relate primarily to the net unrealized gain on marketable securities classified as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At July 2, 1999, we had a net non-current deferred tax asset which was included in Other Assets.

Other liabilities of $69.8 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits and other miscellaneous accruals. See Note 9 for details.

Management's Discussion of Consolidated Statements of Financial Position (Continued)

Stockholders' equity was $1.21 billion at the end of fiscal year 2000, up
   $476.8 million over the prior year. Net earnings of $155.8 million, $116.4 million from the issuance of common stock pursuant to employee benefit and other stock-based compensation plans and a $213.8 million increase in accumulated comprehensive income were partially offset by dividend payments of $5.5 million and the repurchase of 75,000 shares of our stock for $3.7 million. See the Consolidated Statements of Stockholders' Equity and Comprehensive Income for details.

Consolidated Statements of Financial Position

                                                              In Thousands
                                                          ---------------------
                                                             2000       1999
-------------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                            $  462,496 $  300,454
     Short-term investments                                   60,628        --
     Receivables, less allowance for doubtful accounts of
      $4,134,000 in 2000 and $8,160,000 in 1999              333,242    290,274
     Inventories                                             209,916    189,354
     Deferred income taxes                                    49,681     37,130
     Other current assets                                     34,671     14,249
                                                          ---------- ----------
      Total current assets                                 1,150,634    831,461
                                                          ---------- ----------
   Property, plant, and equipment, at cost
     Land and improvements                                    20,248     21,161
     Buildings and improvements                               40,915     31,802
     Machinery and equipment                                 214,295    197,326
                                                          ---------- ----------
                                                             275,458    250,289
     Less - accumulated depreciation and amortization         96,209     92,751
                                                          ---------- ----------
                                                             179,249    157,538
                                                          ---------- ----------
   Cost in excess of net assets acquired                       7,475      7,900
                                                          ---------- ----------
   Non-current marketable securities                         381,983     18,783
                                                          ---------- ----------
   Other assets                                               60,119     46,592
                                                          ---------- ----------
   Total Assets                                           $1,779,460 $1,062,274
                                                          ========== ==========

-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

   Current liabilities
     Current maturities of long-term debt                 $      386 $      416
     Accounts payable                                        212,111    137,146
     Accrued liabilities                                     149,402    125,038
     Income taxes currently payable                           18,264      5,211
                                                          ---------- ----------
      Total current liabilities                              380,163    267,811
                                                          ---------- ----------
   Long-term debt, less current maturities                       102        370
                                                          ---------- ----------
   Deferred income taxes                                     114,428        --
                                                          ---------- ----------
   Other liabilities                                          69,807     55,927
                                                          ---------- ----------
   Commitments and contingencies (Note 14)
   Stockholders' equity
     Preferred stock, authorized 50,000,000 shares; no
      shares issued                                              --         --
     Common stock, $0.50 par value, authorized
      350,000,000 shares, issued 159,971,077 shares in
      2000 and 79,616,712 shares in 1999                      79,986     39,808
     Additional paid-in capital                              339,649    226,390
     Retained earnings                                       607,822    497,403
     Accumulated other comprehensive income, net of taxes
      of $135,538,000 in 2000 and $4,921,000 in 1999         221,141      7,379
                                                          ---------- ----------
                                                           1,248,598    770,980
     Less - Treasury stock, at cost (651,805 shares in
      2000 and 2,269,646 shares in 1999)                      33,638     32,814
                                                          ---------- ----------
                                                           1,214,960    738,166
                                                          ---------- ----------
   Total Liabilities and Stockholders' Equity             $1,779,460 $1,062,274
                                                          ========== ==========

--------------------------------------------------------------------------------

See accompanying notes.

Management's Discussion of Consolidated Statements of Earnings


The Consolidated Statements of Earnings summarizes Scientific-Atlanta's operating performance over the last three years, during which time we have accelerated development of new products, particularly the development, deployment, production and qualification of our interactive digital networks at customer sites in North America, and continued our expansion into international markets.

Net earnings were $155.8 million, or $0.94 per share as compared to $102.3 million, or $0.65 per share in fiscal year 1999. Earnings in fiscal year 1999 included gains of $41.6 million from the sale of certain marketable securities and the adjustment of our investments in other marketable securities to market value. Excluding these gains, earnings from continuing operations in 1999 were $60.7 million, or $0.39 per share.

   Our fiscal year 1998 results contain several significant and non-recurring items. We recorded $76.2 million of restructuring and other one-time pre-tax charges in the fourth quarter of fiscal year 1998. These charges include the impairment of assets, such as excess inventory related to the consolidation of manufacturing operations and the discontinuance of certain product models, costs to relocate production and the Network Operations Center (NOC), losses on contracts, costs to abandon facilities, charges to establish an allowance for doubtful accounts receivable from customers in the Asia Pacific region and environmental issues. We charged $33.6 million to cost of sales, $5.9 million to selling and administrative expenses, $23.4 million to restructuring expense and $13.3 million to other expense. We also recorded a one-time pre-tax gain of $94.0 million to adjust our investment in Broadcom Corporation to market value. Net earnings excluding these one-time special items were $68.5 million, or $0.44 per share.

Sales of $1.72 billion in fiscal year 2000 increased 38 percent over the prior year. Domestic sales grew $391.3 million, or 41 percent, year-over-year while international sales increased $80.6 million, or 29 percent, year-over-year.

   During fiscal year 2000, Scientific-Atlanta accelerated the rollout of advanced two-way digital cable systems which are real-time, interactive digital networks capable of advanced services such as video-on-demand, e-mail and Web browsing. During fiscal year 2000, we increased the production capacity of our digital set-tops in our Juarez facility from 250,000 units per quarter to 1 million units per quarter. We plan to increase the production capacity of our digital set-tops in the Juarez facility to 1.3 million units per quarter by the second quarter of fiscal year 2001.

   Broadband segment sales in fiscal year 2000 were $1.55 billion, up 48 percent over the prior year. Sales of subscriber products led the year-over-year increase with growth of 51 percent driven by the continued rapid acceleration in the deployment of digital interactive systems and strong demand for the Explorer(R) set-tops. We shipped more than 1.8 million Explorer set-tops during fiscal year 2000 as compared to approximately 0.5 million in fiscal year 1999. As anticipated and previously announced, sales of analog set-tops continued to decline as cable operators shift from analog to digital products. We expect that the downward trend in sales of analog set-tops will continue throughout the next fiscal year. Sales of transmission products increased 44 percent led by growth of 79 percent and 51 percent in sales of opto-electronics and RF (radio frequency) products, respectively. Satellite segment sales declined 11 percent from the prior year due to lower sales in the Satellite Networks business unit which relies significantly on international markets which were negatively impacted by the weak economic conditions in Eastern Europe and the Asia Pacific region and the sale of the Satellite Networks business unit to ViaSat, Inc. in April 2000. We do not expect the sale of the Satellite Networks business to have a material impact on our results of operations or financial position. Sales of the Satellite Networks business unit were approximately 4 percent of total sales in fiscal year 2000 and 8 percent of total sales in fiscal year 1999.

   Sales of $1.24 billion in fiscal year 1999 increased 5 percent over the prior year. Domestic sales grew $160.1 million, or 20 percent, year over year offsetting weaknesses in markets outside the United States. International sales declined $98.1 million, or 26 percent, year-over-year. Broadband segment sales of $1.05 billion in fiscal year 1999 increased 18 percent over the prior year with strong domestic growth in both the transmission and subscriber businesses driven by the cable industry's accelerating moves into Internet Protocol based digital interactive services. The growth in sales of transmission products was driven by cable system rebuilds. The significant increase in sales of digital products was the primary factor in the year-to-year increase in the subscriber businesses. Satellite segment sales in fiscal year 1999 were $184.6 million, down 28 percent from the prior year.

   Sales of digital set-tops constituted 34 percent of our total sales in fiscal year 2000, and approximately 15 percent and 1 percent of our total sales in fiscal years 1999 and 1998, respectively. Sales of RF products were approximately 18 percent of our total sales in fiscal year 2000, and approximately 16 percent and 18 percent of such sales in fiscal years 1999 and 1998, respectively. Sales of analog set-tops constituted 9 percent of our total sales in fiscal year 2000, and approximately 24 percent and 33 percent of such sales in fiscal years 1999 and 1998, respectively. International sales were 21 percent of total sales in fiscal year 2000, as compared to 22 percent and 32 percent of such sales in fiscal years 1999 and 1998, respectively.

Cost of sales as a percent of sales decreased 0.7 percentage points in fiscal year 2000 from 1999, reflecting the economies of scale associated with increased manufacturing volumes, the continuing benefit from manufacturing in Juarez, Mexico and negotiated procurement savings.

   Cost of sales as a percent of sales decreased 0.6 percentage points in fiscal year 1999 from 1998. Cost of sales in fiscal year 1998 included one-time charges of $33.6 million previously discussed. Excluding these one-time charges, cost of sales as a percent of sales increased 2.2 percentage points in fiscal year 1999 over 1998. Margins on digital set-tops, which were lower than Scientific-Atlanta's average, more than offset gains from cost reductions from the transfer of RF production to Juarez, Mexico from Norcross, Georgia, negotiated procurement savings and economies of scale associated with increased manufacturing volumes.

   The materials and supplies we purchase are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are primary suppliers of taps. We also purchase aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. Our primary supplier of die castings for our RF distribution products is Premiere Die Casting, Inc. Anadigics, Inc. is a provider of CATV hybrid integrated circuits for use in our RF distribution products. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of our primary suppliers of a variety of semi-conductor products, which are used as components in an array of our products, including set-tops. We consider our sources of supply to be adequate and are not dependent upon any single supplier, except for those listed above, for any significant portion of the materials used in the products we manufacture or for the products we sell. From time to time we experience shortages of certain electronic components from our suppliers. Recently, we have experienced substantial shortages of certain electronic components from our suppliers and expect that such shortages will continue to be substantial. These shortages have not had, and are not expected to have, a material effect on our operations.

Sales and administrative expenses of $177.6 million were up $15.6 million over the prior year. Increases in expenses related to the high volume of sales and higher professional fees more than offset cost reductions from the restructuring of the Satellite segment. Sales and administrative expenses of $162.0 million in fiscal year 1999 were $3.6 million lower than 1998.

Research and development expenses were $122.4 million in fiscal year 2000, up
   $5.1 million over 1999. Research and development efforts in 2000 continued to focus on the development of applications and enhancements to Scientific-Atlanta's interactive broadband networks, particularly for opto-electronic products, digital set-tops and digital network products. Research and development expenses were approximately 7 percent of sales in fiscal year 2000 and 9 percent of sales in fiscal years 1999 and 1998. We continue to invest in research and development programs to support existing products as well as future potential products and services for our customer base.

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

   We capitalized $3.4 million, $3.3 million and $2.2 million of software development costs in fiscal years 2000, 1999 and 1998, respectively. We recognized revenue on certain of these products and amortized $4.4 million and $0.6 million of these development costs to cost of sales in fiscal years 2000 and 1999, respectively. No such revenue was recognized in fiscal year 1998. Capitalization ceases and amortization begins when the products are available for general release to customers.

   We periodically allocate engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. There were no non-recurring engineering costs capitalized in inventory at June 30, 2000. At July 2, 1999, we had capitalized $9.0 million of such non-recurring engineering costs capitalized in inventory. During fiscal years 2000, 1999 and 1998, we recognized revenue on certain of these orders and, accordingly, charged $9.0 million, $2.2 million and $1.3 million, respectively, to cost of sales.

   We invest in our technology and in select emerging technologies of innovative companies. During fiscal year 2000, we invested $13.1 million in Bookham Technology, plc., a UK-based developer and supplier of optical components, $10.0 million in Luminous Networks, a developer of next-generation optical transport technology, and $6.9 million in Broadband Innovations, Inc., a telecommunications technology company specializing in RF and digital signal processing solutions for broadband communications.

   We periodically evaluate our strategic direction including an assessment of the markets we serve and alternative methods of generating revenues from our investments in research and development programs, such as licensing of software and hardware technology.

Restructuring charges of $23.4 million were recorded in the fourth quarter of fiscal year 1998. The charges included $10.2 million and $3.2 million for fixed assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5.2 million for severance costs, and $4.8 million for the impairment of certain assets and other miscellaneous expenses.

   As part of the restructuring, production of the RF amplifier was transferred from Norcross, Georgia to Scientific-Atlanta's high volume, low cost manufacturing facility in Juarez, Mexico during the first half of fiscal year 1999. The Norcross manufacturing facility is focused on medium- to low-volume products requiring close engineering support. The production of cable headend equipment was consolidated in Norcross from Vancouver, British Columbia during the second half of fiscal year 1999. The Melbourne, Florida satellite services NOC and research and development facility were also relocated to Norcross. During fiscal year 1998, our European headquarters moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters were transferred from Hong Kong to Singapore. Our Satellite Networks and Communications and Tracking Systems business units combined in fiscal year 1999 to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services.

   We substantially completed our restructuring program in fiscal year 1999. Approximately $1.4 million of the original $23.4 million restructuring charge will be incurred after June 30, 2000 for expenses related to contractual obligations under cancelled leases.

Interest expense was $0.6 million, $0.6 million and $0.5 million in fiscal years 2000, 1999 and 1998, respectively.

Interest income was $19.6 million, an increase of $11.1 million over the prior year, due to higher average cash balances and the increase in short-term investments in fiscal year 2000.

Other (income) expense of $0.7 million in fiscal year 2000 included expenses of $10.3 million related to contractual obligations to minority shareholders of a majority-owned subsidiary and losses of $2.4 million from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3.3 million of cash and recorded a gain of $1.5 million. We also recorded a $5.8 million gain from the sale of a portion of our investment in WorldGate Communications, Inc. (WorldGate). Other (income) expense also included gains of $5.5 million from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed the sale of the majority of the Satellite Networks business unit for $65.3 million of cash. No gain or loss was recognized on this transaction. At June 30, 2000, we had reserves of approximately
   $28.7 million related to the disposition of these three business units to provide for potential sales price adjustments, expenses related to contractual commitments to the purchasers, indemnifications to the purchasers, severance and other miscellaneous expenses related to the sales. We also reversed approximately $4.5 million of a $5.5 million charge recorded in fiscal year 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we have determined that its potential exposure is less than initially anticipated. At June 30, 2000, we had $0.9 million remaining in the reserve for expenses and the potential settlement of environmental issues.

   Other income of $62.3 million in fiscal year 1999 included gains of $41.3 million and $16.6 million from the sale of our investments in Broadcom Corporation and Harmonic Inc., respectively, $6.2 million from the cancellation of a contract under which we were obligated to supply equipment and $5.0 million from an investment in a partnership. In addition, during the second quarter of fiscal year 1999, we decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with our core strategy. We recorded a charge of approximately

   $6.0 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

   Other income of $79.9 million in fiscal year 1998 included a $93.8 million net gain from the mark-to-market adjustment of marketable securities of which $94.0 million related to our investment in Broadcom Corporation, a $9.1 million gain from the sale of certain assets of the Interdiction business, a loss of $9.0 million from the discontinuance of research and development efforts related to our CoAxiom(R) telephony products, $6.2 million for estimated losses on the resale of used equipment and $5.5 million for expenses and the potential settlement of environmental issues and other miscellaneous items.

   During fiscal year 1998, we sold the inventory, manufacturing assets and intellectual property of our Interdiction business to Blonder Tongue Laboratories, Inc. (Blonder Tongue) for $19.0 million in cash, Blonder Tongue stock valued at $1.0 million and an option to acquire additional shares of Blonder Tongue stock, and recorded a pre-tax gain of $9.1 million. During fiscal year 1998, we also sold the majority of the net assets of our Microwave business unit for $8.1 million of cash. No gain or loss was recognized on the transaction.

The provision for income taxes was 30 percent of pre-tax earnings in fiscal years 2000, 1999 and 1998. We expect our effective income tax rate will increase to 34 percent of pre-tax earnings in fiscal year 2001 as the impact on the tax rate from research and development credits is diminished with higher levels of pretax earnings. Details of the provision for income taxes are discussed in Note 10.

Earnings per share of $0.94 in fiscal year 2000 compares with earnings per share of $0.65 in 1999 and $0.50 in 1998. Average diluted shares outstanding increased to 164.9 million in fiscal year 2000 from 157.1 million in 1999 due primarily to the issuance of shares pursuant to stock option plans, 401(k) plan and other stock-based compensation arrangements. Average diluted shares declined in fiscal year 1999 as compared to 1998 due primarily to the repurchase of 4,648,000 shares of our common stock in 1999. Earnings per share and weighted average shares outstanding for prior periods have been restated to reflect the 2-for-1 stock split in March 2000. See Notes 15 and 16.

Consolidated Statements of Earnings

 (In Thousands, Except Per Share Data)       2000        1999        1998
-----------------------------------------------------------------------------
Sales                                     $1,715,410  $1,243,473  $1,181,404
-----------------------------------------------------------------------------
Costs and expenses
 Cost of sales                             1,212,655     888,162     850,738
 Sales and administrative                    177,588     162,017     165,639
 Research and development                    122,403     117,261     111,546
 Restructuring                                   --          --       23,412
 Interest expense                                564         635         476
 Interest income                             (19,636)     (8,526)     (5,963)
 Other (income) expense, net                    (747)    (62,281)    (79,863)
-----------------------------------------------------------------------------
Total costs and expenses                   1,492,827   1,097,268   1,065,985
-----------------------------------------------------------------------------
Earnings before income taxes                 222,583     146,205     115,419
-----------------------------------------------------------------------------
Provision for income taxes                    66,775      43,862      34,626
-----------------------------------------------------------------------------
Net earnings                              $  155,808  $  102,343  $   80,793
-----------------------------------------------------------------------------
Earnings per common share
-----------------------------------------------------------------------------
 Basic                                    $     0.99  $     0.67  $     0.51
 Diluted                                  $     0.94  $     0.65  $     0.50
-----------------------------------------------------------------------------
Weighted average number of common shares
 outstanding
-----------------------------------------------------------------------------
 Basic                                       157,807     153,630     157,384
-----------------------------------------------------------------------------
 Diluted                                     164,895     157,130     160,006
-----------------------------------------------------------------------------

See accompanying notes.

Management's Discussion of Consolidated Statements of Cash Flows

The Statement of Cash Flows summarizes the main sources of our cash and its uses. These flows of cash provided or used are summarized by Scientific-Atlanta's operating activities, investing activities and financing activities.

Cash and cash equivalents at the end of fiscal year 2000 were $462.5 million, up $162.0 million from the end of 1999 due to improved earnings and proceeds from the sale of the Satellite and Control Systems business units and the issuance of stock. During fiscal year 2000, we transferred $60.6 million from cash and cash equivalents to short-term investments to improve the yield on our investments.

   We have a $300 million senior credit facility available that provides for unsecured borrowings up to $150 million which expires May 2001 and up to $150 million which expires May 2004. There were no outstanding borrowings under this facility at June 30, 2000 or at July 2, 1999. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

Cash provided by operating activities was $222.2 million for fiscal year 2000, compared to $46.2 million for fiscal year 1999. Cash provided by improved earnings and increases in accounts payable and other liabilities were offset partially by increases in accounts receivable and inventory levels as compared to the prior year. See Management's Discussion of the Statement of Financial Position for details of this performance.

   In fiscal year 1999, cash provided by earnings and increases in accounts payable were also offset partially by increases in accounts receivable and inventory levels as compared to the prior year.

Cash used by investing activities of $103.7 million included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, purchases of short-term investments and technology investments. Cash provided by investing activities included proceeds from the sale of the Satellite and Control System business units and the divestiture of a portion of our investment in WorldGate Communications, Inc. See Note 2 for additional discussion of investing activities.

   Cash provided by investing activities of $107.0 million in fiscal year 1999 consisted of proceeds from the sale of marketable securities and other investments offset by investing activities of $51.4 million for expenditures for equipment and the expansion of manufacturing capacity, primarily in Juarez, Mexico.

   Cash used by investing activities of $14.8 million in fiscal year 1998 included expenditures for equipment, expansion of manufacturing capacity, primarily in Juarez, Mexico, and other investing activities. Sources of cash included proceeds from the sales of the Interdiction and Microwave businesses.

Cash provided by financing activities of $43.5 million included $53.1 million from the issuance of stock pursuant to stock option and employee benefit plans offset partially by dividend payments of $5.5 million, the repurchase of 75,000 shares of Scientific-Atlanta's common stock for $3.7 million and payments on long-term debt of $0.3 million.

   Cash used by financing activities of $28.1 million in fiscal year 1999 included the acquisition of 4,648,000 shares of Scientific-Atlanta's stock for $65.2 million, dividend payments of $4.6 million and payments on long-term debt of $0.9 million. We reissue these shares under the Scientific-Atlanta stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements. The issuance of stock pursuant to these plans generated cash of $42.6 million.

   Cash provided by financing activities was $2.8 million in fiscal year 1998. Financing activities included the repurchase of 500,000 shares of Scientific-Atlanta's common stock for

  $7.5 million, dividend payments of $4.7 million and net debt payments of $0.9 million. The issuance of stock pursuant to stock option and employee benefit plans generated cash of $16.0 million.
                                ----------------

Any statements in Management's Discussion and Analysis of Financial Condition that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-K for a description of the various risks and uncertainties that could cause Scientific-Atlanta's actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific-Atlanta's forward-looking statements. Such
Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.

CoAxiom and Explorer are registered trademarks of Scientific-Atlanta, Inc.

Consolidated Statements of Cash Flows

 (In Thousands)                                   2000       1999      1998
------------------------------------------------------------------------------
Operating Activities:
---------------------
  Net earnings from continuing operations       $ 155,808  $102,343  $ 80,793
   Adjustments to reconcile net earnings from
    continuing operations to net cash provided
    by operating activities:
    (Gains) on marketable securities, net          (5,780)  (59,465)  (93,764)
    Depreciation and amortization                  50,707    46,075    48,260
    Compensation related to stock benefit plans    20,779     9,720     9,680
    Provision for losses on accounts receivable    (3,165)   (1,615)    6,231
    Losses on sale of property, plant and
     equipment                                      2,396     4,436     4,297
    (Gain) on sale of businesses, net              (6,527)      --     (9,080)
    (Earnings) losses of partnerships, net            754    (6,023)       20
   Changes in operating assets and liabilities:
    Receivables                                   (55,409)  (34,209)  (27,748)
    Inventories                                   (28,308)  (29,809)   42,753
    Deferred income taxes                         (22,570)  (15,593)    8,286
    Accounts payable and accrued liabilities       74,435    25,185     3,124
    Other assets                                  (29,204)   (7,867)   (9,253)
    Other liabilities                              71,571    12,658    16,615
    Exchange rate fluctuations, net                (3,266)      316        50
                                                ---------  --------  --------
  Net cash provided by operating activities       222,221    46,152    80,264
                                                ---------  --------  --------
Investing Activities:
---------------------
   Purchases of property, plant and equipment     (82,772)  (51,352)  (40,643)
   Purchases of short-term investments            (60,628)      --        --
   Proceeds from the sale of businesses            68,606       --     27,059
   Proceeds from the sale of investments            8,719   152,974       --
   Other investments                              (37,713)    4,952    (1,564)
   Other                                              106       469       308
                                                ---------  --------  --------
  Net cash provided (used) by investing
   activities                                    (103,682)  107,043   (14,840)
                                                ---------  --------  --------
Financing Activities:
---------------------
   Principal payments on long-term debt              (298)     (923)     (943)
   Dividends paid                                  (5,541)   (4,618)   (4,723)
   Issuance of stock                               53,087    42,636    16,002
   Treasury shares acquired                        (3,745)  (65,228)   (7,511)
                                                ---------  --------  --------
  Net cash provided (used) by financing
   activities                                      43,503   (28,133)    2,825
                                                ---------  --------  --------
  Increase in cash and cash equivalents           162,042   125,062    68,249
  Cash and cash equivalents at beginning of
   year                                           300,454   175,392   107,143
                                                ---------  --------  --------
  Cash and cash equivalents at end of year      $ 462,496  $300,454  $175,392
                                                =========  ========  ========

See accompanying notes.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

 (Dollars In Thousands, Except Per Share Data)     2000       1999      1998
-------------------------------------------------------------------------------
Preferred Stock
 Shares authorized                                  50,000    50,000    50,000
 Shares issued                                         --        --        --
-------------------------------------------------------------------------------
Common Stock ($0.50 Par Value)
 Shares authorized                                 350,000   350,000   350,000
 Shares issued at beginning of year                 79,617    79,207    77,995
 Issuance of a 2-for-1 stock split effected in
  the form of a stock dividend                      79,696       --        --
 Issuance of shares under employee benefit
  plans                                                633       264     1,095
 Issuance of restricted shares                          25       146       117
-------------------------------------------------------------------------------
Shares issued at end of year                       159,971    79,617    79,207
-------------------------------------------------------------------------------
Additional Paid-in Capital
 Balance, beginning of year                     $  226,390  $195,446  $171,857
 Issuance of shares under employee benefit
  plans                                             27,839    11,431    14,042
 Tax benefit related to the exercise of stock
  options                                           45,867    15,317     5,719
 Issuance of restricted shares to employees         46,759     8,616     3,843
 Restricted shares forfeited/canceled               25,891       849     1,934
 Unearned compensation -- restricted shares        (33,097)   (5,269)   (1,949)
-------------------------------------------------------------------------------
Balance, end of year                            $  339,649  $226,390  $195,446
-------------------------------------------------------------------------------
Retained Earnings
 Balance, beginning of year                     $  497,403  $399,678  $323,608
 Net income(a)                                     155,808   102,343    80,793
 Issuance of a 2-for-1 stock split effected in
  the form of a stock dividend                     (39,848)      --        --
 Cash dividends ($0.035 per share in fiscal
  year 2000 and $0.03 in fiscal years 1999 and
  1998)                                             (5,541)   (4,618)   (4,723)
-------------------------------------------------------------------------------
Balance, end of year                            $  607,822  $497,403  $399,678
-------------------------------------------------------------------------------
Accumulated Other Comprehensive Income (loss)
 (net of tax)
 Balance, beginning of year                     $    7,379  $   (123) $   (112)
 Foreign currency translation adjustments(b)        (1,997)       72       (11)
 Unrealized holding gains (losses) on
  marketable securities, net of
  reclassification adjustments(c)                  216,587     7,430       --
 Minimum pension liability adjustment(d)              (828)      --        --
-------------------------------------------------------------------------------
Balance, end of year                            $  221,141  $  7,379  $   (123)
-------------------------------------------------------------------------------
Treasury Shares
 Balance, beginning of year                     $   32,814  $  2,528  $  1,627
 Treasury shares acquired                            3,745    65,228     7,511
 Restricted shares forfeited/canceled               25,891       849     1,934
 Issuance of shares under employee benefit
  plans                                            (28,812)  (35,791)   (8,544)
-------------------------------------------------------------------------------
Balance, end of year                            $   33,638  $ 32,814  $  2,528
-------------------------------------------------------------------------------
 Total Stockholders' Equity                     $1,214,960  $738,166  $632,077
 Total Comprehensive Income (a+b+c+d)           $  369,570  $109,845  $ 80,782
-------------------------------------------------------------------------------

See accompanying notes.

Selected Financial Data

 (Dollars in Thousands,
 Except Per Share Data)      2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------
Sales                     $1,715,410  $1,243,473  $1,181,404  $1,168,245  $1,047,901
--------------------------------------------------------------------------------------
 Cost of Sales             1,212,655     888,162     850,738     809,081     761,876
 Sales and
  Administrative Expense     177,588     162,017     165,639     160,613     138,362
 Research and
  Development Expense        122,403     117,261     111,546     114,344      95,299
 Restructuring Expense           --          --       23,412         --          --
 Purchased In-Process
  Technology                     --          --          --          --       14,583
 Interest Expense                564         635         476         484         672
 Interest Income             (19,636)     (8,526)     (5,963)     (3,943)     (1,818)
 Other (Income) Expense,
  Net                           (747)    (62,281)    (79,863)     (1,513)     28,374
--------------------------------------------------------------------------------------
Earnings Before Income
 Taxes and
 Discontinued Operations     222,583     146,205     115,419      89,179      10,553
--------------------------------------------------------------------------------------
Provision for Income
 Taxes                        66,775      43,862      34,626      28,537       3,377
--------------------------------------------------------------------------------------
Earnings Before
 Discontinued
 Operations                  155,808     102,343      80,793      60,642       7,176
--------------------------------------------------------------------------------------
Earnings (Loss) from
 Discontinued
 Operations, Net of Tax          --          --          --        3,400     (13,210)
--------------------------------------------------------------------------------------
Net Earnings (Loss)       $  155,808  $  102,343  $   80,793  $   64,042  $   (6,034)
--------------------------------------------------------------------------------------
Basic Earnings Per Share
 before
 Discontinued Operations  $     0.99  $     0.67  $     0.51  $     0.39  $     0.05
--------------------------------------------------------------------------------------
Diluted Earnings Per
 Share before
 Discontinued Operations  $     0.94  $     0.65  $     0.50  $     0.39  $     0.05
--------------------------------------------------------------------------------------
Diluted Earnings (Loss)
 Per Share                $     0.94  $     0.65  $     0.50  $     0.41  $    (0.04)
--------------------------------------------------------------------------------------
Cash Dividends Paid Per
 Share                    $    0.035  $    0.030  $    0.030  $    0.030  $    0.030
--------------------------------------------------------------------------------------
Working Capital           $  770,471  $  563,650  $  457,830  $  347,340  $  301,054
--------------------------------------------------------------------------------------
Total Assets              $1,779,460  $1,062,274  $  940,223  $  823,689  $  763,026
--------------------------------------------------------------------------------------
 Short-Term Debt and
  Current
  Maturities of Long-
  Term Debt               $      386  $      416  $      726  $      842  $    1,600
 Long-Term Debt                  102         370         983       1,810         400
 Stockholders' Equity      1,214,960     738,166     632,077     532,724     463,356
--------------------------------------------------------------------------------------
Total Capital Invested    $1,215,448  $  738,952  $  633,786  $  535,376  $  465,356
--------------------------------------------------------------------------------------
Gross Margin % of Sales         29.3%       28.6%       28.0%       30.7%       27.3%
--------------------------------------------------------------------------------------
Return on Sales Before
 Discontinued
 Operations                      9.1%        8.2%        6.8%        5.2%        0.7%
--------------------------------------------------------------------------------------
Return on Average
 Stockholders' Equity           17.2%       15.6%       13.9%       13.0%       (1.3)%
--------------------------------------------------------------------------------------
Effective Tax Rate                30%         30%         30%         32%         32%
--------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Business
Scientific-Atlanta provides its customers with content distribution networks, broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support. We are a producer of a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications products.

We operate primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems and the Satellite segment consists of satellite network and satellite television network systems. In April 2000, ViaSat, Inc. acquired our Satellite Networks business, which constituted a substantial part of our Satellite segment. We retained the satellite television network business which provides the content distribution networks.

Our products are sold primarily through our own sales personnel who work out of offices in Norcross, Georgia and other metropolitan areas in the United States. Certain products are also marketed in the United States through independent sales representatives and distributors. In addition to our direct sales, sales in foreign countries are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives.

The materials and supplies we purchase are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. Matsushita Electronic Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops. Cablevision Electronics Co., Ltd. and Zinwell Corporation, Tiawanese companies, are primary suppliers of taps. We also purchase aluminum and steel, including castings and semi-fabricated items, produced by a variety of sources. Our primary supplier of die castings for our RF distribution products is Premiere Die Casting, Inc. Anadigics, Inc. is a provider of CATV hybrid integrated circuits for use in our RF distribution products. Additionally, Motorola, Inc., Broadcom Corporation and STMicroelectronics are three of our primary suppliers of a variety of semiconductor products, which are used as components in an array of our products, including set-tops. We consider our sources of supply to be adequate and are not dependent upon any single supplier, except for those listed above, for any significant portion of the materials used in the products we manufacture or for the products we sell. From time to time, we experience shortages of certain electronic components from our suppliers. Recently, we have experienced substantial shortages of certain electronic components and expect that such shortages will continue to be substantial. These shortages have not had, and are not expected to have, a material effect on our operations.

Fiscal Year-End
Scientific-Atlanta's fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:

     2000:  June 30, 2000
     1999:  July 2, 1999
     1998:  June 26, 1998

Fiscal 1999 includes fifty three weeks.

Consolidation
The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions.

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

Foreign Exchange Contracts
Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. To qualify as a hedge, the item to be hedged must expose us to inventory pricing or asset devaluation risk and the related contract must reduce that exposure and be designated by Scientific-Atlanta as a hedge. Gains and losses on foreign exchange forward contracts, including the cost of the contracts, are deferred and recognized in income in the same period as the hedged transactions. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. We do not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, we would recognize unrealized gains and losses as they occur.

Firmly committed purchase exposure and related derivative contracts for fiscal 2001 are as follows:

                                                  Japanese Canadian Spanish
                                                    Yen     Dollar  Pesetas
                                                  -------- -------- --------
Firmly committed purchase (sales) contracts        7,607    11,512  (105,000)
Notional amount of forward contracts                 --     12,100  (105,000)
Average contract amount (Foreign currency/United
 States dollar)                                      --       1.48    153.25

Scientific-Atlanta has no derivative exposure beyond December 2000.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we will adopt in fiscal 2001. Under Statement 133, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Management does not believe the adoption of this statement will have a material impact on our results of operations or financial condition.

Revenue Recognition
Scientific-Atlanta's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer which include a standard right of return, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured.

Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. Unbilled receivables, which consist of retainage, were $1,269 at June 30, 2000 and $13,051 at July 2, 1999. It is anticipated that substantially all such amounts will be collected within one year.

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

Scientific-Atlanta capitalized $3,401, $3,268 and $2,181 of software development costs in fiscal years 2000, 1999 and 1998, respectively. We recognized revenue on certain of these products and charged $4,445 and $603 to cost of sales in fiscal years 2000 and 1999, respectively. No such revenue was recognized in fiscal year 1998. Capitalization will cease when the products are available for general release to customers.

We periodically allocate engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized in inventory. There were no non-recurring engineering costs capitalized in inventory at June 30, 2000. At July 2, 1999, we had $9,013 of such non-recurring engineering costs capitalized in inventory. During fiscal years 2000, 1999 and 1998, we recognized revenue on certain of these orders and, accordingly, charged $9,013, $2,175 and $1,341 to cost of sales, respectively.

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

Warranty Costs
Scientific-Atlanta accrues warranty costs at the time of sale. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

Earnings Per Share
Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares. Earnings per share have been restated to reflect the 2-for-1 stock split in March 2000.

Cash and Cash Equivalents
Scientific-Atlanta considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments
Short-term investments include debt instruments with an original maturity greater than three months and are classified as trading securities under the provisions of SFAS No. 115. Investment income is included in interest income.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                     2000     1999
                   -------- --------
Raw Materials and
 Work-In-Process   $163,969 $129,911
Finished Goods       45,947   59,443
                   -------- --------
Total Inventory    $209,916 $189,354
                   ======== ========

Long-Lived Assets
Scientific-Atlanta records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Cost in Excess of Net Assets Acquired
Cost in excess of net assets acquired is being amortized on a straight-line basis over seventeen years. Subsequent to acquisition, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we use an estimate of the related business segment's undiscounted net income or other methods of determining fair value, if more readily determinable, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

Non-Current Marketable Securities
Non-current marketable securities consist of investments in common stock and are stated at market value. All non-current marketable securities are defined as available for sale under the provisions of SFAS No. 115 and unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income.

Comprehensive Income
Comprehensive income consists of net income, unrealized gains on marketable securities defined as available for sale under the provisions of SFAS No. 115, foreign currency translation adjustments and charges for adjustments to the minimum pension liability.

Financial Presentation
Certain prior year amounts have been restated to conform to the current year presentation.

2. Investments, Acquisitions and Dispositions
--------------------------------------------------------------------------------

During fiscal year 2000, Scientific-Atlanta invested $13,100 in Bookham Technology, plc., a UK-based developer and supplier of optical components, $10,000 in Luminous Networks, a developer of next-generation optical transport technology, and $6,917 in Broadband Innovations, Inc., a telecommunications technology company specializing in RF and digital signal processing solutions for broadband communications. In addition, we acquired certain assets of an optics business for a cash payment of $7,697. To the extent that these investments represent non-marketable securities, they are recorded under the cost method of accounting.

During fiscal year 2000, we completed the sale of the majority of the Satellite Networks business unit and certain assets of the Control Systems business unit for cash payments of $65,347 and $3,259, respectively.

3. Restructuring Charges
--------------------------------------------------------------------------------

During fiscal year 1998, we announced a restructuring and consolidation of worldwide manufacturing operations for reduced cost, improved efficiency and better customer service. Production of the RF amplifier was transferred from Norcross, Georgia to our high volume, low cost manufacturing facility in Juarez, Mexico during the first half of fiscal year 1999. The Norcross manufacturing facility is focused on medium- to low-volume products requiring close engineering support. The production of cable headend equipment was consolidated in Norcross from Vancouver, British Columbia during the second half of fiscal year 1999. The Melbourne, Florida satellite services Network Operations Center (NOC) and research and development facility was relocated to Norcross. During fiscal year 1998, our European headquarters moved from London, England to Frankfurt, Germany to better address market opportunities in continental Europe. The Far East regional headquarters were transferred from Hong Kong to Singapore. Our Satellite Networks and Communications and Tracking Systems business units combined in fiscal year 1999 to capitalize on the combined resources provided by concentrated capabilities in networks, research and development, marketing and sales, and customer program management and services. These businesses were sold in fiscal year 2000. No gain or loss was recognized.

During fiscal year 1998, we recorded restructuring charges of $23,412 which included $10,217 and $3,200 for assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5,173 for severance costs for approximately 500 employees primarily in manufacturing positions and $4,822 for the impairment of certain assets and other miscellaneous expenses. As of July 2, 1999, benefits paid and charged against the liability for severance totaled $6,360, and approximately 560 employees have actually been terminated. The restructuring plan was substantially completed during fiscal year 1999. As of June 30, 2000, $5,454 has been charged against the liability for contractual liabilities for cancelled leases and other miscellaneous costs, and $1,381 remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 1998, 1999 and 2000:

                                    Contractual
                                    Obligations
                                       under
                           Fixed     Cancelled
                           Assets     Leases    Severance  Other    Total
                          --------  ----------- --------- -------  --------
Restructuring charge      $ 10,217    $3,200     $ 5,173  $ 4,822  $ 23,412
Charges to the
 reserve and
 assets
 written off               (10,217)      --       (1,321)  (2,197)  (13,735)
                          --------    ------     -------  -------  --------
Balance at June 28, 1998       --      3,200       3,852    2,625     9,677
Charges to the reserve         --       (927)     (5,039)  (2,111)   (8,077)
Reserve adjustments            --       (673)      1,187     (514)      --
                          --------    ------     -------  -------  --------
Balance at July 2, 1999        --      1,600         --       --      1,600
Charges to the reserve         --       (219)        --       --       (219)
                          --------    ------     -------  -------  --------
Balance at June 30, 2000  $    --     $1,381     $   --   $   --   $  1,381
                          ========    ======     =======  =======  ========

4. Other (Income) Expense
--------------------------------------------------------------------------------

Other income of $747 in fiscal year 2000 included expenses of $10,338 related to contractual obligations to minority shareholders of a majority-owned subsidiary and losses of $2,396 from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3,259 of cash and recorded a gain of $1,500. We also recorded a $5,814 gain from the sale of a portion of our investment in WorldGate. Other (income) expense also included gains of $5,531 from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed the sale of the majority of the Satellite Networks business unit for $65,347 of cash. No gain or loss was recognized on this transaction. At June 30, 2000, we had reserves of approximately $28,662 related to the disposition of these three business units to provide for potential sales price adjustments, expenses related to contractual commitments to the purchasers, indemnifications to the purchasers, severance and other miscellaneous expenses related to the sales. We also reversed approximately $4,540 of a $5,500 charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we determined that our potential exposure is less than initially anticipated. At June 30, 2000, we had $919 remaining in the reserve for expenses and the potential settlement of environmental issues.

Other income of $62,281 in fiscal year 1999 included gains of $41,329 and $16,646 from the sale of our investments in Broadcom Corporation (Broadcom) and Harmonic Inc. (Harmonic), respectively, $6,250 from the cancellation of a contract under which we were obligated to supply equipment and $4,952 from an investment in a partnership. In addition, during the second quarter of fiscal year 1999, we decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with our core strategy. We recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There were no charges to the reserve through July 2, 1999.

Other income of $79,863 in fiscal year 1998 included a gain of $94,000 from the adjustment of our investment in Broadcom Corporation to market value, a gain of $9,080 from the sale of certain assets of the Interdiction business, a loss of $9,000 from the discontinuance of research and development efforts related to our CoAxiom telephony products, a loss of $6,250 for estimated losses on the resale of equipment we were contractually obligated to supply, $5,500 for expenses and the potential settlement of environmental issues and other miscellaneous items.

During fiscal year 1998, we sold the inventory, manufacturing assets and intellectual property of our Interdiction business to Blonder Tongue Laboratories,

Inc. (Blonder Tongue) for $19,000 in cash, Blonder Tongue stock valued at $1,000 and an option to acquire additional shares of Blonder Tongue stock, and recorded a pre-tax gain of $9,080. During fiscal year 1998, we also sold the majority of the net assets of the Microwave business unit for $8,059 of cash. No gain or loss was recognized on this transaction.

5. Quarterly Financial Data (Unaudited)
-------------------------------------------------------------------------------

                              Fiscal Quarters
                    ------------------------------------------
       2000          First     Second      Third       Fourth
       ----         --------  --------    --------    --------
Sales               $349,319  $372,721    $440,731    $552,639
Gross margin          99,948   109,209     130,075     163,523
Gross margin %          28.6%     29.3%       29.5%       29.6%
Net earnings          25,254    33,372(1)   38,109(2)   59,073
Earnings per share
 Basic                  0.16      0.21        0.25        0.37
 Diluted                0.16      0.20        0.23        0.35
Stock prices
 High                29.2188   33.0625     74.5938     74.5000
 Low                 17.5938   24.1875     25.0938     50.1875
Dividends paid
 per share            0.0075    0.0075      0.0100      0.0100

--------
(1) Includes a gain of $4,046 from the sale of a portion of our investment in WorldGate.
(2) Includes expenses of $7,237 related to contractual obligations to minority shareholders of a majority-owned subsidiary, $3,872 from the reduction of reserves related to businesses sold and $3,178 from the reduction of a reserve for expenses and potential settlement of environmental issues.

                              Fiscal Quarters
                    ------------------------------------------
       1999          First       Second      Third     Fourth
       ----         --------    --------    --------  --------
Sales               $257,478    $310,747    $320,019  $355,229
Gross margin          70,369      87,822      91,384   105,736
Gross margin %          27.3%       28.3%       28.6%     29.8%
Net earnings          14,994(1)   19,188(2)   20,814    47,347(3)
Earnings per share
 Basic                  0.09        0.13        0.13      0.32
 Diluted                0.09        0.13        0.13      0.30
Stock prices
 High                13.4375     11.4375     17.1875   19.6563
 Low                  8.8438      6.3438     11.2500   13.4375
Dividends paid
 per share            0.0075      0.0075      0.0075    0.0075

--------
(1) Includes a gain of $12,600 from the adjustment of our investment in Broadcom to market value.
(2) Includes a gain of $14,263 from the adjustment of our investment in Broadcom to market value, a loss of $7,616 from the sale of one million shares of our investment in Broadcom, a gain of $4,375 from the cancellation of a contract and a charge of $4,356 related to the discontinuance of our Control Systems business unit.
(3) Includes gains of $11,652 from the sale of 720,000 shares of our investment in Harmonic, $8,721 from the sale of our remaining investment in Broadcom and $3,466 from an investment in a partnership.

6. Segment Information
-------------------------------------------------------------------------------

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

We produce a wide variety of products for terrestrial and satellite communications networks, including digital video, voice and data communications and operate primarily in two reportable business segments:
Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems and the Satellite segment consists of satellite network and satellite television network systems.

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

In April 2000, ViaSat, Inc. acquired our satellite network business (excluding the satellite television networks business) which included products such as tracking and telemetry equipment, earth observation satellite ground stations, and intercept systems. We produced satellite earth stations that receive and transmit signals for video and are utilized in satellite-based telephone, data and television distribution networks, packet switches, radar platforms, special receivers, special measurement devices and other equipment used to track aircraft, missiles, satellites and other moving objects and to communicate with and receive and record various measurements and other data from the object. Our data communications products offerings had included private interactive data systems using VSAT (very small aperture terminal) technology. In addition, our long experience with advanced satellite tracking technologies had enabled us to offer a range of gateways, network management centers, transceivers, and services for the emerging low earth orbiting (LEO) satellite communications markets prior to the disposition of our satellite network business.

Scientific-Atlanta retained the satellite television networks business, which is now known as the Media Networks business of Scientific-Atlanta. Media Networks produces encoders, statistical multiplexers, modulators, and receivers. Customers, such as television programmers, broadcasters, and service providers use these products to deliver compressed digital video via satellite to cable operators and viewers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies for internal management reporting purposes. Certain items, such as restructuring charges and one-time gains and losses, have not been allocated to the segments. We measure segment performance based on earnings before taxes. Information on the segments and reconciliations to consolidated amounts are as follows:

                                                   Corporate
                                                      and
2000                    Broadband     Satellite     Other(2)       Total
----                    ----------    ---------    ----------    ----------
Sales                   $1,550,122    $164,049     $    1,239    $1,715,410
Earnings (loss) before
 taxes                     199,863        (708)        23,428(3)    222,583
Segment assets             661,290(1)   50,061(1)   1,068,109(4)  1,779,460
Depreciation and
 amortization expense       36,612       7,525          6,570        50,707
Capital expenditures        72,605       1,489          8,678        82,772


1999
----
Sales                   $1,049,410    $184,626     $    9,437    $1,243,473
Earnings (loss) before
 taxes                      95,998     (17,567)        67,774(3)    146,205
Segment assets             505,805(1)  119,266(1)     437,203(4)  1,062,274
Depreciation and
 amortization expense       31,378       5,843          8,854        46,075
Capital expenditures        33,096      10,247          8,009        51,352

                                                         Corporate
                                                            and
1998                           Broadband    Satellite    Other(2)      Total
----                           ---------    ---------    ---------   ----------
Sales                          $887,279     $255,990      $38,135    $1,181,404
Earnings before taxes            72,634       17,794       24,991(3)    115,419
Segment assets                  425,059(1)   118,930(1)   396,234(4)    940,223
Depreciation and amortization
 expense                         32,660        5,529       10,071        48,260
Capital expenditures             25,701        9,414        5,528        40,643

--------
(1) Includes accounts receivable, inventory, property, plant and equipment and intangible assets.
(2) Includes Corporate and business units which have been discontinued or sold, other than the Satellite business unit.
(3) Includes the gains and losses discussed in Note 4 "Other (Income) Expense" and restructuring and other one-time charges in 1998. Also includes interest income of $19,636 in fiscal year 2000, $8,526 in 1999 and $5,963 in 1998.
(4) Consists primarily of cash, short-term investments, marketable securities, and deferred income taxes.

Sales to Time Warner, Inc. and its affiliates were 23 percent of our total sales in fiscal year 2000, 16 percent of total sales in 1999 and 11 percent of total sales in 1998. Sales to Charter Communications and its affiliates were 14 percent of our total sales in fiscal year 2000, and 7 percent of total sales in 1999 and 2 percent of total sales in 1998. Sales to AT&T, which merged with MediaOne during fiscal year 2000, and its affiliates were 10 percent of our total sales in fiscal year 2000, 16 percent of total sales in 1999, and 12 percent of total sales in 1998. No other customer accounted for 10 percent or more of our sales in any of the three years. Export sales accounted for 21 percent of total sales in fiscal year 2000, 22 percent in 1999 and 32 percent in 1998. Sales of digital set-tops constituted 34 percent, 15 percent and 1 percent of our total sales in fiscal years 2000, 1999 and 1998, respectively. Sales of RF products were approximately 18 percent of our total sales in fiscal 2000, and approximately 16 percent and 18 percent of such sales in 1999 and 1998, respectively. Sales of analog set-tops constituted 9 percent of our total sales in fiscal year 2000, and approximately 24 percent and 33 percent of such sales in 1999 and 1998, respectively.

Sales are attributed to geographic areas based upon the location to which the product is shipped. Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property.

2000                  U.S.    Foreign    Total
----               ---------- -------- ----------
Sales              $1,356,206 $359,204 $1,715,410
Long-lived assets     160,346   38,019    198,365
1999
----
Sales              $  964,911 $278,562 $1,243,473
Long-lived assets     147,934   35,148    183,082
1998
----
Sales              $  804,761 $376,643 $1,181,404
Long-lived assets     148,908   36,854    185,762

Sales in any single country did not exceed 10 percent of total sales in fiscal years 2000, 1999 or 1998, except for the United States. Long-lived assets in the United States and Mexico were 81 percent and 10 percent, respectively, of total long-lived assets in fiscal year 2000. Long-lived assets in any single country did not exceed 10 percent of total long-lived assets in fiscal years 1999 or 1998 except for the United States.

7. Indebtedness
--------------------------------------------------------------------------------
At June 30, 2000, we had a $300,000 senior credit facility that provides for unsecured borrowings up to $150,000 which expires May 4, 2001, and up to $150,000 which expires May 11, 2004. There were no borrowings outstanding under this facility at June 30, 2000 or July 2, 1999. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates.
Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Long-term debt at June 30, 2000 had scheduled maturities as follows: $386 - 2001 and $102 - 2002.

Total interest paid, including fees on the senior credit facility, was $480, $581 and $407, in fiscal years 2000, 1999 and 1998, respectively.

8. Accrued Liabilities
--------------------------------------------------------------------------------
Accrued liabilities consisted of:

                                  2000     1999
                                -------- --------
Compensation                    $ 52,535 $ 29,211
Taxes, other than income taxes    13,916   13,474
Warranty and service               9,449    9,256
Restructuring reserves             1,381    1,600
Other                             72,121   71,497
                                -------- --------
                                $149,402 $125,038
                                ======== ========

9. Other Liabilities
--------------------------------------------------------------------------------
Other liabilities consisted of:

               2000    1999
              ------- -------
Retirement    $40,012 $34,419
Compensation   17,086  12,911
Other          12,709   8,597
              ------- -------
              $69,807 $55,927
              ======= =======

10. Income Taxes
--------------------------------------------------------------------------------

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                                                          2000  1999  1998
                                                          ----  ----  ----
Statutory federal tax rate                                35.0% 35.0% 35.0%
State income taxes, net of state credits and federal tax
 benefit                                                   0.7   2.0   1.1
Tax contingencies and settlements                         (2.7) (2.3) (0.4)
Research and development tax credit                       (2.3) (3.7) (4.8)
Other, net                                                (0.7) (1.0) (0.9)
                                                          ----  ----  ----
                                                          30.0% 30.0% 30.0%
                                                          ====  ====  ====

Income tax provision (benefit) includes the following:

                                    2000      1999     1998
                                  --------  --------  -------
Current tax provision
Federal                           $ 70,760  $ 46,638  $ 7,306
State                                4,009     7,708      251
Foreign                             10,748     5,107   18,783
                                  --------  --------  -------
                                    85,517    59,453   26,340
                                  --------  --------  -------
Deferred tax provision (benefit)
Federal                            (17,786)  (14,094)   9,602
State                               (1,728)   (3,317)   1,709
Foreign                                772     1,820   (3,025)
                                  --------  --------  -------
                                   (18,742)  (15,591)   8,286
                                  --------  --------  -------
Total provision for income taxes  $ 66,775  $ 43,862  $34,626
                                  ========  ========  =======

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $31,386, $54,178 and $19,134 in fiscal years 2000, 1999 and 1998, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                2000    1999
                                               ------- -------
Current deferred tax assets
 Expenses not currently deductible             $25,679 $21,008
 Inventory valuation                            14,754  11,695
 Research and development credit carryforwards   5,016     --
 Warranty reserves                               3,407   3,536
 Other                                             825   1,866
                                               ------- -------
Current deferred tax assets                     49,681  38,105
Current deferred tax liabilities
 Unrealized gain on investments                    --     (975)
                                               ------- -------
Net current deferred tax asset                 $49,681 $37,130
                                               ======= =======

                                                 2000      1999
                                               ---------  -------
Noncurrent deferred tax assets
 Postretirement and postemployment benefits    $  18,925  $16,429
 Expenses not currently deductible                 5,186    2,461
                                               ---------  -------
Noncurrent deferred tax assets                    24,111   18,890
Noncurrent deferred tax liabilities
 Depreciation and amortization                      (963)  (5,667)
 Accumulated comprehensive income items         (135,538)  (4,920)
 Capitalized software                             (2,038)  (2,615)
                                               ---------  -------
Net noncurrent deferred tax asset (liability)  $(114,428) $ 5,688
                                               =========  =======

Valuation allowances for current deferred tax assets and noncurrent deferred tax assets were not required in fiscal years 2000 or 1999.

The net noncurrent deferred tax asset is included in Other Assets at July 2, 1999.

In fiscal years 2000, 1999 and 1998, earnings before income taxes included $33,052, $17,242 and $42,375, respectively, of earnings by our foreign operations.

11. Retirement and Benefit Plans
--------------------------------------------------------------------------------

We have a defined benefit pension plan covering substantially all of our domestic employees. The benefits are based upon the employees' years of service, age and compensation.

Our funding policy is to contribute annually the amount expensed each year consistent with the requirements of the federal law to the extent that such costs are currently deductible.

The following table sets forth the plan's funded status and amounts recognized in Scientific-Atlanta's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                                  2000     1999
                                                --------  -------
Change in Benefit Obligation
Benefit obligation at beginning of year         $ 91,127  $83,836
Service cost                                       7,048    6,941
Interest cost                                      6,166    5,671
Actuarial (gain)/loss                             (4,398)   3,995
Benefits paid                                     (4,439)  (9,316)
Effect of curtailment                              2,677      --
Effect of settlement                             (18,739)     --
                                                --------  -------
Benefit obligation at end of year               $ 79,442  $91,127
                                                ========  =======


Change in Plan Assets
Fair value of plan assets at beginning of year  $ 91,267  $94,102
Actual return on plan assets                      14,306    6,481
Benefits paid                                     (4,439)  (9,316)
Effect of settlement                             (18,739)     --
                                                --------  -------
Fair value of plan at end of year               $ 82,395  $91,267
                                                ========  =======

                                                  2000     1999
                                                --------  -------
Funded status                                   $ (2,953) $  (140)
Unrecognized net actuarial loss                   12,586    6,481
Unrecognized transition obligation                 3,132    5,059
Unrecognized prior service cost                      190      248
                                                --------  -------
Accrued pension cost                            $ 12,955  $11,648
                                                ========  =======

                                2000   1999   1998
                                -----  -----  -----
Weighted-Average Assumptions
Discount rate                    8.00%  7.25%  7.25%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

Our net pension expense was $1,306 in fiscal year 2000, $4,604 in 1999 and $4,233 in 1998. The components of pension expense are as follows:

                                       2000     1999     1998
                                      -------  -------  -------
Service cost                          $ 7,048  $ 6,941  $ 6,172
Interest cost                           6,166    5,671    5,739
Expected return on plan assets         (7,487)  (7,318)  (6,988)
Amortization of transition net asset     (656)    (656)    (656)
Amortization of prior service cost        (34)     (34)     (34)
Amount recognized due to settlement    (3,707)     --       --
Amount recognized due to curtailment      (24)     --       --
                                      -------  -------  -------
Pension expense                       $ 1,306  $ 4,604  $ 4,233
                                      =======  =======  =======

The settlement and curtailment relate to the sale of the Satellite Networks business unit.

We have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $17,293 at June 30, 2000 and $12,580 at July 2, 1999. Retirement expense for these plans was $3,786, $2,494 and $2,195 in fiscal years 2000, 1999 and 1998, respectively.

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to eligible retired employees. The following table sets forth the plans' funded status and amounts recognized in Scientific-Atlanta's Consolidated Statement of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                          2000     1999
                                         -------  ------
Change in Benefit Obligation
Benefit obligation at beginning of year  $ 7,487  $8,184
Service cost                                  50      45
Interest cost                                521     570
Amendments                                   --      380
Actuarial (gain)/loss                        552    (914)
Benefits paid                             (1,053)   (778)
                                         -------  ------
Benefit obligation at end of year        $ 7,557  $7,487
                                         =======  ======

                                                 2000    1999
                                                ------  ------
Change in Plan Assets
Fair value of plan assets at beginning of year  $  197  $  171
Company contributions                            1,078     804
Benefits paid                                   (1,053)   (778)
                                                ------  ------
Fair value of plan assets at end of year        $  222  $  197
                                                ======  ======
Funded status                                   $7,335  $7,290
Unrecognized net actuarial gain                  2,110   2,810
Unrecognized prior service cost                   (338)   (380)
                                                ------  ------
Accrued benefit cost                            $9,107  $9,720
                                                ======  ======

Significant actuarial assumptions are as follows:

                                2000   1999   1998
                                -----  -----  -----
Weighted-average Assumptions
Discount rate                    8.00%  7.25%  7.25%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

The assumed rate of future increase in health care cost was 6.6 percent, 7.3 percent and 7.9 percent for fiscal years 2000, 1999 and 1998, respectively, and is expected to decrease to 6.0 percent by 2001. The components of postretirement benefit expense are as follows:

                                    2000   1999  1998
                                    -----  ----  ----
Service cost                        $  50  $ 45  $ 46
Interest cost                         521   570   663
Amortization of net actuarial gain   (107)  (93)  (51)
                                    -----  ----  ----
Postretirement benefit expense      $ 464  $522  $658
                                    =====  ====  ====

A change in the assumed health care trend rate would have the following effects:

                                                                 1%       1%
                                                              Increase Decrease
                                                              -------- --------
Effect on total of 2000 service and interest cost components    $ 35    $ (31)
Effect on beginning of year 2000 postretirement benefit
 obligation                                                     $436    $(389)

12. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Short-term investments are carried at fair value. The fair value of foreign currency forward contracts is based on quoted market prices.

                                           2000               1999
                                    ------------------ ------------------
                                    Carrying/          Carrying/
                                    Contract    Fair   Contract    Fair
                                     Amount    Value    Amount    Value
                                    --------- -------- --------- --------
Cash and cash equivalents           $462,496  $462,496 $300,454  $300,454
Short-term investments              $ 60,628  $ 60,628      --        --
Marketable securities               $    --   $    --  $  2,438  $  2,438
Non-current marketable securities   $381,983  $381,983 $ 18,783  $ 18,783
Foreign currency forward contracts
 Sell                               $    685  $    581 $  9,229  $  9,450
 Buy                                $    --   $    --  $ 25,063  $ 23,623

13. Related Party Transactions
--------------------------------------------------------------------------------

We had sales of $554, $1,907 and $2,289 to Scientific-Atlanta of Shanghai, Ltd.
(SASL) in fiscal years 2000, 1999, and 1998, respectively. We purchased $5,660, $5,664 and $4,043 of inventory from SASL in fiscal 2000, 1999 and 1998, respectively. We had a net payable to SASL of $119 at June 30, 2000 and $51 at July 2, 1999. We had sales of $249 and $79 to Advanced Broadband System Services, Inc. (ABSS) and purchased services of $17,084 and $16,311 from ABSS in fiscal years 2000 and 1999, respectively. There were no such sales or purchases in 1998. We had a net receivable of $1,251 at June 30, 2000 and $32 at July 2, 1999 from ABSS. We also had sales of $2,637, $2,170 and $1,170 in fiscal years 2000, 1999 and 1998 to Arcodan Visiorep and receivables from Arcodan Visiorep of $404 at June 30, 2000 and $913 at July 2, 1999. Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. SASL and ABSS are partially-owned subsidiaries of Scientific-Atlanta. We have a minority interest in Arcodan Visiorep.

14. Commitments, Contingencies, and Other Matters
--------------------------------------------------------------------------------

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2000, 1999 and 1998 was $16,418, $18,879 and $23,262, respectively. We pay taxes, insurance, and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at June 30, 2000, under operating leases were $40,582. Payments under these leases for the next five years are as follows: 2001 - $14,347; 2002 - $9,913; 2003 - $7,630; 2004 - $5,002; and 2005
- $1,888.

We have agreements with certain officers which include certain benefits in the event of termination of the officers' employment as a result of a change in control of Scientific-Atlanta.

We are also committed under certain purchase agreements which are intended to benefit future periods.

We are a party to various legal proceedings arising in the ordinary course of business. In management's opinion, the outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

15. Common Stock and Related Matters
--------------------------------------------------------------------------------

In February 2000, we declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend which was paid on March 27, 2000 to shareholders of record on March 10, 2000. The stock split has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. All share price, per share amounts and stock option information included herein have been restated to reflect the stock split. The number of common shares outstanding and treasury shares in fiscal years 1999 and 1998 have not been restated.

In March 2000, Scientific-Atlanta announced a stock buyback program for the purchase of up to 8,000,000 shares of our common stock. We plan to use the shares repurchased for issuance under the company's employee stock option plans and other benefit plans. As of June 30, 2000, 75,000 shares had been purchased under this program at an aggregate cost of $3,745.

We also purchased 4,648,000 shares of our common stock at an aggregate cost of $65,228 during fiscal year 1999 and 500,000 shares at an aggregate cost of $7,511 during fiscal year 1998.

We have non-qualified and incentive stock option plans to provide key employees and directors with an increased incentive to work for the success of Scientific-Atlanta. Generally, the option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options expire 10 years after the dates of their respective grants.

We account for the stock purchase and stock option plans under APB Opinion No. 25, which requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net income and earnings per share would have been using the compensation model under SFAS No. 123:

                          2000     1999    1998
                        -------- -------- -------
Net income  As reported $155,808 $102,343 $80,793
            Pro forma   $ 95,070 $ 91,041 $71,947
Earnings per
 share:
 Basic      As reported $   0.99 $   0.67 $  0.51
            Pro forma   $   0.60 $   0.60 $  0.46
 Diluted    As reported $   0.94 $   0.65 $  0.50
            Pro forma   $   0.58 $   0.58 $  0.45

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively:

                           2000    1999    1998
                          ------- ------- -------
Risk free interest rate     6.44%   5.31%   6.01%
Expected term             5 years 5 years 5 years
Expected forfeiture rate       1%      1%      1%
Volatility                    61%     51%     45%
Expected annual
 dividends                $ 0.035 $ 0.030 $ 0.030

The following information pertains to options on Scientific-Atlanta's common stock for the years ended June 30, 2000 and July 2, 1999:

                    Number of   Weighted Average
2000                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year  11,306,062      $ 9.921
Granted              9,289,039      $43.498
Cancelled             (612,365)     $17.500
Exercised           (4,691,436)     $10.731
                    ----------
Outstanding,
 end of year        15,291,300      $27.730
                    ==========

                    Number of   Weighted Average
1999                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year  13,046,018      $ 8.882
Granted              3,863,700      $11.641
Cancelled             (707,808)     $10.841
Exercised           (4,895,848)     $ 8.394
                    ----------
Outstanding,
 end of year        11,306,062      $ 9.921
                    ==========

The following information pertains to options on Scientific-Atlanta's common stock at June 30, 2000:

                          Options Outstanding
                   ---------------------------------
                                Weighted    Weighted
                                 Average    Average
Range of                        Remaining   Exercise
Exercise Prices      Shares   Life in Years  Price
---------------    ---------- ------------- --------
$ 1.625 - $10.969   3,313,174     5.73      $ 8.737
$11.250 - $18.500   3,399,237     8.25      $11.995
$23.313 - $30.440   3,248,026     9.31      $23.581
$50.000 - $51.781   4,120,364     9.78      $51.778
$55.625 - $74.590   1,210,499     9.84      $56.675
                   ----------
                   15,291,300     7.55      $28.007
                   ==========

                        Options
                      Exercisable
                   ------------------
                             Weighted
                             Average
Range of                     Exercise
Exercise Prices     Shares    Price
---------------    --------- --------
$ 1.625 - $10.969  3,080,943 $ 8.735
$11.250 - $18.500  2,004,686 $11.897
$23.313 - $30.440    812,007 $23.581
$50.000 - $51.781  1,030,091 $51.778
$55.625 - $74.590    302,625 $56.675
                   ---------
                   7,230,352 $19.418
                   =========

At June 30, 2000, an additional 3,689,013 shares were reserved under employee and director stock option plans.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At June 30, 2000, 1,881,676 shares were reserved for issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $6,325, $6,416 and $6,450 in fiscal years 2000, 1999 and 1998, respectively.

We have a stock plan for non-employee directors which provides for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allows directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provides for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At June 30, 2000, 690,428 shares were reserved for issuance to non-employee directors under the plan.

We issue restricted stock awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $14,454, $3,304 and $2,670, in fiscal years 2000, 1999 and 1998, respectively. At June 30, 2000, 1,819,861 shares were reserved for issuance under this plan.

At June 30, 2000, a total of 8,080,978 shares of authorized stock were reserved for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after, the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific-Atlanta's common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta's common stock, or (iii) is determined by the Board of Directors to be an "adverse person" as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an "adverse person", each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta's having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At June 30, 2000, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of Scientific-Atlanta's common stock or prior to the date any person or group is determined by the Board of Directors to be an "adverse person". The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta's 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta's common stock. At June 30, 2000, there were 79,660 shares of preferred stock reserved for this purpose.

16. Earnings Per Share
--------------------------------------------------------------------------------

Basic and diluted earnings per share for the last three fiscal years are as follows:

                                                     Per Share
2000                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $155,808 157,807  $ 0.99
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                        $155,808 164,895  $ 0.94
                                    ======== =======  ======
Effect of dilutive stock options         --    7,088  $(0.05)
                                    ======== =======  ======

                                                     Per Share
1999                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $102,343 153,630  $ 0.67
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                        $102,343 157,130  $ 0.65
                                    ======== =======  ======
Effect of dilutive stock options    $    --    3,500  $(0.02)
                                    ======== =======  ======

                                                     Per Share
1998                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $ 80,793 157,384  $ 0.51
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                         $80,793 160,006  $ 0.50
                                    ======== =======  ======
Effect of dilutive stock options    $    --    2,622  $(0.01)
                                    ======== =======  ======

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                    2000   1999    1998
                   ------ ------ ---------
Number of options
 outstanding       52,700 78,100 4,247,590
Weighted average
 exercise price    $68.64 $18.28 $   11.42

Scientific-Atlanta, Inc. and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts
For Each Of The Three Years In The Period Ended June 30, 2000
(In Thousands)

        Col. A             Col. B                Col. C                 Col. D        Col. E
        ------           ---------- --------------------------------- ----------    ----------
                                                Additions
                         Balance at ---------------------------------               Balance at
                         beginning      Charged to       Charged to                   end of
      Description        of period  costs and expenses other accounts Deductions      period
      -----------        ---------- ------------------ -------------- ----------    ----------
Deducted on the balance
 sheet from asset to
 which it applies:
 June 30, 2000 --
   Allowance for
  doubtful accounts....   $ 8,160        $(3,165)(1)        $--        $  (861)(6)   $ 4,134
                          =======        =======            ====       =======       =======
 July 2, 1999 --
   Allowance for
  doubtful accounts....   $10,052        $(1,615)(2)        $--        $  (277)(6)   $ 8,160
                          =======        =======            ====       =======       =======
 June 26, 1998 --
   Allowance for
  doubtful accounts....   $ 4,202        $ 6,231 (3)        $  2       $  (383)(6)   $10,052
                          =======        =======            ====       =======       =======
 June 30, 2000 --
   Restructuring
  Reserves.............   $ 1,600        $   --  (4)        $--        $  (219)(7)   $ 1,381
                          =======        =======            ====       =======       =======
 July 2, 1999 --
   Restructuring
  Reserves.............   $ 9,677        $   --  (4)        $--        $(8,077)(7)   $ 1,600
                          =======        =======            ====       =======       =======
 June 26, 1998 --
   Restructuring
  Reserves.............   $   --         $10,998 (5)        $--        $(1,321)(7)   $ 9,677
                          =======        =======            ====       =======       =======

Notes:

(1) Includes the collection of $3,730 reserved in fiscal year 1998 for receivables from customers in the Asia-Pacific region.

(2) Includes the collection of $1,439 reserved in fiscal year 1998 for receivables from customers in the Asia Pacific region.

(3) Includes charges of $5,895 for receivables from customers in the Asia Pacific region which was experiencing currency and other economic crises.

(4) There were no restructuring charges in fiscal year 2000 or 1999.

(5) Scientific-Atlanta recorded a restructuring charge of $23,412 in fiscal year 1998 which included reserves of $10,998 and $12,414 for assets which were abandoned and the impairment of certain assets.

(6) Amounts represent uncollectible accounts written off. In fiscal year 2000, includes $439 of allowance for doubtful accounts on receivables of the Satellite Networks business unit that was sold to ViaSat in April 2000.

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

/s/ James F. McDonald                       September 26, 2000
-------------------------------------       ------------------
James F. McDonald                           Date
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. McDonald                       September 26, 2000
-------------------------------------       ------------------
James F. McDonald                           Date
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Wallace G. Haislip                      September 26, 2000
-------------------------------------       ------------------
Wallace G. Haislip                          Date
Senior Vice President--Finance
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Julian W. Eidson                        September 26, 2000
-------------------------------------       ------------------
Julian W. Eidson                            Date
Vice President and Controller
(Principal Accounting Officer)

/s/ Marion H. Antonini                      September 26, 2000
-------------------------------------       ------------------
Marion H. Antonini, Director                Date

/s/ David W. Dorman                         September 26, 2000
-------------------------------------       ------------------
David W. Dorman, Director                   Date

                    [SIGNATURES CONTINUED ON FOLLOWING PAGE]

/s/ William E. Kassling                     September 26, 2000
------------------------------              ------------------
William E. Kassling, Director               Date

/s/ Mylle Bell Mangum                       September 26, 2000
------------------------------              ------------------
Mylle Bell Mangum, Director                 Date

/s/ David J. McLaughlin                     September 26, 2000
------------------------------              ------------------
David J. McLaughlin, Director               Date

/s/ James V. Napier                         September 26, 2000
------------------------------              ------------------
James V. Napier, Director                   Date

/s/ Sam Nunn                                September 26, 2000
------------------------------              ------------------
Sam Nunn, Director                          Date

                                 EXHIBIT INDEX

 (3) (a) The Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 27, 1997.

     (b) The By-laws of Scientific-Atlanta, as amended, is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended July 2, 1999.

 (4) The following instrument defining the rights of security holders is incorporated by reference to Scientific-Atlanta's Form 8-A Registration Statement filed on April 7, 1997:

     (a) Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate.

(10) Material Contracts:

     (a) The following material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended July 1, 1994:

         (i) Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees.*

     (b) The following material contract is incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 30, 1995:

         (i) Credit Agreement, dated May 11, 1995, by and between Scientific-Atlanta and NationsBank of Georgia, National Association, for itself and as agent for other banks participating in the credit facility.

     (c) The following amendments to the Credit Agreement described in item (b) above are incorporated by reference to Scientific-Atlanta's report on Form 10-K for its fiscal year ended June 28, 1996:

         (i) First Amendment, dated as of December 29, 1995, to the Credit Agreement.

         (ii) Letter Amendment, dated as of April 5, 1996, to the Credit Agreement.

         (iii) Second Amendment, dated as of June 28, 1996, to the Credit Agreement.

     (d) The following material contract is incorporated by reference to Scientific-Atlanta's Form S-8 Registration Statement, filed on December 27, 1996:

         (i) Non-Qualified Stock Option Agreement between Scientific-Atlanta, Inc. and James F. McDonald.*

     (e) The following amendment to the Credit Agreement described in item (b) above is incorporated by reference to Scientific-Atlanta's report on Form 10-Q for the fiscal quarter ended March 28, 1997:

         (i) Third Amendment, dated as of January 27, 1997, to the Credit Agreement.

     (f) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 27, 1997:

         (i) Letter Amendment, dated as of April 23, 1997, to the Credit Agreement described in item (b) above.

         (ii) Credit and Investment Agreement, dated as of July 30, 1997, among Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto.

         (iii) Lease Agreement, dated as of July 30, 1997, between Wachovia Capital Markets, Inc. and Scientific-Atlanta.

         (iv) Acquisition, Agency, Indemnity and Support Agreement between Scientific-Atlanta and Wachovia Capital Markets, Inc., dated as of July 30, 1997.

      (v) Ground Lease, dated as of July 30, 1997, between Scientific-Atlanta and Wachovia Capital Markets, Inc.

      (vi) Scientific-Atlanta, Inc. 1981 Incentive Stock Option Plan, as amended.*

      (vii) Scientific-Atlanta, Inc. 1978 Non-Qualified Stock Option Plan for Key Employees, as amended.*

  (g) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-K for the fiscal year ended June 26, 1998:

      (i)    Scientific-Atlanta, Inc. Restoration Retirement Plan, as amended.*

      (ii) Letter Amendment, dated as of April 24, 1998, to the Credit Agreement described in item (b) above.

  (h) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's report on Form 10-Q for the fiscal quarter ended April 2, 1999:

      (i) Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta, Inc. and Certain Executives*

      (ii)   Scientific-Atlanta, Inc. Retirement Plan for Non-Employee
             Directors*

      (iii) Scientific-Atlanta, Inc. Annual Incentive Plan for Key Employees as amended and restated*

      (iv) 1985 Executive Deferred Compensation Plan of Scientific-Atlanta, Inc., as amended and restated*

      (v) Letter Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

      (vi) Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

      (vii) Second Amendment to Credit and Investment Agreement among Scientific-Atlanta, Inc., Wachovia Bank, N.A. and Wachovia Capital Markets, Inc.

      (viii) Fourth Amendment to Credit Agreement between Scientific-Atlanta, Inc. and NationsBank, N.A. and other lenders

      (ix) First Amendment to Lease Agreement between Scientific-Atlanta, Inc. and Wachovia Capital Markets, Inc.

      (x) Second Amendment to Lease Agreement between Scientific-Atlanta, Inc. and Wachovia Capital Markets, Inc.

  (i) The following material contracts or amendments to material contracts are incorporated by reference to Scientific-Atlanta's annual report on Form 10-K for the fiscal year ended July 2, 1999:

      (i) Long-Term Incentive Plan of Scientific-Atlanta, Inc., as amended and restated.*

      (ii) Scientific-Atlanta, Inc. Senior Officer Annual Incentive Plan, as amended and restated.*

      (iii) Amended and Restated Credit Agreement, dated as of May 7, 1999, by and among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and NationsBank, N.A. as administrative agent for the participating lenders.

      (iv) Amendment No. 1 to the Amended and Restated Credit Agreement by and among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agent and NationsBank, N.A. as administrative agent for the participating lenders.

  (j) Supplemental Executive Retirement Plan, as amended and restated.*

  (k) Stock Plan for Non-Employee Directors, as amended and restated.*

  (l) Non-Employee Directors Stock Option Plan, as amended and restated.*

  (m) Executive Deferred Compensation Plan, as amended and restated.*

  (n) 1996 Employee Stock Option Plan, as amended and restated.*

  (o) Deferred Compensation Plan for Non-Employee Directors, as amended and restated.*

  (p) Second Amendment to Amended and Restated Credit Agreement dated as of May 4, 2000 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to Nationsbank, N.A.

(21) Significant Subsidiaries of Scientific-Atlanta.

(23) Consent of Independent Public Accountants.

(27) Financial Data Schedule.

(99) Cautionary Statements.
--------
* Indicates management contract or compensatory plan or arrangement.