Form 10-Q
period 2000-09-29
SCIENTIFIC ATLANTA INC
filed 2000-11-13
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the quarterly period ended September 29, 2000
                                ------------------------------------------------


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from  _________________ to _________________

                         Commission file number 1-5517


                           SCIENTIFIC-ATLANTA, INC.
            (Exact name of Registrant as specified in its charter)


                 Georgia                                        58-0612397
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

              5030 Sugarloaf Parkway
              Lawrenceville, Georgia                      30042-5447
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

    As of October 27, 2000, Scientific-Atlanta, Inc. had outstanding 161,125,925 shares of common stock.

                                    1 of 10

                        PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                      -----------------------------------
                                                        September 29,      October 1,
                                                             2000             1999
                                                        -------------    --------------
SALES                                                     $ 597,240        $  349,319
                                                          ---------        ----------

COSTS AND EXPENSES
  Cost of sales                                             420,091           249,371
  Sales and administrative                                   51,239            39,106
  Research and development                                   34,709            28,332
  Interest expense                                              107               358
  Interest (income)                                          (8,993)           (3,633)
  Other (income) expense, net                               (76,431)             (292)
                                                          ---------        ----------
  Total costs and expenses                                  420,722           313,242
                                                          ---------        ----------

EARNINGS BEFORE MINORITY INTEREST AND INCOME TAXES          176,518            36,077

MINORITY INTEREST                                                41                 -
                                                          ---------        ----------

EARNINGS BEFORE INCOME TAXES                                176,477            36,077

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                                    65,227             4,596
  Deferred                                                   (2,033)            6,227
                                                          ---------        ----------

NET EARNINGS                                              $ 113,283        $   25,254
                                                          =========        ==========



EARNINGS PER COMMON SHARE

  BASIC                                                   $    0.71        $     0.16
                                                          =========        ==========

  DILUTED                                                 $    0.67        $     0.16
                                                          =========        ==========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING

  BASIC                                                     160,294           155,730
                                                          =========        ==========

  DILUTED                                                   168,983           161,352
                                                          =========        ==========

DIVIDENDS PER SHARE PAID                                  $    0.01        $   0.0075
                                                          =========        ==========

                                    2 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                           In Thousands
                                                                             ------------------------------------
                                                                              September 29,          June 30,
                                                                                   2000                2000
                                                                             ----------------    ----------------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                    $  586,787          $  462,496
   Short-term investments                                                           89,580              60,628
   Receivables, less allowance for doubtful
     accounts of $4,324,000 at September 29
     and $4,134,000 at June 30                                                     379,210             333,242
   Inventories                                                                     230,714             209,916
   Deferred income taxes                                                            48,371              49,681
   Other current assets                                                             46,720              34,671
                                                                                ----------          ----------
     TOTAL CURRENT ASSETS                                                        1,381,382           1,150,634
                                                                                ----------          ----------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                                            21,082              20,248
   Buildings and improvements                                                       52,705              40,915
   Machinery and equipment                                                         230,409             214,295
                                                                                ----------          ----------
                                                                                   304,196             275,458
   Less - Accumulated depreciation and amortization                                106,308              96,209
                                                                                ----------          ----------
                                                                                   197,888             179,249
                                                                                ----------          ----------
 GOODWILL AND OTHER INTANGIBLE ASSETS                                               32,515               7,475
                                                                                ----------          ----------
 NON-CURRENT MARKETABLE SECURITIES                                                 191,359             381,983
                                                                                ----------          ----------
 OTHER ASSETS                                                                       69,706              60,119
                                                                                ----------          ----------
 TOTAL ASSETS                                                                   $1,872,850          $1,779,460
                                                                                ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current maturities of long-term debt                     $      319          $      386
   Accounts payable                                                                273,405             212,111
   Accrued liabilities                                                             144,390             149,402
   Income taxes currently payable                                                   15,033              18,264
                                                                                ----------          ----------
     TOTAL CURRENT LIABILITIES                                                     433,147             380,163
                                                                                ----------          ----------

 LONG-TERM DEBT, less current maturities                                                 -                 102
                                                                                ----------          ----------

 DEFERRED INCOME TAXES                                                              45,746             114,428

 OTHER LIABILITIES                                                                  87,931              69,807
                                                                                ----------          ----------

 MINORITY INTEREST                                                                   5,903                   -
                                                                                ----------          ----------

 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                                    -                   -
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 161,879,663 shares at
     September 29 and 159,971,077 shares at June 30                                 80,939              79,986
   Additional paid-in capital                                                      442,305             339,649
   Retained earnings                                                               719,498             607,822
   Accumulated other comprehensive income, net of taxes of
     $63,867,000 at September 29 and $135,538,000 at June 30                       104,206             221,141
                                                                                ----------          ----------
                                                                                 1,346,948           1,248,598

   Less - Treasury stock, at cost (836,387 shares at September 29 and
     651,805 shares at June 30)                                                     46,825              33,638
                                                                                ----------          ----------
                                                                                 1,300,123           1,214,960
                                                                                ----------          ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,872,850          $1,779,460
                                                                                ==========          ==========

                            SEE ACCOMPANYING NOTES

                                    3 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                September 29,      October 1,
                                                                                     2000              1999
                                                                               ---------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $  49,147         $  24,268
                                                                                  ---------         ---------

INVESTING ACTIVITIES:
    Proceeds from the sale of investments                                            84,158                 -
    Purchases of property, plant, and equipment                                     (30,562)          (12,156)
    Investments                                                                      (5,000)          (13,100)
    Acquisition of businesses                                                        (2,529)           (7,697)
    Proceeds from the sale of certain assets of a business unit                           -             3,259
    Other                                                                                35               162
                                                                                  ---------         ---------
    Net cash provided by investing activities                                        46,102           (29,532)
                                                                                  ---------         ---------

FINANCING ACTIVITIES:
    Issuance of common stock                                                         30,818            21,071
    Dividends paid                                                                   (1,607)           (1,173)
    Principal payments on long-term debt                                               (169)                -
                                                                                  ---------         ---------
    Net cash provided by financing activities                                        29,042            19,898
                                                                                  ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                               124,291            14,634

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    462,496           300,454
                                                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 586,787         $ 315,088
                                                                                  =========         =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
    Interest                                                                      $      92         $      16
                                                                                  =========         =========
    Income taxes, net                                                             $  19,111         $   5,523
                                                                                  =========         =========

  Non-cash investing activities:
    Net assets of business acquired for subsidiary stock:
       Fair value of assets, including goodwill                                   $  27,441         $       -
       Liabilities assumed                                                        $   8,301         $       -

                            SEE ACCOMPANYING NOTES

                                    4 of 10

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                                     ------------------
                                                               September 29,     October 1,
                                                                    2000            1999
                                                               -------------   -------------
NET EARNINGS                                                     $  113,283      $   25,254

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX/(1)/

    Unrealized gains (losses) on marketable securities, net        (115,480)          9,724

    Retirement plans minimum liability adjustment                      (416)           (828)

    Foreign currency translation adjustments                         (1,039)           (237)
                                                                 ----------      ----------

COMPREHENSIVE INCOME (LOSS)                                      $   (3,652)     $   33,913
                                                                 ==========      ==========





/(1)/Assumed 38 percent tax rate in fiscal years 2001 and 2000.

                            SEE ACCOMPANYING NOTES

                                    5 of 10

NOTES:
(Amounts in thousands, except share data).

   A. The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2000 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

   B. Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares. Earnings per share for fiscal year 1999 have been restated to reflect the 2-for-1 stock split in March 2000.

        Basic and diluted earnings per share are as follows:

                                                             Net                           Per Share
              Quarter Ended September 29, 2000            Earnings          Shares           Amount
              --------------------------------            --------          ------         ---------
               Basic earnings per common share:
                 Net earnings                             $113,283          160,294          $ 0.71
                                                          ========          =======          ======

               Diluted earnings per common share:
                 Net earnings                             $113,283          168,983          $ 0.67
                                                          ========          =======          ======

               Effect of dilutive stock options                  -            8,689          $(0.04)
                                                          ========          =======          =======


                                                             Net                           Per Share
              Quarter Ended October 1, 1999               Earnings          Shares           Amount
              -----------------------------               --------          ------         ---------

               Basic earnings per common share:
                 Net earnings                             $ 25,254          155,730          $ 0.16
                                                          ========          =======          ======

               Diluted earnings per common share:
                 Net earnings                             $ 25,254          161,352          $ 0.16
                                                          ========          =======          ======

               Effect of dilutive stock options                  -            5,622          $    -
                                                          ========          =======          ======

        The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                              September 29,    October 1,
                                                   2000           1999
                                             --------------   -------------
        Number of options outstanding                 32          3,616
        Weighted average exercise price          $82.385        $23.324

                                    6 of 10

C.   Inventories consist of the following:         September 29,     June 30,
                                                       2000            2000
                                                  ---------------   -----------

     Raw materials and work-in-process              $ 181,383        $ 163,969
     Finished goods                                    49,331           45,947
                                                    ---------        ---------
     Total inventory                                $ 230,714        $ 209,916
                                                    =========        =========

D. We acquired 43,228 shares and 17,302 shares of our common stock during the quarters ended September 29, 2000 and October 1, 1999, respectively, from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. We also acquired an additional 136,999 shares of common stock from the deferral of the payment of restricted stock which vested.

E. Other (income) expense for the quarter ended September 29, 2000 included a gain of $78,757 from the sale of a portion of our investment in Bookham Technology plc. This gain was partially offset by other miscellaneous expenses. There were no significant items in other (income) expense for the quarter ended October 1, 1999.

F. During the quarter ended October 1, 1999, Scientific-Atlanta invested $13,100 in Bookham Technology plc, formerly Bookham Technology Limited, a UK-based developer and supplier of optical components, as well as certain assets of an optics business for a cash payment of $7,697.

G. In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. PRASARA provides business and technical solutions to the telecommunications industry, including development, installation, maintenance and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $26,762 of goodwill and other intangibles.

H. During fiscal year 2000, we operated primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, now known as the Media Networks business of Scientific-Atlanta. Media Networks provides the content distribution networks. We now operate only in the Broadband segment.

I. Scientific-Atlanta adopted the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal year 2001. Under Statement 133, as amended by Statement 138, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this statement has not had a material impact on our results of operations or financial condition.

                                    7 of 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.3 billion and cash on hand was $586.8 million at September 29, 2000. Cash increased $124.3 million during the quarter as cash provided by operations, the sale of a portion of our investment in Bookham Technology plc, and the proceeds from stock option exercises exceeded expenditures for facilities and equipment.

     In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies Inc. for shares of PowerTV common stock and $2.6 million in cash. PRASARA provides business and technical solutions to the telecommunications industry including development, installation, maintenance and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $26.8 million of goodwill and other tangibles.

     The current ratio of Scientific-Atlanta was 3.2:1 at September 29, 2000, up from 3.0:1 at June 30, 2000. At September 29, 2000, total debt was $0.3 million or less than one percent of total capital invested. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended September 29, 2000 were $597.2 million, up 71 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems. The company shipped over 1.0 million digital interactive set-tops during the quarter as compared to 0.2 million in the prior year. Sales of transmission products also increased significantly with strong growth across most product areas, particularly opto-electronics products which increased 51 percent year-over-year. International sales in the quarter ended September 29, 2000 increased 38 percent over the prior year.

     During fiscal year 2000, we operated primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, now known as the Media Networks business of Scientific-Atlanta. Media Networks provides the content distribution network. We now operate only in the Broadband segment.

     Gross margins were 29.7 percent, 1.1 percentage points higher than the prior year, reflecting the benefit of continuing negotiated procurement savings and manufacturing efficiencies. In addition, revenue from manufacturing licenses, which have a higher gross margin than Scientific-Atlanta's average, increased in the quarter.

     Research and development costs were $34.7 million up, 23 percent over the prior year, reflecting our continued investment in research and development programs which are focused on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products for our customer base.

     Selling and administrative expenses in the quarter ended September 29, 2000 increased 31 percent over the prior year. The increase in expenses is related to the high volume of sales, improved profitability, higher professional fees and the increase in the amortization expense of intangible assets related to the acquisition of PRASARA.

     Other (income) expense for the quarter ended September 29, 2000 included a gain of $78.8 million from the sale of a portion of our investment in Bookham. This gain was partially offset by other miscellaneous expenses. There were no significant items in other (income) expense for the quarter ended October 1, 1999.

     Earnings before income taxes were $176.5 million in the quarter ended September 29, 2000, up $140.4 million over the prior year. Significantly higher sales volumes, improved gross margins and the $78.8 million gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

                                    8 of 10

     Scientific-Atlanta's effective income tax rate was 35.8 percent for the quarter, up from 30 percent in the prior year, as the impact on the tax rate from research and development credits has been diminished with higher levels of pretax earnings, as well as higher taxes to be paid on the gains from the sale of investments.

     Net earnings for the quarter ended September 29, 2000 were $113.3 million compared to $25.3 million in the prior year. Higher sales volume, higher gross margins as a percent of sales and a gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

     In the third quarter of calendar year 2000, we shipped Explorer/R/ 6000 set-tops without CableLabs certified DOCSIS modem capability activated. In the first quarter of calendar year 2001, we expect to complete all system verification testing of the system software related to the Explorer 6000 set-top, including downloadable DOCSIS modem software.

     We also previously announced that our current offering of forward and reverse dense wave division multiplexing (DWDM) transmitters was expected to be expanded from 16 to 24 wavelengths in October 2000. We now do not expect to begin shipment of that product until the second calendar quarter of 2001 at the earliest. Our four channel bdr/TM/ baseband digital reverse products are scheduled for general availability in the first calendar quarter of 2001 instead of the fourth calendar quarter of 2000 as previously announced.

Explorer is a registered trademark of Scientific-Atlanta, Inc.
bdr is a trademark of Scientific-Atlanta, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------   -----------------------------------------------------------

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


Firmly committed purchase and sales exposure and related derivative contracts through fiscal year 2001 are as follows:


                                           Canadian          Spanish
                                            Dollar           Pesetas
                                           --------          -------
                                      (In thousands, except per dollar amounts)

  Firmly committed purchase (sales)
     contracts                               12,100         (105,000)
  Notional amount of forward
     exchange contracts                      12,100         (105,000)
  Average contract amount
     (Foreign currency/
      United States dollar)                    1.48           153.25

Scientific-Atlanta has no derivative exposure beyond fiscal year 2001.

                                    9 of 10

                          PART II - OTHER INFORMATION


Item 1   Legal Proceedings.
------

         By Order dated October 6, 2000, the United States District Court in Atlanta denied StarSight Telecast, Inc.'s motion for leave to file a motion for preliminary injunction in the declaratory judgment action filed by the Company against StarSight relating to two StarSight patents, including the so-called "121" or "Young" patent, and described on page 6 of the Company's Annual Report on Form 10-K. StarSight filed a motion asking the Court to reconsider its Order, and on October 31, 2000 that motion to reconsider was denied by the Court.

Item 6   Exhibits and Reports on Form 8-K.
------

         (a)   Exhibits.

               Exhibit No.                   Description
               -----------                   -----------

                     3             The By-laws of Scientific-Atlanta, Inc.
                    10             The Scientific-Atlanta, Inc. Stock Plan for
                                     Non-Employee Directors, as amended and
                                     restated.
                    27             Financial Data Schedule (for SEC filing
                                    purposes only)
                    99             Cautionary Statements

         (b) No reports on Form 8-K were filed during the quarter ended September 29, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCIENTIFIC-ATLANTA, INC.
                                    ------------------------
                                          (Registrant)



Date:  November 13, 2000            By: /s/ Wallace G. Haislip
      ------------------                ----------------------
                                        Wallace G. Haislip
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and duly
                                        authorized signatory of the Registrant)

                                    10 of 10

                            SCIENTIFIC-ATLANTA, INC.
                                 EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------

    3          The By-laws of Scientific-Atlanta, Inc.
   10          The Scientific-Atlanta, Inc. Stock Plan for Non-Employee
               Directors, as amended and restated.
   27          Financial Data Schedule (for SEC filing purposes only)
   99          Cautionary Statements