Form 10-Q
period 2000-12-29
SCIENTIFIC ATLANTA INC
filed 2001-02-09
CIK 87777

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


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


                                 770-236-5000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X       No  ---
                                                           ---

     As of January 26, 2001, Scientific-Atlanta, Inc. had outstanding 161,420,386 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   Three Months Ended                      Six Months Ended
                                           ----------------------------------     -----------------------------------
                                              December 29,      December 31,        December 29,        December 31,
                                                 2000               1999                2000               1999
                                           ----------------   ---------------     ---------------    ----------------
SALES                                          $ 631,430        $  372,721          $ 1,228,670        $ 722,040
                                               ---------        ----------          -----------        ---------
COSTS AND EXPENSES
     Cost of sales                               436,984           263,512              857,075          512,883
     Sales and administrative                     57,170            42,260              108,409           81,366
     Research and development                     38,600            29,508               73,309           57,840
     Interest expense                                 87                 -                  194              286
     Interest income                             (10,350)           (4,117)             (19,343)          (7,750)
     Other (income) expense, net                   1,752            (6,117)             (74,679)          (6,337)
                                               ---------        ----------          -----------        ---------
     Total costs and expenses                    524,243           325,046              944,965          638,288
                                               ---------        ----------          -----------        ---------
EARNINGS BEFORE MINORITY
     INTEREST AND INCOME TAXES                   107,187            47,675              283,705           83,752

MINORITY INTEREST                                     89                 -                   48                -
                                               ---------        ----------          -----------        ---------

EARNINGS BEFORE INCOME TAXES                     107,276            47,675              283,753           83,752

PROVISION (BENEFIT) FOR
     INCOME TAXES
     Current                                      44,368            16,185              109,595           20,781
     Deferred                                     (7,894)           (1,882)              (9,927)           4,345
                                               ---------        ----------          -----------        ---------

NET EARNINGS                                   $  70,802        $   33,372          $   184,085        $  58,626
                                               =========        ==========          ===========        =========

EARNINGS PER COMMON SHARE

     BASIC                                     $    0.44        $     0.21          $      1.15        $    0.37
                                               =========        ==========          ===========        =========

     DILUTED                                   $    0.42        $     0.20          $      1.09        $    0.36
                                               =========        ==========          ===========        =========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     BASIC                                       161,167           157,506              160,731          156,618
                                               =========        ==========          ===========        =========

     DILUTED                                     167,247           163,616              168,115          162,474
                                               =========        ==========          ===========        =========

DIVIDENDS PER SHARE PAID                       $    0.01        $   0.0075          $      0.02        $   0.015
                                               =========        ==========          ===========        =========

                            SEE ACCOMPANYING NOTES

                                    2 of 11

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                       In Thousands
                                                                         ----------------------------------------
                                                                          December 29,                June 30,
                                                                              2000                      2000
                                                                         ---------------          ---------------
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                             $  447,560              $  462,496
       Short-term investments                                                   130,395                  60,628
       Receivables, less allowance for doubtful
          accounts of $5,334,000 at December 29
          and $4,134,000 at June 30                                             498,852                 333,242
       Inventories                                                              234,514                 209,916
       Deferred income taxes                                                     49,489                  49,681
       Other current assets                                                      61,155                  34,671
                                                                             ----------              ----------
          TOTAL CURRENT ASSETS                                                1,421,965               1,150,634
                                                                             ----------              ----------

    PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                                     20,677                  20,248
       Buildings and improvements                                                64,118                  40,915
       Machinery and equipment                                                  250,520                 214,295
                                                                             ----------              ----------
                                                                                335,315                 275,458
       Less - Accumulated depreciation and amortization                         114,845                  96,209
                                                                             ----------              ----------
                                                                                220,470                 179,249
                                                                             ----------              ----------
    GOODWILL AND OTHER INTANGIBLE ASSETS                                         33,684                   7,475
                                                                             ----------              ----------
    NON-CURRENT MARKETABLE SECURITIES                                            61,813                 381,983
                                                                             ----------              ----------
    OTHER ASSETS                                                                 76,479                  60,119
                                                                             ----------              ----------
    TOTAL ASSETS                                                             $1,814,411              $1,779,460
                                                                             ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current maturities of long-term debt                                  $      298              $      386
       Accounts payable                                                         229,594                 212,111
       Accrued liabilities                                                      144,453                 149,402
       Income taxes currently payable                                            44,667                  18,264
                                                                             ----------              ----------
          TOTAL CURRENT LIABILITIES                                             419,012                 380,163
                                                                             ----------              ----------

    LONG-TERM DEBT, less current maturities                                           -                     102
                                                                             ----------              ----------

    DEFERRED INCOME TAXES                                                             -                 114,428

    OTHER LIABILITIES                                                            86,644                  69,807
                                                                             ----------              ----------

    MINORITY INTEREST                                                             5,697                       -
                                                                             ----------              ----------

    STOCKHOLDERS' EQUITY
       Preferred stock, authorized 50,000,000 shares;
          no shares issued                                                            -                       -
       Common stock, $0.50 par value, authorized
          350,000,000 shares; issued 167,057,280 shares at
          December 29 and 159,971,077 shares at June 30                          81,029                  79,986
       Additional paid-in capital                                               455,562                 339,649
       Retained earnings                                                        788,688                 607,822
       Accumulated other comprehensive income, net of taxes of
          $15,106,000 at December 29 and $135,538,000 at June 30                 24,648                 221,141
                                                                             ----------              ----------
                                                                              1,349,927               1,248,598
       Less - Treasury stock, at cost (837,118 shares at December 29 and
          651,805 shares at June 30)                                             46,869                  33,638
                                                                             ----------              ----------
                                                                              1,303,058               1,214,960
                                                                             ----------              ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,814,411              $1,779,460
                                                                             ==========              ==========

                             SEE ACCOMPANYING NOTES

                                    3 of 11

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                          December 29,             December 31,
                                                                              2000                     1999
                                                                         --------------           --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          $   (51,245)              $   58,780
                                                                          -----------               ----------

INVESTING ACTIVITIES:
       Proceeds from the sale of investments                                   84,158                    8,719
       Purchases of property, plant, and equipment                            (66,831)                 (28,607)
       Investments                                                             (9,000)                 (13,100)
       Acquisition of businesses                                               (2,529)                  (7,697)
       Proceeds from the sale of certain assets of a business unit                  -                    3,259
       Other                                                                       62                      175
                                                                          -----------               ----------
       Net cash provided (used) by investing activities                         5,860                  (37,251)
                                                                          -----------               ----------

FINANCING ACTIVITIES:
       Issuance of common stock                                                33,858                   28,437
       Dividends paid                                                          (3,219)                  (2,356)
       Principal payments on long-term debt                                      (190)                    (111)
                                                                          -----------               ----------
       Net cash provided by financing activities                               30,449                   25,970
                                                                          -----------               ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (14,936)                  47,499

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              462,496                  300,454
                                                                          -----------               ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   447,560               $  347,953
                                                                          ===========               ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:

       Interest                                                           $       164               $      246
                                                                          ===========               ==========
       Income taxes, net                                                  $    26,551               $    8,977
                                                                          ===========               ==========

    Non-cash investing activities:
       Net assets of business acquired for subsidiary stock:
          Fair value of assets, including goodwill                        $    30,024               $        -
          Liabilities assumed                                             $     8,086               $        -

                            SEE ACCOMPANYING NOTES

                                    4 of 11

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                 Three Months Ended                      Six Months Ended
                                                 ------------------                      ----------------
                                           December 29,       December 31,         December 29,    December 31,
                                               2000               1999                 2000            1999
                                          --------------     --------------        ------------   -------------
NET EARNINGS                               $   70,802        $   33,372            $   184,085      $   58,626

OTHER COMPREHENSIVE
    INCOME (LOSS), NET OF TAX/(1)/

       Unrealized gains (losses) on
         marketable securities, net           (80,368)            6,949               (195,847)         16,673

       Retirement plans minimum
         liability adjustment                       -                 -                   (416)           (828)

       Foreign currency translation
         adjustments                              809              (670)                  (230)           (907)
                                           ----------        ----------            -----------      ----------

COMPREHENSIVE INCOME (LOSS)                $   (8,757)       $   39,651            $   (12,408)     $   73,564
                                           ==========        ==========            ===========      ==========


/(1)/Assumed 38 percent tax rate in fiscal years 2001 and 2000.


                            SEE ACCOMPANYING NOTES

                                    5 of 11

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

     B. Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares. Earnings per share for fiscal year 2000 have been restated to reflect the 2-for-1 stock split in March 2000.

          Basic and diluted earnings per share are as follows:

                                   Three Months Ended December 29, 2000         Three Months Ended December 31, 1999
                                   ------------------------------------         ------------------------------------

                                       Net                  Per Share               Net                  Per Share
                                     Earnings     Shares     Amount               Earnings     Shares     Amount
                                     --------     ------     ------               --------     ------     ------
Basic earnings per common share:

    Net earnings                     $ 70,802     161,167    $  0.44              $ 33,372     157,506    $  0.21

Diluted earnings per common share:

    Net earnings                     $ 70,802     167,247    $  0.42              $ 33,372     163,616    $  0.20
                                     --------     -------    -------              --------     -------    -------

Effect of dilutive stock options     $      -       6,080    $ (0.02)             $      -       6,110    $ (0.01)
                                     ========     =======    =======              ========     =======    =======

                                    Six Months Ended December 29, 2000           Six Months Ended December 31, 1999
                                    ----------------------------------           ----------------------------------

                                       Net                  Per Share               Net                  Per Share
                                     Earnings     Shares     Amount               Earnings     Shares     Amount
                                     --------     ------     ------               --------     ------     ------
Basic earnings per common share:

    Net earnings                     $184,085     160,731    $  1.15              $ 58,626     156,618    $  0.37

Diluted earnings per common share:

    Net earnings                     $184,085     168,115    $  1.09              $ 58,626     162,474    $  0.36
                                     --------     -------    -------              --------     -------    -------

Effect of dilutive stock options     $      -       7,384    $ (0.06)             $      -       5,856    $ (0.01)
                                     ========     =======    =======              ========     =======    =======

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                              December 29,         December 31,
                                                  2000                 1999
                                              ------------         ------------
     Number of options outstanding                 2,018                  122

     Weighted average exercise price            $ 63.570             $ 30.226

                                    6 of 11

     C.   Inventories consist of the following:   December 29,       June 30,
                                                      2000             2000
                                                  ------------       --------

          Raw materials and work-in-process        $ 182,793         $ 163,969
          Finished goods                              51,721            45,947
                                                   ---------         ---------
          Total inventory                          $ 234,514         $ 209,916
                                                   =========         =========

     D. We acquired 42,770 and 17,397 shares of our common stock during the six months ended December 29, 2000 and December 31, 1999, respectively, from the payment in stock rather than cash by employees of tax withholdings on restricted stock which vested. During the six months ended December 29, 2000, we also acquired an additional 138,188 shares of common stock from the deferral of the payment of restricted stock which vested.

     E. Other (income) expense of $1,752 for the quarter ended December 29, 2000 was comprised primarily of losses related to foreign currency translation and the disposition of assets. Other (income) expense for the six months ended December 29, 2000 included a gain of $78,757 from the sale of a portion of our investment in Bookham Technology plc, formerly Bookham Technology Limited, a UK-based developer and supplier of optical components. This gain was partially offset by other miscellaneous expenses. Other (income) expense for the quarter ended December 31, 1999 included a $5,780 gain from the sale of a portion of our investment in WorldGate Communications, Inc, partially offset by other miscellaneous expenses. Included in other (income) expense for the six months ended December 31, 1999 was a $1,500 gain realized upon the sale of certain assets from our former Control Systems business unit.

     F. During the six months ended December 29, 2000 Scientific-Atlanta invested $7,000 in Alloptic, Inc., a US-based developer of high speed fiber optic solutions for access networks. During the six months ended December 31, 1999 we invested $13,100 in Bookham Technology plc, as well as in certain assets of an optics business for a cash payment of $7,697.

     G. In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. PRASARA provides business and technical solutions to the telecommunications industry, including development, installation, maintenance, and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $30,024 of goodwill and other intangibles.

     H. During fiscal year 2000, we operated in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems, which is now known as the Media Networks business of Scientific-Atlanta. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our Media Networks business, which provides content distribution networks and is now part of our Broadband segment. We now operate only in the Broadband segment.

     I. We adopted the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal year 2001. Under Statement 133, as amended by Statement 138, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this statement has not had a material impact on our results of operations or financial condition.

                                    7 of 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.3 billion and cash on hand was $447.5 million at December 29, 2000. Cash decreased $14.9 million from June 30, 2000 as increases in accounts receivable and inventory and expenditures for buildings and equipment exceeded cash generated from earnings, the sale of a portion of our investment in Bookham Technology plc and the proceeds from stock option exercises. The increase in accounts receivable is primarily due to a higher mix of customers at December 29, 2000 with payment terms in excess of our average as compared to prior periods. Inventory turns improved to 7.5 for the quarter ended December 29, 2000 from 5.7 for fiscal year 2000.

     In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies Inc. for shares of PowerTV common stock and $2.6 million in cash. PRASARA provides business and technical solutions to the telecommunications industry including development, installation, maintenance, and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $30.0 million of goodwill and other tangibles.

     The current ratio of Scientific-Atlanta was 3.4:1 at December 29, 2000, up from 3.0:1 at June 30, 2000. At December 29, 2000, total debt was $0.3 million or less than one percent of total capital invested. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support growth and planned expansion of manufacturing capacity.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended December 29, 2000 were $631.4 million, up 69 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems by our customers. We shipped over 1.1 million digital interactive set-tops during the quarter as compared to 0.3 million in the prior year. Sales of transmission products increased by 10 percent with growth across most product areas, particularly opto-electronics and analog headend products which increased 61 percent and 46 percent year-over-year, respectively. International sales in the quarter ended December 29, 2000 decreased 10 percent over the prior year. The decrease in international sales was primarily the result of the sale of our satellite network business, which relied significantly on international markets, in the fourth quarter of fiscal year 2000. International sales excluding satellite networks were flat year-over-year.

     Sales for the six months ended December 29, 2000 were $1.2 billion, up 70 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems by our customers. We shipped over 2.1 million digital interactive set-tops during the six months ended December 29, 2000 versus 0.5 million in the same period a year ago. The increase in shipments year-over-year is a reflection of the strong demand for our digital set-top products and our increase in manufacturing capacity for such products. Sales of our transmission products increased by 18 percent for the six months ended December 29, 2000, driven by growth across most product areas, particularly opto-electronics and analog headend products.

     We recently announced plans to increase production capacity of the Explorer(R) digital interactive set-tops to 6 million per year, 1.5 million per quarter, by the end of the third fiscal quarter.

     During fiscal year 2000, we operated in two reportable business segments:
Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems, which is now known as the Media Networks business of Scientific-Atlanta. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our Media Networks business, which provides content distribution networks and is now part of our Broadband segment. We now operate only in the Broadband segment.

     Gross margins were 30.8 percent and 30.2 percent for the quarter and six months ended December 29, 2000, 1.5 percentage points and 1.2 percentage points, respectively, higher than the comparable periods for the prior year, reflecting the benefit of continuing negotiated procurement savings and manufacturing efficiencies. In addition, revenue from manufacturing licenses and digital headend equipment, which have a higher gross margins than Scientific-Atlanta's average, increased.

                                    8 of 11

     Research and development costs were $38.6 million and $73.3 million for the quarter and six months ended December 29, 2000, respectively, or 6 percent of sales in each period. Research development costs increased 31 percent and 27 percent respectively, over the comparable quarter and six month period of the prior year. This reflects our continued investment in research and development programs which are focused on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products for our customer base.

     Selling and administrative expenses were $57.2 million and $108.4 million for the quarter and six months ended December 29, 2000, respectively, an increase of 35 percent and 33 percent, respectively, over the comparable periods for the prior year. The increase in expenses is related to the high volume of sales, improved profitability, higher professional fees, increase in headcount and the increase in the amortization expense of intangible assets related to the acquisition of PRASARA.

     Other (income) expense of $1.8 million for the quarter ended December 29, 2000 was comprised primarily of losses related to foreign currency translation and the disposition of assets. Other (income) expense for the six months ended December 29, 2000 included a gain of $78.8 million from the sale of a portion of our investment in Bookham Technology plc. This gain was partially offset by other miscellaneous expenses. Other (income) expense for the quarter ended December 31, 1999 included a $5.8 million gain from the sale of a portion of our investment in WorldGate Communications, Inc., partially offset by other miscellaneous expenses. Included in other (income) expense for the six months ended December 31, 1999 was a $1.5 million gain realized upon the sale of certain assets from our former Control Systems business unit.

     Earnings before income taxes were $107.3 million and $283.8 million for the quarter and six months ended December 29, 2000, respectively, up $59.6 million or 125 percent and $200 million or 239 percent, respectively, over the comparable periods for the prior year. Significantly higher sales volumes, improved gross margins, slower operating expense growth as a percent of sales and the $78.8 million gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

     Our effective income tax rate was 34.0 percent and 35.1 percent for the quarter and six months ended December 29, 2000, respectively, up from 30 percent in the comparable periods of the prior year. The increase is due to the impact on the tax rate from research and development credits which has been diminished with higher levels of pretax earnings, as well as higher taxes to be paid on the gains from the sale of investments.

     Net earnings for the quarter and six months ended December 29, 2000 were $70.8 million and $184.1 million, respectively, compared to $33.4 million and $58.6 million, respectively, in the comparable periods for the prior year. Higher sales volume, higher gross margins as a percent of sales, lower operating expenses as a percent of sales and a gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

                                      ***

     Shipments of the WebSTAR(TM) cable modem began in January, and will continue during the quarter. Shipments are proceeding prior to final DOCSIS certification because no operational or interoperability issues were identified by the CableLabs DOCSIS testing process. With a simple software change, we were able to correct the feature discrepancy reported to us by the DOCSIS Certification Board. We submitted the WebSTAR cable modem with this software change to CableLabs in January 2001 for the next full wave of DOCSIS certification testing.

     We previously announced that we expected the trials of the new Kodak Picture channel service to begin during the first quarter of calendar year 2001. We now expect that such trials will begin during the second quarter of calendar year 2001.

     The Explorer 6000 Digital Home Communications Terminal ("DHCT") was designed to accommodate Windows CE, a second operating system being developed by Microsoft Corporation. Shipments of the Explorer 6000 DHCT are highly dependent on the availability and demand for Windows CE. In addition, although personal video recorder ("PVR") hardware was originally planned for inclusion in the Explorer 6000 DHCT, we have not included it in the Explorer 6000 DHCT due to the lack of customer interest in having such technology in the Explorer 6000 DHCT. However, we are including PVR technology in the Explorer 8000 DHCT, which is currently under development.

Explorer is a registered trademark of Scientific-Atlanta, Inc.
WebSTAR is a trademark of Scientific-Atlanta, Inc.

                                    9 of 11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------   -----------------------------------------------------------

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

Firmly committed purchase and related derivative contracts through October 2001 are as follows:

                                              Canadian
                                               Dollar
                                        ---------------------
                                        (In thousands, except
                                         per dollar amounts)

     Firmly committed purchases
        contracts                             16,850
     Notional amount of forward
        exchange contracts                    16,850
     Average contract amount
        (Foreign currency/
         United States dollar)                  1.51

Scientific-Atlanta has no derivative exposure beyond October 2001.

                                    10 of 11

                          PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

           The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

           (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 8, 2000.

           (b)  Election of directors:

                                          Votes For         Withhold Authority
                                         -----------        ------------------
                James V. Napier          133,834,530             1,559,255
                David J. McLaughlin      133,849,738             1,544,047
                Sam Nunn                 133,679,715             1,714,070

                Marion H. Antonini, David W. Dorman, James F. McDonald, William
                E. Kassling and Mylle Bell Mangum continue as directors.

           (c)(i) Approval of the amended and restated Deferred Compensation Plan for Non Employee Directors

                    Votes For             Votes Against           Abstain
                -------------------    ------------------    ------------------
                   132,656,864              1,890,164             846,756

              (ii) Ratification of the selection of Arthur Andersen LLP as independent auditors for fiscal year ending June 29, 2001

                    Votes For             Votes Against           Abstain
                -------------------     ------------------   ------------------
                   134,713,698               180,691              499,395

Item 6.    Exhibits and Reports on Form 8-K.
------

           (a)  Exhibits.

                Exhibit No.                   Description
                ----------                    -----------
                   99        Cautionary Statements

           (b) No reports on Form 8-K were filed during the quarter ended December 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCIENTIFIC-ATLANTA, INC.
                                 ------------------------
                                      (Registrant)

Date:   February 9, 2001         By: /s/ Wallace G. Haislip
      ----------------------         -----------------------
                                     Wallace G. Haislip
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and duly
                                     authorized signatory of the Registrant)

                                   11 of 11

                            SCIENTIFIC-ATLANTA, INC
                                 EXHIBIT INDEX

Exhibit No.     Description

   99           Cautionary Statements