Form 10-Q
period 2001-03-30
SCIENTIFIC ATLANTA INC
filed 2001-05-11
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 30, 2001
                                  --------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

    As of April 27, 2001, Scientific-Atlanta, Inc. had outstanding 162,871,540 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          Three Months Ended              Nine Months Ended
                                       --------------------------      -------------------------
                                       March 30,        March 31,      March 30,       March 31,
                                         2001             2000           2001            2000
                                       ---------        ---------      ---------       ---------

SALES                                  $ 663,700         $440,731     $1,892,370      $1,162,771
                                       ---------         --------     ----------      ----------

COSTS AND EXPENSES
  Cost of sales                          456,129          310,656      1,313,204         823,539
  Sales and administrative                55,516           45,132        163,925         126,498
  Research and development                40,978           32,224        114,287          90,064
  Interest expense                           128              130            322             416
  Interest income                         (9,590)          (5,328)       (28,933)        (13,078)
  Other (income) expense, net              4,898            3,476        (69,781)         (2,861)
                                       ---------         --------     ----------      ----------
  Total costs and expenses               548,059          386,290      1,493,024       1,024,578
                                       ---------         --------     ----------      ----------
EARNINGS BEFORE MINORITY
  INTEREST AND INCOME TAXES              115,641           54,441        399,346         138,193
MINORITY INTEREST                           (132)               -            (84)              -
                                       ---------         --------     ----------      ----------
EARNINGS BEFORE INCOME TAXES             115,509           54,441        399,262         138,193
PROVISION (BENEFIT) FOR
  INCOME TAXES
  Current                                 53,046           17,844        162,641          38,625
  Deferred                               (13,773)          (1,512)       (23,700)          2,833
                                       ---------         --------     ----------      ----------

NET EARNINGS                           $  76,236         $ 38,109     $  260,321      $   96,735
                                       =========         ========     ==========      ==========



EARNINGS PER COMMON SHARE

  BASIC                                $    0.47         $   0.24     $     1.62      $     0.61
                                       =========         ========     ==========      ==========
  DILUTED                              $    0.46         $   0.23     $     1.55      $     0.59
                                       =========         ========     ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC                                  161,651          158,627        161,038         157,288
                                       =========         ========     ==========      ==========
  DILUTED                                167,036          166,615        167,755         163,853
                                       =========         ========     ==========      ==========

DIVIDENDS PER SHARE PAID               $    0.01         $   0.01     $     0.03      $    0.025
                                       =========         ========     ==========      ==========


                             SEE ACCOMPANYING NOTES

                                    2 of 13

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (UNAUDITED)

                                                                                     In Thousands
                                                                                -----------------------
                                                                                 March 30,    June 30,
                                                                                    2001        2000
                                                                                 ----------  ----------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                     $  589,519  $  462,496
   Short-term investments                                                           134,305      60,628
   Receivables, less allowance for doubtful
     accounts of $5,619,000 at March 30
     and $4,134,000 at June 30                                                      445,778     333,242
   Inventories                                                                      227,500     209,916
   Deferred income taxes                                                             60,681      49,681
   Other current assets                                                              51,662      34,671
                                                                                 ----------  ----------
     TOTAL CURRENT ASSETS                                                         1,509,445   1,150,634
                                                                                 ----------  ----------
 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and improvements                                                             22,277      20,248
   Buildings and improvements                                                        63,286      40,915
   Machinery and equipment                                                          258,786     214,295
                                                                                 ----------  ----------
                                                                                    344,349     275,458
   Less - Accumulated depreciation and amortization                                 112,290      96,209
                                                                                 ----------  ----------
                                                                                    232,059     179,249
                                                                                 ----------  ----------
 GOODWILL AND OTHER INTANGIBLE ASSETS                                                33,215       7,475
                                                                                 ----------  ----------
 NON-CURRENT MARKETABLE SECURITIES                                                   23,435     381,983
                                                                                 ----------  ----------
 OTHER ASSETS                                                                       108,814      60,119
                                                                                 ----------  ----------
 TOTAL ASSETS                                                                    $1,906,968  $1,779,460
                                                                                 ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current maturities of long-term debt                                          $      134  $      386
   Accounts payable                                                                 237,768     212,111
   Accrued liabilities                                                              156,167     149,402
   Income taxes currently payable                                                    40,117      18,264
                                                                                 ----------  ----------
     TOTAL CURRENT LIABILITIES                                                      434,186     380,163
                                                                                 ----------  ----------
 LONG-TERM DEBT, less current maturities                                                  -         102
                                                                                 ----------  ----------
 DEFERRED INCOME TAXES                                                                    -     114,428
                                                                                 ----------  ----------
 OTHER LIABILITIES                                                                   94,167      69,807
                                                                                 ----------  ----------
 MINORITY INTEREST                                                                    5,783           -
                                                                                 ----------  ----------
 STOCKHOLDERS' EQUITY
   Preferred stock, authorized 50,000,000 shares;
     no shares issued                                                                     -           -
   Common stock, $0.50 par value, authorized
     350,000,000 shares; issued 162,715,258 shares at
     March 30 and 159,971,077 shares at June 30                                      81,358      79,986
   Additional paid-in capital                                                       474,468     339,649
   Retained earnings                                                                863,306     607,822
   Accumulated other comprehensive income, net of taxes of
     $349,000 at March 30 and $135,538,000 at June 30                                   569     221,141
                                                                                 ----------  ----------
                                                                                  1,419,701   1,248,598
   Less - Treasury stock, at cost (837,118 shares at March 30 and
     651,805 shares at June 30)                                                      46,869      33,638
                                                                                 ----------  ----------
                                                                                  1,372,832   1,214,960
                                                                                 ----------  ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,906,968  $1,779,460
                                                                                 ==========  ==========

                             SEE ACCOMPANYING NOTES

                                    3 of 13

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                        ------------------------
                                                                         March 30,     March 31,
                                                                           2001          2000
                                                                        ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $116,973      $ 84,128
                                                                         --------      --------

INVESTING ACTIVITIES:
  Proceeds from the sale of investments                                    84,158         8,719
  Purchases of property, plant and equipment                              (93,544)      (52,877)
  Investments                                                             (14,000)      (13,100)
  Acquisition of businesses                                                (2,529)       (7,697)
  Proceeds from the sale of certain assets of a business unit                   -         3,259
  Other                                                                        67           185
                                                                         --------      --------
  Net cash used by investing activities                                   (25,848)      (61,511)
                                                                         --------      --------

FINANCING ACTIVITIES:
  Issuance of common stock                                                 41,089        45,296
  Dividends paid                                                           (4,837)       (3,946)
  Principal payments on long-term debt                                       (354)         (239)
                                                                         --------      --------
  Net cash provided by financing activities                                35,898        41,111
                                                                         --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     127,023        63,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          462,496       300,454
                                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $589,519      $364,182
                                                                         ========      ========


SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid during the period for:
  Interest                                                               $    274      $    349
                                                                         ========      ========
  Income taxes, net                                                      $ 71,422      $ 16,057
                                                                         ========      ========

 Non-cash investing activities:
  Net assets of business acquired for subsidiary stock:
   Fair value of assets, including goodwill                              $ 30,703      $      -
   Liabilities assumed                                                   $ 11,563      $      -

                             SEE ACCOMPANYING NOTES

                                    4 of 13

                   SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                   Three Months Ended               Nine Months Ended
                                                ------------------------        -------------------------
                                                March 30,      March 31,         March 30,      March 31,
                                                  2001           2000              2001           2000
                                                --------       ---------         --------       ---------

NET EARNINGS                                    $76,236         $ 38,109         $260,321         $  96,735

OTHER COMPREHENSIVE
 INCOME (LOSS), NET OF TAX(1)

   Unrealized gains (losses) on
     marketable securities, net                 (23,756)          (9,194)        (153,812)          13,717

   Reversal of unrealized (gains) losses
     on marketable securities sold                   79                           (65,712)          (6,238)

   Retirement plans minimum
     liability adjustment                            -                -              (416)            (828)

   Foreign currency translation
     adjustments                                   (402)            (488)            (632)          (1,395)
                                                --------       ---------         --------         --------

COMPREHENSIVE INCOME                            $52,157        $  28,427         $ 39,749         $101,991
                                                =======        =========         ========         ========







(1) Assumed 38 percent tax rate in fiscal years 2001 and 2000.



                             SEE ACCOMPANYING NOTES

                                    5 of 13

A. The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2000 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

B. Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

   Basic and diluted earnings per share are as follows:

                                     Three Months Ended March 30, 2001    Three Months Ended March 31, 2000
                                     ---------------------------------    ---------------------------------
                                         Net                Per Share         Net                 Per Share
                                      Earnings    Shares     Amount        Earnings     Shares     Amount
                                     ---------    ------   -----------     --------     -------   ---------
Basic earnings per common share:
 Net earnings                           $76,236   161,651     $ 0.47       $38,109    158,627     $ 0.24
Diluted earnings per common share:
 Net earnings                           $76,236   167,036     $ 0.46       $38,109    166,615     $ 0.23
                                        -------   -------     ------       -------    -------     ------
Effect of dilutive stock options        $    -      5,385     $(0.01)      $    -       7,988     $(0.01)
                                        =======   =======     ======       =======    =======     ======


                                      Nine Months Ended March 30, 2001    Nine Months Ended March 31, 2000
                                      --------------------------------    ----------------------------------
                                          Net               Per Share        Net                   Per Share
                                        Earnings   Shares     Amount       Earnings     Shares       Amount
                                      ----------   ------    ---------    ---------    -------     ---------
Basic earnings per common share:
 Net earnings                         $260,321     161,038     $ 1.62      $96,735      157,288      $ 0.61
Diluted earnings per common share:
 Net earnings                         $260,321     167,755     $ 1.55      $96,735      163,853      $ 0.59
                                      --------     -------     ------      -------      -------      ------
Effect of dilutive stock options      $    -         6,717     $(0.07)     $   -          6,565      $(0.02)
                                      ========     =======     ======      =======      =======      ======

                                    6 of 13

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the exercise price of the option was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                              March 30,      March 31,
                                                2001           2000
                                              --------       ---------

   Number of options
    outstanding                                  7,366          2,746
   Weighted average
    exercise price                            $ 54.423       $ 51.787

 C. Inventories consist of the following:     March 30,      June 30,
                                                2001           2000
                                              --------       --------

   Raw materials and work-in-process          $170,054       $163,969
    Finished goods                              57,446         45,947
                                              --------       --------
   Total inventory                            $227,500       $209,916
                                              ========       ========


D. We acquired 42,770 and 70,510 shares of our common stock during the nine months ended March 30, 2001 and March 31, 2000, respectively, from the payment in stock rather than cash by employees of tax withholdings on restricted stock that vested. During the nine months ended March 30, 2001, we also acquired an additional 138,188 shares of common stock from the deferral of the payment of restricted stock that vested.

E. In February 2000, we declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend which was paid on March 27, 2000, to shareholders of record on March 10, 2000. The stock split has been accounted for by a transfer from retained earnings to common stock in the amount of the par value of the additional stock issued. All per share amounts and options have been restated to reflect the stock split.

F. Other (income) expense of $4,898 for the quarter ended March 30, 2001 was comprised primarily of losses related to other than temporary declines in the market value of investments and the disposition of assets and expenses related to buildings that were vacated during the quarter as part of a consolidation of facilities in Georgia. Other (income) expense for the nine months ended March 30, 2001 included a gain of $78,757 from the sale of a portion of our investment in Bookham Technology plc, formerly Bookham Technology Limited, a UK-based developer and supplier of optical components. Other miscellaneous gains and losses for the three and nine months ended March 30, 2001 were not significant.

    Other (income) expense of $3,476 in the quarter ended March 31, 2000 included expenses of $10,338 related to contractual obligations to minority shareholders of a majority-owned subsidiary, $1,548 of discounts taken by customers and losses of $1,544 from the disposal of fixed assets. Other (income) expense also included gains of $4,000 and $1,531 from the reduction of reserves related to the sale of two business units, Control Systems and Interdiction, respectively. During the quarter, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were less than we had previously estimated and, accordingly, reduced the reserves. We also reversed approximately $4,500 of a $5,500 charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we have determined that our potential exposure is less than initially anticipated. Resolution of the remaining issues related to the reserves for businesses sold and environmental issues may require future cash outlays; however, we believe these outlays will not be significant.

    In addition to the items discussed in the preceding paragraph, we completed the sale of certain assets of our Control Systems business unit for $3,259 of cash and recorded a gain of $1,500 during the nine months ended March 31, 2000. We also recorded a $5,780 gain from the divestiture of a portion of our investment in WorldGate Communications, Inc. (WorldGate) during the nine months ended March 31, 2000. Other miscellaneous gains and losses for the three and nine months ended March 31, 2000 were not significant.

                                    7 of 13

G. During the nine months ended March 30, 2001, Scientific-Atlanta invested $7,000 in Alloptic, Inc., a US-based developer of high-speed fiber optic solutions for access networks and $5,000 in Pacific Broadband Communications, Inc., a US-based developer of broadband solutions to deliver data, telephony and video over cable and wireless networks. During the nine months ended March 31, 2000, we invested $13,100 in Bookham Technology plc, as well as in certain assets of an optics business for a cash payment of $7,697.

H. In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. PRASARA provides business and technical solutions to the telecommunications industry, including development, installation, maintenance and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $30,024 of goodwill and other intangibles.

I. In March 2001, we announced a tender offer to purchase the outstanding shares of PowerTV, Inc. not already owned by Scientific-Atlanta. We held approximately 85 percent of the outstanding shares of PowerTV prior to the tender offer. As the result of a tender offer concluded in April 2001, we now own approximately 98 percent of the outstanding shares of PowerTV. The additional shares were acquired for an aggregate price of $66,801 paid in cash. This transaction had no financial impact on the fiscal third quarter. Scientific-Atlanta will record an estimated one-time, after tax compensation charge of $7,000, or $0.04 per share in the fourth quarter. In addition, we will record approximately $48,000 of goodwill and other intangibles, which will be amortized over five years, representing approximately $0.01 per share per quarter based on the current number of shares outstanding.

J.  During fiscal year 2000, we operated in two reportable business segments:
    Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems, which is now known as the Media Networks business of Scientific-Atlanta. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our Media Networks business, which provides content distribution networks and is now part of our Broadband segment. We now operate only in the Broadband segment.

K. We adopted the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal year 2001. Under Statement 133, as amended by Statement 138, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this statement has not had a material impact on our results of operations or financial condition.

                                    8 of 13

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.4 billion and cash on hand was $589.5 million at March 30, 2001. Cash increased $127.0 million from June 30, 2000 due to improved collections of accounts receivable, cash generated from earnings, proceeds from the sale of a portion of our investment in Bookham Technology plc (Bookham) and from stock option exercises which exceeded expenditures for buildings and equipment and other investments. Inventory turns improved to 7.9 for the quarter ended March 30, 2001 from 5.7 for fiscal year 2000.

     In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies Inc. for shares of PowerTV common stock and $2.6 million in cash. PRASARA provides business and technical solutions to the telecommunications industry including development, installation, maintenance and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $30.0 million of goodwill and other intangibles.

     In March 2001, we announced a tender offer to purchase the outstanding shares of PowerTV, Inc. not already owned by Scientific-Atlanta. We held approximately 85 percent of the outstanding shares of PowerTV prior to the tender offer. As the result of a tender offer concluded in April 2001, we now own approximately 98 percent of the outstanding shares of PowerTV. The additional shares were acquired for an aggregate price of $66.8 million paid in cash. This transaction had no financial impact on the fiscal third quarter. Scientific-Atlanta will record an estimated one-time, after tax compensation charge of $7.0 million, or $0.04 per share in the fourth quarter of fiscal year 2001. In addition, we will record approximately $48.0 million of goodwill and other intangibles, which will be amortized over five years, representing approximately $0.01 per share per quarter based on the current number of shares outstanding.

     The current ratio of Scientific-Atlanta was 3.5:1 at March 30, 2001, up from 3.0:1 at June 30, 2000. At March 30, 2001, total debt was $0.1 million or less than one percent of total capital invested. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations and planned capital spending.

RESULTS OF OPERATIONS
---------------------

     Sales for the quarter ended March 30, 2001 were $663.7 million, up 51 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems by our customers. A 119 percent increase year-over-year in sales of subscriber related products more than offset a 4 percent decline in sales of transmission related products. We shipped over 1.4 million digital interactive set-tops during the quarter as compared to 0.5 million in the prior year. Sales of transmission opto-electronic and analog headend products increased by 49 percent and 18 percent year-over-year, respectively, but were more than offset by declines in sales in other product areas, primarily RF products. International sales in the quarter ended March 30, 2001 decreased 7 percent from the prior year. The decrease in international sales was primarily the result of the sale of our satellite network business, which relied significantly on international markets, in the fourth quarter of fiscal year 2000. International sales excluding satellite networks were up 4 percent year-over-year.

     Sales for the nine months ended March 30, 2001 were $1.9 billion, up 63 percent over the prior year, driven by the rapid acceleration in the deployment of digital interactive systems by our customers. We shipped over 3.5 million digital interactive set-tops during the nine months ended March 30, 2001 versus
1.0 million in the same period a year ago. The increase in shipments year-over-year is a reflection of the strong demand for our digital set-top products and our increase in manufacturing capacity for such products. During the third quarter of fiscal year 2001, we increased production capacity of the Explorer digital interactive set-tops to 1.5 million set-tops per quarter. Sales of our transmission products increased by 10 percent for the nine months ended March 30, 2001 driven by growth across most product areas, particularly opto-electronics and analog headend products.

                                    9 of 13

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

     Gross margins were 31.3 percent and 30.6 percent for the quarter and nine months ended March 30, 2001, 1.8 percentage points and 1.4 percentage points, respectively, higher than the comparable periods for the prior year, reflecting the benefit of higher volumes, continuing negotiated procurement savings and manufacturing efficiencies. In addition, revenue from manufacturing licenses and digital headend equipment, which have higher gross margins than Scientific-Atlanta's average, increased.

     Research and development costs were $41.0 million and $114.3 million for the quarter and nine months ended March 30, 2001, respectively, or 6 percent of sales in each period. Research development costs increased 27 percent over the comparable quarter and nine month period of the prior year driven primarily by the development of international products and advanced digital set-tops. This reflects our continued investment in research and development programs which are focused on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products for our customer base.

     Selling and administrative expenses were $55.5 million and $163.9 million for the quarter and nine months ended March 30, 2001, respectively, an increase of 23 percent and 30 percent, respectively, over the comparable periods of the prior year. The increase in expenses is related to the high volume of sales, improved profitability, higher professional fees, increase in headcount, increased amortization expense of intangible assets related to the acquisition of PRASARA and other acquisition expenses.

     Other (income) expense of $4.9 million for the quarter ended March 30, 2001 was comprised primarily of losses related to other than temporary declines in the market value of investments and the disposition of assets and expenses related to buildings that were vacated during the quarter as part of a consolidation of facilities in Georgia. Other (income) expense for the nine months ended March 30, 2001 included a gain of $78.8 million from the sale of a portion of our investment in Bookham. Other miscellaneous gains and losses for the three and nine months ended March 30, 2001 were not significant.

     Other (income) expense of $3.5 million in the quarter ended March 31, 2000 included expenses of $10.3 million related to contractual obligations to minority shareholders of a majority-owned subsidiary, $1.5 million of discounts taken by customers and losses of $1.5 million from the disposal of fixed assets. Other (income) expense also included gains of $4.0 million and $1.5 million from the reduction of reserves related to the sale of two business units, Control Systems and Interdiction, respectively. During the quarter, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were less than we had previously estimated and, accordingly, reduced the reserves. We also reversed approximately $4.5 million of a $5.5 million charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we have determined that our potential exposure is less than initially anticipated. Resolution of the remaining issues related to the reserves for businesses sold and environmental issues may require future cash outlays; however, we believe these outlays will not be significant.

     In addition to the items discussed in the preceding paragraph, we completed the sale of certain assets of our Control Systems business unit for $3.3 million of cash and recorded a gain of $1.5 million during the nine months ended March 31, 2000. We also recorded a $5.8 million gain from the divesture of a portion of our investment in WorldGate during the nine months ended March 31, 2000. Other miscellaneous gains and losses for the three and nine months ended March 31, 2000 were not significant.

     Earnings before income taxes were $115.5 million and $399.3 million for the quarter and nine months ended March 30, 2001, respectively, up $61.1 million or 112 percent and $261.1 million or 189 percent, respectively, over the comparable periods for the prior year. Significantly higher sales volumes, improved gross margins, slower operating expense growth as a percent of sales and the $78.8 million gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

     Our effective income tax rate was 34.0 percent and 35.1 percent for the quarter and nine months ended March 30, 2001, respectively, up from 30 percent in the comparable periods of the prior year. The increase is due to the impact on the tax rate from research and development credits which has been diminished with higher levels of pretax earnings, as well as higher taxes to be paid on the gains from the sale of investments.

                               10 of 13

     Net earnings for the quarter and nine months ended March 30, 2001 were $76.2 million and $260.3 million, respectively, compared to $38.1 million and $96.7 million, respectively, in the comparable periods for the prior year. Higher sales volume, higher gross margins as a percent of sales, lower operating expenses as a percent of sales and a gain from the sale of a portion of our investment in Bookham were the primary factors in the year-over-year increase.

     We announced the Explorer 4000DVB set-top in February 2001, which set-top is designed to satisfy the market requirements for Europe. Although we previously announced that we expected the Explorer 3100DVB set-top to be available early in calendar year 2001, due to changes in the customer and market requirements for Europe, we have discontinued development of the Explorer 3100DVB set-top based upon our expectation that the Explorer 4000DVB will satisfy European customer and market requirements.

     We previously announced that we expected the trials of the new Kodak Picture channel service to begin during the second quarter of calendar year 2001. We now expect that such trials will begin during the summer of 2001.

     We previously announced that we expected to make available a Voice over IP
(VoIP) subscriber product during calendar year 2001. Rather than developing a VoIP subscriber product, we are developing a product to transport IP services, including VoIP, over our digital transmission networks, which product is expected to be available in calendar year 2001.



Explorer is a registered trademark of Scientific-Atlanta, Inc.

                                    11 of 13

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


Firmly committed purchases and sales and related derivative contracts through January 2003 are as follows:


                                         Canadian               German
                                          Dollar                 Marks
                                   ---------------------  -------------------
                                    (In thousands, except per dollar amounts)
  Firmly committed purchases
    (sales) contracts                     22,050              (8,027)
  Notional amount of forward
    exchange contracts                    22,050              (8,027)
  Average contract amount
    (Foreign currency/
     United States dollar)                  1.52                2.17

Scientific-Atlanta has no derivative exposure beyond January 2003.


                                    12 of 13

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

     As previously announced, on February 14, 2001, Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc., one of its wholly-owned subsididiaries (collectively, "Gemstar"), initiated an investigation in the International Trade Commission (the "ITC") under Section 337 of the Tariff Act of 1930 (the "Act") against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. The investigation is based on Gemstar's allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties since July 1999 when Scientific-Atlanta sought a declaratory judgment of non-infringement in the federal court in Atlanta. Under the provisions of the Act, the ITC may issue temporary and permanent exclusion orders preventing the importation of products found to infringe the valid intellectual property rights of an established domestic industry, but may not award monetary damages. Scientific-Atlanta has filed its Answer denying that it infringes any valid Gemstar intellectual property rights, and intends to defend Gemstar's claims vigorously. Immediately prior to filing the 337 action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of certain of the patents claimed in the 337 action. Scientific-Atlanta has moved to stay any proceedings in these actions pending the outcome of the 337 action.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

      (a) Exhibits.

          Exhibit No.     Description
          -----------     -----------

             10.1         Scientific-Atlanta, Inc. Supplemental Executive
                          Retirement Plan

             10.2         Scientific-Atlanta, Inc. 1996 Employee Stock Option
                          Plan

              99          Cautionary Statements

      (b) No reports on Form 8-K were filed during the quarter ended March 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCIENTIFIC-ATLANTA, INC.  (Registrant)
                                    ------------------------


Date: May 11, 2001             By:  /s/ Wallace G. Haislip
      ------------                  ----------------------
                                    Wallace G. Haislip
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and duly
                                    authorized signatory of the Registrant)


                                   13 of 13

                            SCIENTIFIC-ATLANTA, INC.
                                 EXHIBIT INDEX

   EXHIBIT NO.    Description
   -----------    ------------

     10.1         Scientific-Atlanta, Inc. Supplemental Executive Retirement
                  Plan

     10.2         Scientific-Atlanta, Inc. 1996 Employee Stock Option Plan

      99          Cautionary Statements