Form 10-K
period 2001-06-29
SCIENTIFIC ATLANTA INC
filed 2001-08-16
CIK 87777

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ---------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended June 29, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from            to

                         Commission File Number 1-5517
                               ---------------
                           SCIENTIFIC-ATLANTA, INC.
            (Exact name of Registrant as specified in its charter)

                   Georgia                           58-0612397
(State or other jurisdiction of incorporation     (I.R.S. Employer
              or organization)                  Identification Number)

           5030 Sugarloaf Parkway                       30044
           Lawrenceville, Georgia                    (Zip Code)
  (Address of principal executive offices)

                                 770-903-5000
             (Registrant's telephone number, including area code)
                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
             Title of each class                 on which registered
             -------------------                ---------------------
   Common Stock, par value $0.50 per share     New York Stock Exchange
       Preferred Stock Purchase Rights         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               ---------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 27, 2001 was approximately $3,848,764,181.

       As of July 27, 2001, the Registrant had outstanding 156,486,611 shares of common stock.

                         Documents Incorporated By Reference:

       Specified portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

================================================================================

                                    PART I

        In this Form 10-K, the words "Scientific-Atlanta," "we," "our," "ours," and "us" refer to Scientific-Atlanta, Inc. and its subsidiaries.

        Our fiscal year ends on the Friday closest to June 30 of each year. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 1999 refers to our fiscal year ended July 2, 1999, fiscal year 2000 refers to our fiscal year ended June 30, 2000 and fiscal year 2001 refers to our fiscal year ended June 29, 2001.

        This Form 10-K includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

Item 1.  Business

General

        Scientific-Atlanta, Inc. provides its customers with broadband transmission networks, digital interactive subscriber systems, content distribution networks and worldwide customer service and support. Established as a Georgia corporation in 1951, we have evolved from a manufacturer of electronic test equipment for antennas and electronics to a producer of a wide variety of products for the cable television industry, including digital video, voice and data communications products. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, which provides the content distribution networks. We now operate only in the Broadband segment.

        We are one of the leading providers of end-to-end networks used by programmers and cable operators to provide video, data, and voice services to their customers. These networks are comprised of equipment and software that reside at the programmer's facility, at the cable operator's headend (or "central office"), in the outside transmission plant (whether underground or aerial), and in the consumer's home. Our products include satellite communications equipment that transports programming from its source to geographically distributed headends, optical communications products that transport information within metropolitan areas to individual neighborhoods, and radio frequency electronics products that provide connectivity within the neighborhoods to each consumer's home. Increasingly, as these networks have transitioned to digital technology, our products have included integrated computer systems and software at the cable operators' headends. These systems manage video and data services to large networks, often comprising hundreds of thousands of consumers. Our products that reside in the consumer's home include digital interactive set-tops and high-speed cable modems.

        Our Explorer(R) digital set-tops, digital headends and cable modems are designed to enable subscribers to access new interactive television services to be developed by us and third parties, such as e-mail through cable television service, video-on-demand (VOD), Web browsing, various types of electronic commerce and other Internet Protocol (IP) services. Several of these advanced services, including e-mail, VOD, electronic commerce and Web browsing, have already been deployed on our networks. Sales of our Explorer digital set-tops constituted approximately 57 percent, 34 percent and 15 percent of Scientific-Atlanta's total sales in fiscal years 2001, 2000 and 1999, respectively.

        In November 2000, we announced development of our Explorer 8000 home media server set-top, which is expected to provide personal video recording
(PVR) capabilities together with a suite of bundled interactive applications. We had also announced that we expected to have the Explorer 8000 set-top in production in calendar year 2001. Due to delays by one of our suppliers in the development and supply of a chip for incorporation in the Explorer 8000 set-top, we now expect to produce the Explorer 8000 in commercial quantities in the spring of 2002.

        In addition, we have announced development of our home gateway set-top, which is designed to serve the in-home network or gateway market with two tuners and a built-in DOCSIS modem. We had previously described our home gateway set-top for the United States market as both an Explorer 4000 set-top and as an Explorer 4100 set-top. There is only one domestic home gateway set-top being developed and it will be referred to as the Explorer 4100 home gateway set-top. In addition to the Explorer 4100 set-top, which is being developed for the U.S. market, we are also currently developing the Explorer 4000 DVB set-top, which is designed to satisfy the market requirements for Europe.

        In January 2001, we began shipments of our WebSTAR(TM) cable modem. Our WebSTAR cable modem product line has received DOCSIS, Euro-DOCSIS, CE and @Home certifications. We previously announced that Telewest would purchase at least 25,000 WebSTAR cable modems for delivery by the end of calendar year 2001. We shipped these cable modems to Telewest during the fourth quarter of fiscal year 2001.

        PowerTV, Inc., our majority-owned subsidiary located in Cupertino, California, develops and markets operating system, middleware and application software products for the advanced digital interactive cable television markets. PowerTV's core products are the PowerTV(R) Operating System, which it has licensed to Pace Micro Technology plc, Pioneer Corporation and Panasonic, and an HTML engine. In April 2001, we concluded a tender offer for the PowerTV outstanding shares not held by Scientific-Atlanta. We now own approximately 98 percent of the outstanding shares of PowerTV.

        Scientific-Atlanta, PowerTV and PowerTV's wholly-owned subsidiary, PRASARA Technologies, Inc., have developed a number of applications for interactive television, such as Internet TV applications (e.g., Email, Web browsing and Chat), Customer Care and Education, Video On Demand and Food Service. Additionally, PowerTV and PRASARA have developed and offer Business Management Tools, a back office system for managing interactive applications. Scientific-Atlanta and PowerTV both actively conduct third party developer support programs for the Explorer network. We also support several VOD providers. Based on our belief at the time, we previously had announced that we expected 30-40 major multiple systems operator (MSO) sites to deploy VOD by July 2001. As of July 2001, approximately 18 sites had launched VOD services.

        Transmission products include headend equipment, RF (radio frequency) amplifiers, line extenders, opto-electronic transmitters and amplifiers, taps and passives, which transmit signals via coaxial cable or fiber optics from the cable operator to the end-user customer. These products enable operators to transmit video, data and voice over the same network, with a reverse path for customers to communicate back to the operator. Sales of RF distribution products constituted approximately 10 percent, 18 percent and 16 percent of our total sales for fiscal years 2001, 2000 and 1999, respectively.

        We are currently developing the Compact Node Type 90071, which is a dual high level output node that allows operators to considerably reduce the number of amplifiers needed per node, and the Compact Fiber Deeper Node Type 90090, which is designed to eliminate the need for amplifiers after the node and to help operators plan for their future network speed needs. Based on our belief at the time, we previously announced that Compact Distribution Node Type 90071 and Compact Fiber Deeper Node Type 90090 would be available during the spring 2001. Although the 90071 node shipped in June 2001, it is expected that the 90090 node will not ship before October 2001. In addition, based on our belief at the time, we previously announced that the new Surge-Gap(TM) Power Distribution Unit product and the new Surge-Gap Tap product were scheduled for availability in June 2001 and July 2001, respectively. It is now expected that they will become available in August 2001.

        Our satellite television networks business (the Media Networks business) produces encoders, statistical multiplexers, modulators and receivers. Customers, such as television programmers, broadcasters, and service providers use these products to deliver compressed digital video via satellite to cable operators and viewers.

Services

        We have consolidated most of our service functions into a single professional services organization, SciCare(TM) Broadband Services, with its goal being to ensure effective post-sale service for customers using our products, whether such products are under warranty or no longer under warranty. SciCare Broadband Services offers a variety of maintenance and service contracts to customers using products manufactured or sold by Scientific-Atlanta and by other manufacturers, in addition to providing software and systems integration, installation, management and consulting services.

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

        International sales constituted 15 percent, 21 percent and 22 percent of our total sales for fiscal years 2001, 2000 and 1999, respectively. Substantially all of these sales were export sales. See Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K.

        Sales of products to AOL Time Warner, Inc. and its affiliates were 22 percent, 23 percent and 16 percent of our total sales in fiscal years 2001, 2000 and 1999, respectively. Sales of products to Charter Communications, Inc. and its affiliates were 20 percent, 14 percent and 7 percent of sales in fiscal years 2001, 2000 and 1999, respectively. Sales of products to Adelphia and its affiliates were 18 percent, 2 percent and 2 percent of sales in fiscal years 2001, 2000 and 1999, respectively. Sales of products to AT&T and its affiliates were 2 percent, 10 percent and 16 percent of our total sales in fiscal years 2001, 2000 and 1999, respectively. Sales to these four customers were principally broadband products. No other customer accounted for 10 percent or more of our sales in any of the last three fiscal years.

Backlog

        Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. Scientific-Atlanta's backlog as of June 29, 2001 and June 30, 2000 was $900,926,000 and $811,689,000, respectively. We believe that approximately 90 percent of the backlog existing at June 29, 2001 will be shipped within the succeeding fiscal year. Our policy is to include in our backlog firm orders for product scheduled for shipment within six months from the date entered into backlog. With respect to long-term contracts, we include in our backlog only amounts representing orders currently released for production. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any time does not reflect expected revenues for any fiscal period.

Product Research and Development and Patents

        We conduct an active research and development program to strengthen and broaden existing products and systems and to develop new products and systems. Our development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in large markets and to allocate a greater share of our research and development resources to areas with the highest potential for future benefits to Scientific-Atlanta. In addition, we develop specific applications related to our present technology. Expenditures in fiscal years 2001, 2000 and 1999 were principally for development of digital set-top, digital network and cable modem products, opto-electronic and RF transmission products, and introduction of our PowerVu(R) products. In fiscal years 2001, 2000 and 1999, our research and development expenses were approximately $165.1 million (including a $10.8 million stock compensation charge related to the PowerTV tender offer), $122.4 million and $117.3 million, respectively.

        We hold patents with respect to certain of our products and actively seek to obtain patent protection for significant inventions and developments. Patents are important to our business. See Item 3. Legal Proceedings.

Manufacturing

        Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of our products include precision electronic components requiring close tolerances, we maintain rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly review our overall production techniques to enhance productivity and reliability. We conduct the following operations at the following manufacturing facilities:

  . We manufacture a variety of products, including our Explorer digital set-top and RF amplifier product lines, at our Juarez, Mexico facility.

  . We manufacture a variety of broadband products, including digital headend products, Prisma(R) DT products and analog headend products, at our Atlanta, Georgia manufacturing facility.

  . We manufacture transmission equipment, including RF, opto-electronics and headend equipment, at our Arcodan operations in Sonderborg, Denmark.

  . We manufacture opto-electronics equipment at our Chicago, Illinois manufacturing facility.

  . We perform final test and assembly of Media Networks products at our Toronto, Ontario facility.

        Our analog set-tops and taps and passives hardware for the cable television industry are manufactured primarily by contract vendors with high-quality, high-volume production facilities.

Materials and Supplies

        Except for certain Application Specific Integrated Circuits (ASICs), the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate and are not dependent upon a single supplier, except for STMicroelectronics (and its affiliates), Micron Semiconductor Products, Inc., Phillips Semiconductors, Inc., Matsushita Electronics Components Corporation of America (and its affiliates), Cablevision Electronics Co., Ltd., Zinwell Corporation, JDS Uniphase, Premiere Die Casting, Inc., and Anadigics, Inc. for any significant portion of the materials used in the products we manufacture or the products we sell. These suppliers provide us with the following materials and supplies:

  . STMicroelectronics, Micron Semiconductor Products, Inc. and Phillips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops.

  . Matsushita Electronics Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops.

  . Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps.

  .  JDS Uniphase is our primary supplier of opto amplifiers.

  . Premiere Die Casting, Inc. is our primary supplier of die-castings for RF distribution.

  . Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

        For the first half of fiscal year 2001, we experienced substantial shortages of certain electronic components from our suppliers, which did not materially affect our output. Material availability was greatly enhanced in the second half of the fiscal year, and we do not expect to have significant material supply issues in the foreseeable future.

Employees

        As of June 29, 2001, we employed approximately 8,159 regular full-time and part-time employees and approximately 261 additional workers employed through temporary employment agencies. We believe our employee relations are satisfactory.

Competition

        The businesses in which we are engaged are highly competitive. At least one of our competitors is substantially larger and has greater resources. We primarily compete with a small number of equipment suppliers, most of which specialize in the production and sale of equipment to cable television system operators. We also compete with a variety of satellite television equipment providers. We believe that our ability to compete successfully results from our marketing strategy, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices and broad coverage by our sales personnel.

Item 2.  Properties

        We own and use offices and manufacturing facilities in metropolitan Atlanta, Georgia; Naperville, Illinois; and Juarez, Mexico, which contain a total of approximately 733,000 square feet, of which approximately 339,000 square feet are located at the Juarez manufacturing facility.

        We also own (i) approximately 130 acres of land and related improvements in Gwinnett County, Georgia which are leased to ViaSat, Inc. and Microwave Instrumentation Technologies, LLC, (ii) two buildings totaling approximately 188,000 square feet which are leased to ViaSat, Inc., and (iii) approximately 280 acres of land in Gwinnett County, Georgia, held for development of a consolidated office site for Scientific-Atlanta. The first phase of this consolidated office site, 283,000 square feet of engineering and office facilities, was completed in the third quarter of fiscal year 1999 utilizing a long-term operating lease arrangement. The second phase was completed in the third quarter of fiscal year 2001 and consisted of an additional 299,000 square feet of engineering and office space.

        In addition to the property we own and lease, which is described above, we lease additional major manufacturing facilities containing an aggregate of approximately 336,500 square feet at the following locations under leases expiring (including renewal options) from 2002 to 2015:

                                            Approximate
            Location                       Square Footage
            --------                       --------------
            Metropolitan Atlanta,
             Georgia......................    249,000
            Sonderborg, Denmark...........     71,500
            Toronto, Ontario..............     16,000

        We also lease laboratory, office and warehouse space in several buildings in the metropolitan areas of Atlanta, Georgia; Chicago, Illinois; Cupertino, California; Huntsville, Alabama; Orlando, Florida; Phoenix, Arizona; Juarez, Mexico; Sonderborg, Denmark; Toronto, Ontario; Vancouver, British Columbia; Frankfurt, Germany; Sydney, Australia; and London and Southampton, United Kingdom. We lease sales and service offices in 17 domestic and foreign cities.

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

        Included in the litigation which we currently have pending are several lawsuits we have filed as plaintiff against Gemstar International Group Ltd. and affiliated companies. On December 3, 1998, we filed an action against Gemstar International Group Ltd. (now Gemstar-TV Guide International, Inc.), in the U.S. District Court in Atlanta, Georgia. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as "Gemstar." The suit alleges that Gemstar violated federal antitrust laws and misused certain patents. We seek damages, an injunction and a declaration that eight patents that Gemstar asserts are related to electronic program guides are invalid, unenforceable and not infringed. Gemstar has filed a counterclaim against us alleging infringement of five of the patents.

        On the next day, December 4, 1998, Gemstar filed a responsive action against us in the United States District Court in Los Angeles, California alleging infringement of two of the same patents involved in the Atlanta, Georgia suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief. As indicated below, all proceedings in this case have been stayed.

        On December 23, 1998, Gemstar filed a motion with the Judicial Panel on Multi-district Litigation requesting that the cases filed on December 3rd and 4th 1998 be consolidated with cases previously filed by Gemstar in California against General Instrument Corp. and Pioneer Electronic Corp., and in Oklahoma against TV Guide Networks, Inc. The motion asked that the actions be consolidated in a U.S. District Court in California. A hearing on the motion was held, and in April 1999 the Judicial Panel ordered that all cases (except the action against TV Guide Networks, Inc.) be consolidated, but in Atlanta, Georgia rather than Los Angeles, California, for all pretrial proceedings. Therefore, all of these cases are now in the discovery phase in the Atlanta, Georgia court and the proceedings in the Los Angeles, California case filed by Gemstar have been stayed.

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

        By Order dated October 6, 2000, the United States District Court in Atlanta denied StarSight Telecast, Inc.'s motion for leave to file a motion for preliminary injunction in the declaratory judgment action filed by the Company against StarSight relating to two StarSight patents, including the so-called "121" or "Young" patent. StarSight filed a motion asking the Court to reconsider its Order, and on October 31, 2000 that motion to reconsider was denied by the Court.

        On February 14, 2001, Gemstar initiated an investigation in the International Trade Commission (the "ITC") under Section 337 of the Tariff Act of 1930 (the "Act") against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. The investigation is based on Gemstar's allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties since July 1999 when Scientific-Atlanta sought a declaratory judgment of non-infringement in the federal court in Atlanta. Under the provisions of the Act, the ITC may issue temporary and permanent exclusion orders preventing the importation of products found to infringe the valid intellectual property rights of an established domestic industry, but may not award monetary damages. Scientific-Atlanta has filed its Answer denying that it infringes any valid Gemstar intellectual property rights, and intends to defend Gemstar's claims vigorously. Immediately prior to filing the 337 action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of certain of the patents claimed in the 337 action. Scientific-Atlanta has moved to stay any proceedings in these actions pending the outcome of the 337 action.

        In both of the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants' deployment of infringing programs guides. In the cases challenging the Gemstar defendants' patents, we seek an injunction against Gemstar's enforcement of these patents. In those cases where the Gemstar defendants' patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing electronic program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party may also be entitled to an injunction against the future sale of infringing electronic program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing electronic program guides and could cause the offending party to have to redesign their program guide to avoid infringement.

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

        On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the United States District Court for the Northern District of Georgia. Since then, several actions with similar allegations have been filed. We intend to defend these actions vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Scientific-Atlanta's security holders during the last quarter of its fiscal year ended June 29, 2001.

Item 4A.  Executive Officers of Scientific-Atlanta

        The following persons are the executive officers of Scientific-Atlanta:

                               Executive
 Name                    Age Officer Since Present Office
 ----                    --- ------------- --------------
 James F. McDonald        61     1993      Chairman of the Board, President and
                                           Chief Executive Officer


 Conrad J. Wredberg, Jr.  60     1995      Senior Vice President and Chief
                                           Operating Officer


 J. Lawrence Bradner      50     1999      Senior Vice President; President,
                                           SciCare Broadband Services


 Dwight B. Duke           49     1997      Senior Vice President; President,
                                           Transmission Network Systems


 William E. Eason, Jr.    58     1993      Senior Vice President, General
                                           Counsel and Corporate Secretary


 H. Allen Ecker           65     1979      Senior Vice President; President,
                                           Subscriber Networks


 Wallace G. Haislip       52     1998      Senior Vice President, Chief
                                           Financial Officer and Treasurer


 Brian C. Koenig          54     1988      Senior Vice President, Human
                                           Resources


 John H. Levergood        67     1992      Senior Vice President


 Robert C. McIntyre       50     1999      Senior Vice President and Chief
                                           Technical Officer


 Julian W. Eidson         62     1978      Vice President and Controller


 Perry D. Tanner          43     2000      Vice President, Marketing


 Patrick M. Tylka         51     2000      Vice President; President, Worldwide
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

        Mr. Duke was elected Senior Vice President of Scientific-Atlanta in April 1998. From June 1996 to April 1998, he served as a Vice President of Scientific-Atlanta. Prior to June 1996, Mr. Duke was employed by Scientific-Atlanta in a variety of management positions for more than five years.

        Mr. Haislip was elected to the position of Senior Vice President, Chief Financial Officer and Treasurer in April 1998. Prior to April 1998, Mr. Haislip was employed by Scientific-Atlanta in a variety of management positions for more than five years.

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Matters

        The Common Stock of Scientific-Atlanta is traded on the New York Stock Exchange (symbol SFA). The approximate number of holders of record of Scientific-Atlanta's Common Stock at June 29, 2001, was 6,088.

        It has been the policy of Scientific-Atlanta to retain a substantial portion of its earnings to finance the expansion of its business. In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal year 1999, Scientific-Atlanta paid a $0.0075, dividend per share each quarter. During fiscal year 2000, Scientific-Atlanta paid a $0.0075 and a $0.01 dividend per share in the first two quarters and the second two quarters, respectively. During fiscal year 2001, Scientific-Atlanta paid a $0.01, dividend per share each quarter.

        Information as to the high and low stock prices and dividends paid for each quarter of fiscal years 2000 and 2001 is included in Note 5 of the Notes to Financial Statements included in this Report.

Item 6.  Selected Financial Data

        Selected Financial Data is set forth on page 32 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion of Consolidated Statements of Financial Position, of Consolidated Statements of Earnings, and of Consolidated Statements of Cash Flows are set forth on pages 17 and 18, 21 through 26, and 28 and 29 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. Any ineffectiveness is recorded through earnings. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. We do not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, we would recognize unrealized gains and losses as they occur.

        Firmly committed purchase (sales) exposure and related hedging instruments at June 29, 2001 are as follows:

                                                             German   Canadian
                                                              Marks   Dollars
                                                             -------  --------
   Firmly committed purchase (sales) contracts.............. (20,318)  20,225


   Notional amount of forward contracts..................... (20,318)  20,225


   Average contract amount (Foreign currency/United States
    dollar).................................................    2.21     1.54

        At June 29, 2001, we had changes in fair value of $384, net of tax of $235, related to these derivatives which were included in accumulated other comprehensive income. All derivatives entered into during fiscal year 2001 were designated as cash flow hedges and were fully effective. Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2003.

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we adopted in fiscal year 2001. Under Statement 133, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this statement did not have a material impact on our results of operations or financial condition.

        We have market risks associated with the volatility in the value of our non-current marketable securities which consist of investments in common stock and are stated at market value. All non-current marketable securities are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income.

Item 8.  Financial Statements and Supplementary Data

        The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 16 through 47 of this Report. See Part IV, Item 14 for an index of the statements, notes and schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta's definitive proxy statement for Scientific-Atlanta's 2001 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

 (1) The consolidated financial statements listed below are included on pages 16 through 46 of this Report.

           Report of Independent Public Accountants.

           Consolidated Statements of Financial Position as of June 29, 2001 and June 30, 2000.

           Consolidated Statements of Earnings for each of the three years in the period ended June 29, 2001.

           Consolidated Statements of Cash Flows for each of the three years in the period ended June 29, 2001.

           Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended June 29, 2001.

           Notes to Consolidated Financial Statements.

 (2)       Financial Statement Schedule:

                                                                        Page
                                                                        ----
        Schedule II Valuation and Qualifying Accounts for each of the
                    three years in the period ended June 29, 2001.       47

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

 Exhibit No.                            Description
 -----------                            -----------
     3.1     Composite Statement of Amended and Restated Articles of
             Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).


     3.2     By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------
   4.1       Rights Agreement, dated as of February 23, 1997, between
             Scientific-Atlanta and The Bank of New York, as Rights Agent,
             which includes as Exhibit A the Preferences and Rights of Series A
             Junior Participating Preferred Stock and as Exhibit B the Form of
             Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta's
             Registration Statement on Form 8-A dated April 7, 1997 (Commission
             File No. 1-5517), and incorporated herein by reference).


   10.1.1    Credit Agreement dated May 11, 1995 among Scientific-Atlanta, the
             Lenders (as defined therein), The Bank of New York and ABN AMRO
             Bank N.V., as co-agents, and NationsBank of Georgia, National
             Association, as agent (filed as Exhibit 10(g) to Scientific-
             Atlanta's Annual Report on Form 10-K for the fiscal year ended
             June 30, 1995 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.2    First Amendment to Credit Agreement dated December 29, 1995 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (formerly known as
             NationsBank of Georgia, National Association) (filed as Exhibit
             10(j) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.3    Letter Amendment dated April 5, 1996 to the Credit Agreement among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(j) to
             Scientific-Atlanta's Annual Report Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.4    Second Amendment to Credit Agreement dated June 28, 1996 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(l) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.5    Third Amendment to Credit Agreement dated January 27, 1997 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10.3 to
             Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.6 Letter Amendment dated April 23, 1997 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN
             AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit
             10(r) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.7 Letter Amendment dated April 24, 1998 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN
             AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit
             10(o) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.8    Fourth Amendment to Credit Agreement dated November 6, 1998 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (successor to NationsBank, N.A.
             (South) (filed as Exhibit 10.14 to Scientific-Atlanta's Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 2, 1999
             (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.9    Amended and Restated Credit Agreement dated May 7, 1999 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro
             Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.10   Amendment No. 1 to the Amended and Restated Credit Agreement dated
             June 22, 1999 among Scientific-Atlanta, the Lenders, The Bank of
             New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as
             Exhibit 10(q) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-
             5517), and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------
   10.1.11   Second Amendment to Amended and Restated Credit Agreement dated
             May 4, 2000 among Scientific-Atlanta, the Lenders, The Bank of New
             York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit
             10(p) to Scientific-Atlanta's Annual Report on Form 10-K for the
             fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).


   10.1.12   Third Amendment to Amended and Restated Credit Agreement dated
             June 22, 2001 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to Nationsbank, N.A.

   10.2.1    Credit and Investment Agreement dated July 30, 1997 among
             Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank,
             N.A., as agent, and the lenders signatories thereto (filed as Exhibit 10(s) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-
             5517), and incorporated herein by reference).

   10.2.2    Lease Agreement dated July 30, 1997 between Wachovia Capital
             Markets, Inc. and Scientific-Atlanta (filed as Exhibit 10(t) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.3    Ground Lease dated July 30, 1997 between Scientific-Atlanta and
             Wachovia Capital Markets, Inc. (filed as Exhibit 10(v) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.4    Acquisition, Agency, Indemnity and Support Agreement dated July
             30, 1997 between Scientific-Atlanta and Wachovia Capital Markets,
             Inc. (filed as Exhibit 10(u) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission
             File No. 1-5517), and incorporated herein by reference).

   10.2.5    Letter Amendment dated September 30, 1997 to Credit and Investment
             Agreement among Scientific-Atlanta, Wachovia Bank, N.A. and
             Wachovia Capital Markets, Inc. (filed as Exhibit 10.11 to
             Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.6    First Amendment to Lease Agreement dated October 9, 1997 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as
             Exhibit 10.16 to Scientific-Atlanta's Quarterly Report on Form 10-
             Q for the fiscal quarter ended April 2, 1999 (Commission File No.
             1-5517), and incorporated herein by reference).

   10.2.7    Amendment to Credit and Investment Agreement dated November 30,
             1997 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia
             Capital Markets, Inc. (filed as Exhibit 10.12 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.8 Second Amendment to Lease Agreement dated November 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc.
             (filed as Exhibit 10.17 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999
             (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.9    Second Amendment to Credit and Investment Agreement dated November
             9, 1998 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia
             Capital Markets, Inc. (filed as Exhibit 10.13 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.10   First Amendment to Ground Lease dated February 29, 2000 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc.

 Exhibit No.                             Description
 -----------                             -----------
  10.2.11    Third Amendment to Lease Agreement dated February 29, 2000 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc.


  10.3*      Stock Plan for Non-Employee Directors, as amended and restated.


  10.4*      Non-Employee Directors Stock Option Plan, as amended and restated
             (filed as Exhibit 10(l) to Scientific-Atlanta's Annual Report on
             Form 10-K for the fiscal year ended June 30, 2000 (Commission File
             No. 1-5517), and incorporated herein by reference).

  10.5* Deferred Compensation Plan for Non-Employee Directors, as amended and restated.


  10.6*      Scientific-Atlanta Retirement Plan for Non-Employee Directors
             (filed as Exhibit 10.4 to Scientific-Atlanta's Quarterly Report on
             Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission
             File No. 1-5517), and incorporated herein by reference).

  10.7*      Executive Deferred Compensation Plan, as amended and restated.


  10.8*      1996 Employee Stock Option Plan, as amended and restated (filed as
             Exhibit 10.2 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No.
             1-5517), and incorporated herein by reference).

  10.9* Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta's Annual
             Report on Form 10-K for the fiscal year ended July 2, 1999
             (Commission File No. 1-5517), and incorporated herein by reference).

  10.10* Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

  10.11* Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-
             Atlanta's Annual Report on Form 10-K for the fiscal year ended
             July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

  10.12* 1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

  10.13*     Supplemental Executive Retirement Plan, as amended and restated
             (filed as Exhibit 10(j) to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001
             (Commission File No. 1-5517), and incorporated herein by reference).

  10.14* Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta's Annual Report on Form 10-
             K for the fiscal year ended June 26, 1998 (Commission File No. 1-
             5517), and incorporated herein by reference).

  10.15.1* Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

  10.15.2* Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as
             Exhibit 10.3 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-
             5517), and incorporated herein by reference).

 Exhibit No.                   Description
 -----------                   -----------
     21      Significant Subsidiaries of Scientific-Atlanta.


     23      Consent of Independent Public Accountants.


     99      Cautionary Statements.

--------
*  Indicates management contract or compensatory plan or arrangement.

Report of Independent Public Accountants

To the Stockholders of Scientific-Atlanta, Inc.:

       We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 29, 2001, and June 30, 2000, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended June 29, 2001 appearing on pages 19, 27, 30 and 31, respectively. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                       ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 19, 2001
Report of Management

       The management of Scientific-Atlanta, Inc. (the Company) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States and are free of material misstatement. Management also prepared the other information in the Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

       Management assessed the Company's system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management's opinion that its system of internal control as of June 29, 2001 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

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

/s/ James F. McDonald                  /s/ Wallace G. Haislip

 James F. McDonald                     Wallace G. Haislip
 Chairman of the Board                 Senior Vice President
 President and Chief Executive Officer Chief Financial Officer and Treasurer

Management's Discussion of Consolidated Statements of Financial Position

Scientific-Atlanta had stockholders' equity of $1.5 billion and cash and short-term investments of $754.3 million at June 29, 2001. The current ratio was 3.9:1 at June 29, 2001 compared to 3.0:1 at June 30, 2000.

Receivables were $502.3 million at fiscal year-end, compared to $333.2 million at the prior year-end. Average days sales outstanding were 63 in fiscal year 2001, as compared to 65 days in the prior year. The allowance for doubtful accounts of $6.0 million increased $1.8 million primarily due to the higher volume of sales in fiscal year 2001 as compared to fiscal year 2000.

Inventory turnover was 7.8 times in 2001, compared to 5.7 in the prior year.
   The improvement in inventory turnover was due to higher sales volume and a shift in the mix of products to high-volume subscriber products in fiscal year 2001 as compared to the prior year and management's continued effort to improve working capital in fiscal year 2001.

Current deferred income taxes increased $7.5 million in fiscal year 2001 primarily due to increases in reserves currently not deductible.

Other current assets of $33.2 million include vendor deposits, license fees, prepaid taxes (other than income taxes), land held for sale, prepaid software maintenance fees and other miscellaneous prepaid expenses.

Net property, plant and equipment increased $48.4 million in fiscal year 2001.
   Capital additions of $104.8 million included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, and engineering and office facilities in Lawrenceville, Georgia.

Goodwill and other intangible assets increased $74.0 million during fiscal year 2001 from the acquisition of PRASARA Technologies, Inc. (PRASARA) and the tender for shares held by minority shareholders of a majority owned subsidiary, PowerTV, Inc. (PowerTV).

   In July 2000, PowerTV acquired 100 percent of the outstanding stock of PRASARA for shares of PowerTV common stock and $2.6 million in cash. PRASARA provides business and technical solutions to the telecommunications industry including development, installation, maintenance and operation of interactive television technology. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, including $31.7 million of goodwill and other intangibles, which will be amortized over five years.

   In March 2001, we announced a tender offer to purchase the outstanding shares of PowerTV not already owned by Scientific-Atlanta. We held approximately 85 percent of the outstanding shares of PowerTV prior to the tender offer. As the result of the tender offer, which was concluded in April 2001, we now own approximately 98 percent of the outstanding shares of PowerTV. The additional shares were acquired for an aggregate price of $66.8 million paid in cash. We recorded a one-time, pre-tax compensation charge of $10.8 million in connection with the acquisition of such shares. In addition, we recorded $52.5 million of goodwill and other intangibles, which will be amortized over five years.

   We plan to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" during the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. After implementing SFAS No. 142, we believe that our annual goodwill amortization expense will be approximately $4.5 million lower in fiscal year 2002 than in fiscal year 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment and we will be required to test our goodwill for impairment under the new standard upon adoption. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 142 related to goodwill impairment.

Management's Discussion of Consolidated Statements of Financial Position (Continued)


Non-current marketable securities consist of investments in common stock of publicly traded companies and are reported at market value. During fiscal year 2001, we recorded unrealized losses of $360.6 million, compared with unrealized gains of $348.9 million in fiscal year 2000, on these securities due to market value fluctuations, which are included in accumulated other comprehensive income. We also sold a portion of our investments in Bookham Technology plc (Bookham) and Wink Communications, Inc. (Wink) during fiscal year 2001. See Managements Discussion of Consolidated Statements of Earnings for additional information.

Non-current deferred income taxes of $26.7 million relate primarily to accruals for expenses currently not deductible.

Other assets, which include equity investments, license fees, intellectual property, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses, increased
   $41.0 million due primarily to the purchase of additional company-owned life insurance and additional equity investments made in fiscal year 2001.

Accounts payable were $224.0 million at year-end, up slightly from $212.1 million last year. Days payable were 50 in fiscal year 2001 as compared to 48 days in the prior fiscal year.

Accrued liabilities of $165.0 million include accruals for compensation, provisions for businesses sold, warranty and service obligations, customer down-payments, royalties and taxes, excluding income taxes. See Note 8 for additional information.

Non-current deferred income taxes of $114.4 million at June 30, 2000 related primarily to net unrealized gains on marketable securities classified as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The market value of these securities declined during fiscal year 2001 and the tax effect of the net unrealized gains at June 29, 2001 is included in the non-current deferred income tax asset.

Other liabilities of $99.8 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, post employment benefits and other miscellaneous accruals. See Note 9 for additional details.

Stockholders' equity was $1.5 billion at the end of fiscal year 2001, up $294.0 million over the prior year. Net earnings of $333.7 million, $181.1 million of additional paid in capital and common stock from the issuance of common stock pursuant to employee benefit and other stock-based compensation plans and $12.9 million of gains from the issuance of common stock of a majority-owned subsidiary to minority shareholders were partially offset by a $227.2 million decline in accumulated other comprehensive income, primarily from unrealized losses on marketable equity securities, and dividend payments of $6.5 million.

   During July 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $184.0 million pursuant to a stock buyback program announced March 16, 2000. In addition, on July 25, 2001, we announced a buyback program for the purchase of up to 8,000,000 additional shares of our common stock.

Consolidated Statements of Financial Position

                                                              In Thousands
                                                          ---------------------
                                                             2001       2000
-------------------------------------------------------------------------------
Assets
   Current assets
     Cash and cash equivalents                            $  563,322 $  462,496
     Short-term investments                                  191,001     61,481
     Receivables, less allowance for doubtful accounts of
      $5,982,000
      in 2001 and $4,134,000 in 2000                         502,289    333,242
     Inventories                                             201,762    209,916
     Deferred income taxes                                    57,195     49,681
     Other current assets                                     33,165     33,818
                                                          ---------- ----------
      Total current assets                                 1,548,734  1,150,634
                                                          ---------- ----------
   Property, plant and equipment, at cost
     Land and improvements                                    22,218     20,248
     Buildings and improvements                               67,946     40,915
     Machinery and equipment                                 246,385    214,295
                                                          ---------- ----------
                                                             336,549    275,458
     Less - accumulated depreciation and amortization        108,934     96,209
                                                          ---------- ----------
                                                             227,615    179,249
                                                          ---------- ----------
   Goodwill and other intangible assets, net                  81,491      7,475
                                                          ---------- ----------
   Non-current marketable securities                          17,159    381,983
                                                          ---------- ----------
   Deferred income taxes                                      26,732        --
                                                          ---------- ----------
   Other assets                                              101,097     60,119
                                                          ---------- ----------
   Total Assets                                           $2,002,828 $1,779,460
                                                          ========== ==========

-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

   Current liabilities
     Current maturities of long-term debt                 $       91 $      386
     Accounts payable                                        223,990    212,111
     Accrued liabilities                                     164,991    149,402
     Income taxes currently payable                            5,051     18,264
                                                          ---------- ----------
      Total current liabilities                              394,123    380,163
                                                          ---------- ----------
   Long-term debt, less current maturities                       --         102
                                                          ---------- ----------
   Deferred income taxes                                         --     114,428
                                                          ---------- ----------
   Other liabilities                                          99,766     69,807
                                                          ---------- ----------
   Commitments and contingencies (Note 14)
   Stockholders' equity
     Preferred stock, authorized 50,000,000 shares; no
      shares issued
     Common stock, $0.50 par value, authorized
      350,000,000 shares, issued 164,899,158 shares in
      2001 and 159,971,077 shares in 2000                     82,450     79,986
     Additional paid-in capital                              545,602    339,649
     Retained earnings                                       935,038    607,822
     Accumulated other comprehensive income (loss), net
      of taxes
      of $3,723,000 in 2001 and $135,538,000 in 2000         (6,075)    221,141
                                                          ---------- ----------
                                                           1,557,015  1,248,598
     Less - Treasury stock, at cost (859,339 shares in
      2001 and
      651,805 shares in 2000)                                 48,076     33,638
                                                          ---------- ----------
                                                           1,508,939  1,214,960
                                                          ---------- ----------
   Total Liabilities and Stockholders' Equity             $2,002,828 $1,779,460
                                                          ========== ==========

--------------------------------------------------------------------------------

See accompanying notes.

                      [This Page Intentionally Left Blank]

Management's Discussion of Consolidated Statements of Earnings

The Consolidated Statements of Earnings summarize Scientific-Atlanta's operating performance over the last three years, during which time we have accelerated development of new products, particularly the development, qualification, deployment and production of our interactive digital networks at customer sites in North America, and continued our expansion into international markets.

Net earnings were $333.7 million, or $1.99 per share in fiscal year 2001 as compared to $155.8 million, or $0.94 per share in fiscal year 2000. Earnings in fiscal year 2001 include an after-tax gain of $49.5 million from the sale of a portion of our investments in Bookham and Wink and a one-time, after-tax charge of $7.1 million related to the tender of shares held by minority shareholders of PowerTV. Excluding these items, net earnings were $291.3 million or $1.74 per share in fiscal year 2001.

   Earnings in fiscal year 2000 included after-tax gains of $4.0 million from the sale of a portion of our investment in WorldGate Communications, Inc. (WorldGate), $3.9 million from the reduction of reserves related to businesses sold, $3.2 million from the reduction of a reserve for expenses and potential settlement of environmental issues and an after-tax charge of $7.2 million related to contractual obligations to minority shareholders of PowerTV. Excluding these items, net earnings in fiscal year 2000 were $151.9 million or $0.92 per share.

   Earnings in fiscal year 1999 included gains of $41.6 million from the sale of certain marketable securities and the adjustment of our investments in other marketable securities to market value. Excluding these gains, earnings in fiscal year 1999 were $60.7 million, or $0.39 per share.

Sales of $2.5 billion in fiscal year 2001 increased 46 percent over the prior year. Domestic sales grew $779.3 million, or 57 percent, year over year. International sales increased 5 percent led by growth in Canada and Latin America.

   Subscriber product sales of $1.7 billion in fiscal year 2001 increased 100 percent over the prior year. During fiscal year 2001, we continued the rollout of advanced two-way digital cable systems, which are real-time, interactive digital networks designed to enable advanced services such as video-on-demand, e-mail and Web browsing. More than 4.8 million Explorer digital set-tops were shipped in fiscal year 2001, up from 1.9 million in fiscal year 2000. During fiscal year 2001, we increased the production capacity of our Explorer digital interactive set-tops in our Juarez facility from 1 million units per quarter to 1.5 million units per quarter. As previously announced, we do not expect to utilize all of this capacity in the first quarter of fiscal year 2002.

   Sales of transmission products of $714.1 million increased slightly in fiscal year 2001 as compared to fiscal year 2000. A 39 percent increase year over year in sales of opto-electronic products was offset by a 20 percent decline in sales of RF (radio frequency) products. Media Networks sales declined 7 percent in fiscal year 2001 as compared to fiscal year 2000. We believe the economic downturn, particularly in international markets, has led customers to delay purchasing decisions regarding these products.

   After our earnings release and conference call on July 19, 2001 for our quarter and fiscal year ended June 29, 2001, a number of the large multiple system cable operators ("MSOs") have published their results for that quarter. These results show that, although the total number of digital subscribers increased during the period, for most of the MSOs the number of net new digital subscribers added declined over the number added in the first calendar quarter. The MSOs first reported declines in the rate of new digital subscribers added after the end of the first quarter of calendar 2001. Although in their second quarter reports some of these MSOs reaffirmed or increased their previous guidance on the total number of digital subscribers to be added for the entire 2001 calendar year, the declines in the deployment rates for the second calendar quarter reported after our earnings release and conference call could have an adverse effect on our first quarter and thereby on our fiscal year 2002 results.

   In addition, we continue to have limited visibility to the inventories that these MSOs may have accumulated during calendar 2000 and early 2001 when, as a result of our production capacity limitations, these customers were on allocation. A reduction in the MSO deployment rates could mean that these inventories will not be utilized as quickly as would otherwise be the case.

   Also, since digital interactive television is a relatively new business, there is little historical data to determine the factors that may affect demand for our products, including the sensitivity of demand to changes in the economy. A declining economy may adversely affect consumer purchases of new digital services, and thus purchases of our digital products by the MSOs, even if it does not impact monthly MSO subscription revenues.

   Sales of $1.72 billion in fiscal year 2000 increased 38 percent over the prior year. Domestic sales grew $391.3 million, or 41 percent, year over year while international sales increased $80.6 million, or 29 percent, year over year.

   During fiscal year 2000, we increased the production capacity of our digital set-tops in our Juarez facility from 250,000 units per quarter to 1 million units per quarter.

   Sales of subscriber products led the year over year increase in fiscal year 2000 as compared to the prior year with growth of 51 percent driven by the continued deployment of digital interactive systems and strong demand for the Explorer set-tops in fiscal year 2000. We shipped 1.9 million Explorer set-tops during fiscal year 2000 as compared to approximately 0.5 million in fiscal year 1999. As anticipated and previously announced, sales of analog set-tops continued to decline in fiscal year 2000 as cable operators shifted from analog to digital products. Sales of transmission products increased 44 percent led by growth of 79 percent and 51 percent in sales of opto-electronics and RF products, respectively. Media Networks and Satellite Networks sales declined 11 percent from fiscal year 1999 to fiscal year 2000 due to lower sales in the Satellite Networks business unit which relied significantly on international markets which were negatively impacted by the weak economic conditions in Eastern Europe and the Asia Pacific region and the sale of the Satellite Networks business unit to ViaSat, Inc. in April 2000. The sale of the Satellite Networks business unit did not have a material impact on our results of operations or financial position. Sales of the Satellite Networks business unit were approximately 4 percent of total sales in fiscal year 2000 and 8 percent of total sales in fiscal year 1999.

   Customers that accounted for 10 percent or more of our total sales in fiscal years 2001, 2000 or 1999 are as follows:

                                 2001 2000 1999
                                 ---- ---- ----
   AOL Time Warner, Inc.          22%  23%  16%
   Charter Communications, Inc.   20%  14%   7%
   Adelphia                       18%   2%   2%
   AT&T                            2%  10%  16%
   All other customers            38%  51%  59%
                                 ---- ---- ----
    Total                        100% 100% 100%
                                 ==== ==== ====

   Sales of products that accounted for 10 percent or more of our total sales in fiscal years 2001, 2000 or 1999 are as follows:

                     2001 2000 1999
                     ---- ---- ----
   Digital set-tops   57%  34%  15%
   RF products        10%  18%  16%
   Analog set-tops     3%   9%  24%
   All others         30%  39%  45%
                     ---- ---- ----
    Total            100% 100% 100%
                     ==== ==== ====

   International sales were 15 percent of total sales in fiscal year 2001, as compared to 21 percent and 22 percent of such sales in fiscal years 2000 and 1999, respectively.

Cost of sales as a percent of sales decreased 2.3 percentage points in fiscal year 2001 from fiscal year 2000. We continue aggressively to reduce our costs through product design, procurement and manufacturing. Each generation of our custom ASICs (Application Specific Integrated Circuits) incorporates more functionality and helps us reduce the number of components in our digital set-tops. Our material costs have benefited from the recent downturn in the electronics industry, which has reduced component costs and improved component availability. In addition, we have taken advantage of newly available e-commerce technology to reduce the cost of many of the commodity parts used in our products.

   Cost of sales as a percent of sales decreased 0.7 percentage points in fiscal year 2000 from fiscal year 1999, reflecting the economies of scale associated with increased manufacturing volumes, the continuing benefit from manufacturing in Juarez, Mexico and negotiated procurement savings.

   Except for certain ASICs, the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate and are not dependent upon a single supplier, except for STMicroelectronics (and affiliates), Micron Semiconductor Products, Inc., Philips Semiconductors, Inc., Matsushita Electronics Components Corporation of America and its affiliates, Cablevision Electronics Co., Ltd., Zinwell Corporation, JDS Uniphase, Premiere Die Castings, Inc., and Anadigics, Inc. for any significant portion of the materials used in the products we manufacture or the products we sell. These suppliers provide us with the following materials and supplies:

    STMicroelectronics, Micron Semiconductor Products, Inc. and Philips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops.

    Matsushita Electronics Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops.

    Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps.

    JDS Uniphase is our primary supplier of opto amplifiers.

    Premiere Die Casting, Inc. is our primary supplier of die-castings for RF distribution.

    Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

   For the first half of fiscal year 2001, we experienced substantial shortages of certain electronic components from our suppliers, which did not materially affect our output. Material availability was greatly enhanced in the second half of the fiscal year, and we do not expect to have significant material supply issues in the foreseeable future.

Sales and administrative expenses of $222.0 million in fiscal year 2001 were up $44.4 million over the prior year. The year over year increase in expenses is related to the high volume of sales, improved profitability, higher professional fees, increase in headcount, increased amortization expenses related to the PowerTV tender offer and acquisition of PRASARA, which are discussed in Management's Discussion and Analysis of Consolidated Statements of Financial Position, and other acquisition expenses.

   Sales and administrative expenses of $177.6 million in fiscal year 2000 were $15.6 million higher than fiscal year 1999. Increases in expenses in fiscal year 2000 related to the high volume of sales and higher professional fees.

Research and development expenses were $154.3 million in fiscal year 2001, excluding the $10.8 million stock compensation charge discussed in Management's Discussion and Analysis of Consolidated Statements of
   Financial Position, up $31.9 million over fiscal year 2000 driven primarily by the development of international products and advanced digital set-tops. Research and development efforts in fiscal year 2001 continued to focus on the development of applications and enhancements to our interactive broadband networks. Research and development expenses were approximately 6 percent of sales in fiscal year 2001 and 7 percent and 9 percent of sales in fiscal years 2000 and 1999, respectively. We continue to invest in research and development programs to support existing products as well as future potential products and services for our customer base.

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

   We capitalize certain research and development costs for the software components of our products. Capitalization ceases when the products are available for general release to customers. We amortize these development costs to cost of sales when we recognize revenue on the products. Capitalized software development costs and the amortization of these costs in fiscal years 2001, 2000 and 1999 are as follows:

                                            In Millions
                                           --------------
                                           2001 2000 1999
                                           ---- ---- ----
   Capitalized software development costs  $6.0 $3.4 $3.3
   Amortization to cost of sales           $6.4 $4.4 $0.6

   We periodically allocate engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. There were no non-recurring engineering costs capitalized in inventory at June 29, 2001 or June 30, 2000. At July 2, 1999, we had capitalized $9.0 million of such non-recurring engineering costs in inventory, which was charged to cost of sales as we recognized revenue on the related orders in fiscal year 2000. We also charged $2.2 million of previously capitalized non-recurring engineering to cost of sales as we recognized revenue on the related orders in fiscal year 1999.

   We invest in our technology and in select emerging technologies of innovative companies. During fiscal year 2000, we invested $13.1 million in Bookham, a UK-based developer and supplier of optical components, $10.0 million in Luminous Networks, a developer of next-generation optical transport technology, and $6.9 million in Broadband Innovations, Inc., a telecommunications technology company specializing in RF and digital signal processing solutions for broadband communications. In addition to the acquisition of PRASARA in July 2000, we invested an additional $6.7 million in Luminous and $15.0 million in various other emerging technology companies during fiscal year 2001.

   We periodically evaluate our strategic direction including an assessment of the markets we serve and alternative methods of generating revenues from our investments in research and development programs, such as licensing of software and hardware technology.

Stock compensation expense of $10.8 million in fiscal year 2001 related to the tender for PowerTV shares discussed in Management's Discussion and Analysis of Consolidated Statements of Financial Position.

A restructuring program initiated in fiscal year 1998 was substantially completed in fiscal year 1999. Approximately $0.8 million of the original $23.4 million restructuring charge will be paid after June 29, 2001 for expenses related to contractual obligations under the leases.

Interest expense was $0.4 million in fiscal year 2001 and $0.6 million in fiscal years 2000 and 1999.

Interest income was $36.9 million in fiscal year 2001, an increase of $17.2 million over the prior year, due to higher average cash balances and the increase in short-term investments in fiscal year 2001 as compared to fiscal year 2000. The average yield on cash and short-term investments was
   6.1 percent in fiscal year 2001 as compared to 5.9 percent in fiscal year
   2000.

Other (income) expense of $67.2 million in fiscal year 2001 included a gain of $79.8 million from the sale of a portion of our investments in Bookham and Wink and losses on the disposition of fixed assets, partnership losses, other than temporary declines in the market value of investments, declines in the cash surrender value of company owned life insurance, expenses related to buildings that were vacated during the year as part of the consolidation of facilities in Georgia and various other miscellaneous items, none of which individually were significant.

   Other (income) expense of $0.7 million in fiscal year 2000 included expenses of $10.3 million related to contractual obligations to minority shareholders of PowerTV and losses of $2.4 million from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3.3 million of cash and recorded a gain of $1.5 million. We also recorded a $5.8 million gain from the sale of a portion of our investment in WorldGate Communications, Inc. (WorldGate).

   Other (income) expense in fiscal year 2000 also included gains of $5.5 million from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed the sale of the majority of the Satellite Networks business unit for $65.3 million of cash. No gain or loss was recognized on this transaction. At June 29, 2001, we had reserves of approximately
   $18.1 million related to the disposition of business units to provide for potential sales price adjustments, expenses related to contractual commitments to the purchasers, indemnifications to the purchasers, severance and other miscellaneous expenses related to the sales.

   In fiscal year 2000, we also reversed approximately $4.5 million of a $5.5 million charge recorded in fiscal year 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we have determined that its potential exposure is less than initially anticipated. At June 29, 2001, we had $0.9 million remaining in the reserve for expenses and the potential settlement of environmental issues.

   Other (income) expense of $62.3 million in fiscal year 1999 included gains of $41.3 million and $16.6 million from the sale of our investments in Broadcom Corporation and Harmonic Inc., respectively, $6.2 million from the cancellation of a contract under which we were obligated to supply equipment and $5.0 million from an investment in a partnership. In addition, during the second quarter of fiscal year 1999, we decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with our core strategy. We recorded a charge of approximately $6.0 million to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale.

The provision for income taxes was 34.6 percent of pretax earnings for fiscal year 2001, an increase of 4.6 percentage points from fiscal years 2000 and 1999. The increase was due to the diminished impact on the tax rate from research and development credits with higher levels of pretax earnings as well as higher taxes to be paid on the gains from the sale of investments. We expect our effective income tax rate will be 34 percent of pre-tax earnings in fiscal year 2002. Details of the provision for income taxes are discussed in Note 10.

Earnings per share of $1.99 in fiscal year 2001 compares with earnings per share of $0.94 in fiscal year 2000 and $0.65 in fiscal year 1999. Average diluted shares outstanding increased to 167.7 million in fiscal year 2001 from 164.9 million in 2000 due primarily to the issuance of shares pursuant to stock option plans, 401(k) plan and other stock-based compensation arrangements. Earnings per share and weighted average shares outstanding for fiscal year 1999 have been restated to reflect the 2-for-1 stock split in March 2000. See Notes 15 and 16 for additional information.

Consolidated Statements of Earnings

 (In Thousands, Except Per Share Data)       2001        2000        1999
-----------------------------------------------------------------------------
Sales                                     $2,512,016  $1,715,410  $1,243,473
-----------------------------------------------------------------------------
Costs and expenses
 Cost of sales                             1,718,160   1,212,655     888,162
 Sales and administrative                    222,027     177,588     162,017
 Research and development                    154,346     122,403     117,261
 Stock compensation                           10,778         --          --
 Interest expense                                411         564         635
 Interest income                             (36,879)    (19,636)     (8,526)
 Other (income) expense, net                 (67,229)       (747)    (62,281)
-----------------------------------------------------------------------------
Total costs and expenses                   2,001,614   1,492,827   1,097,268
-----------------------------------------------------------------------------
Earnings before income taxes                 510,402     222,583     146,205
-----------------------------------------------------------------------------
Provision for income taxes                   176,728      66,775      43,862
-----------------------------------------------------------------------------
Net earnings                              $  333,674  $  155,808  $  102,343
-----------------------------------------------------------------------------
Earnings per common share
-----------------------------------------------------------------------------
 Basic                                    $     2.06  $     0.99  $     0.67
 Diluted                                  $     1.99  $     0.94  $     0.65
-----------------------------------------------------------------------------
Weighted average number of common shares
 outstanding
-----------------------------------------------------------------------------
 Basic                                       161,601     157,807     153,630
 Diluted                                     167,688     164,895     157,130
-----------------------------------------------------------------------------
See accompanying notes.

Management's Discussion of Consolidated Statements of Cash Flows

The Statements of Cash Flows summarize the main sources of our cash and its uses. These flows of cash provided or used are summarized by Scientific-Atlanta's operating activities, investing activities and financing activities.

Cash and cash equivalents at the end of fiscal year 2001 were $563.3 million, up $100.8 million from the end of fiscal year 2000 due primarily to improved earnings and the issuance of stock pursuant to stock option and employee stock purchase plans.

   We have a $200 million senior credit facility available that provides for unsecured borrowings up to $50 million, which expires June 2002, and up to $150 million, which expires May 2004. There were no outstanding borrowings under this facility at June 29, 2001 or at June 30, 2000. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

Cash provided by operating activities was $258.9 million for fiscal year 2001, compared to $222.2 million for fiscal year 2000. In fiscal year 2001, cash provided by improved earnings, a reduction in income taxes currently payable from the tax benefit related to the exercise of stock options, increases in accounts payable and a reduction of inventory was offset partially by increases in receivables. See Management's Discussion of the Consolidated Statements of Earnings for details of this performance.

   In fiscal year 2000, cash provided by improved earnings and increases in accounts payable and other liabilities were offset partially by increases in accounts receivable and inventory levels as compared to the prior year.

   In fiscal year 1999, cash provided by earnings and increases in accounts payable were also offset partially by increases in accounts receivable and inventory levels as compared to the prior year.

Cash used by investing activities of $238.8 million in fiscal year 2001 included $129.5 million for purchases of short-term investments, $104.8 million of expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, and engineering and office facilities in Lawrenceville, Georgia, $64.6 million for the tender offer for shares of common stock of PowerTV and $24.2 million of technology investments. We also received $84.2 million from the sale of a portion of our investments in Bookham and Wink.

   Cash used by investing activities of $103.7 million in fiscal year 2000 included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, purchases of short-term investments and technology investments. Cash provided by investing activities in fiscal year 2000 included proceeds from the sale of the Satellite and Control System business units and divestiture of a portion of our investment in WorldGate. See Note 2 for additional discussion of investing activities.

   Cash provided by investing activities of $107.0 million in fiscal year 1999 consisted of proceeds from the sale of marketable securities and other investments offset by investing activities of $51.4 million for expenditures for equipment and the expansion of manufacturing capacity, primarily in Juarez, Mexico.

Cash provided by financing activities of $80.7 million in fiscal year 2001 consisted of $87.6 million from the issuance of common stock pursuant to stock option plans, the 401(k) plan and the employee stock purchase plan, dividend payments of $6.5 million and the reduction of $0.4 million of long-term debt.

   Cash provided by financing activities of $43.5 million in fiscal year 2000 included $53.1 million from the issuance of stock pursuant to stock option and employee benefit plans offset partially by dividend payments of $5.5 million, the repurchase of 75,000 shares of Scientific-Atlanta's common stock for $3.7 million and payments on long-term debt of $0.3 million.

Management's Discussion of Consolidated Statements of Cash Flows


   Cash used by financing activities of $28.1 million in fiscal year 1999 included the acquisition of 4,648,000 shares of Scientific-Atlanta's stock for $65.2 million, dividend payments of $4.6 million and payments on long-term debt of $0.9 million. We reissue these shares under the Scientific-Atlanta stock option plans, 401(k) plan, employee stock purchase plan and other stock-based employee compensation arrangements. The issuance of stock pursuant to these plans generated cash of $42.6 million.
                               ----------------

Any statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99 to this Form 10-K for a description of the various risks and uncertainties that could cause Scientific-Atlanta's actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific-Atlanta's forward-looking statements. Such Exhibit 99 is hereby incorporated by reference into Management's Discussion and Analysis of Financial Condition and Results of Operations.

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer, Prisma and PowerVu are registered trademarks of Scientific-Atlanta, Inc.
SciCare, WebSTAR and Surge-Gap are trademarks of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

Consolidated Statements of Cash Flows

 (In Thousands)                                      2001      2000      1999
--------------------------------------------------------------------------------
Operating Activities:
 Net earnings                                      $333,674  $155,808  $102,343
  Adjustments to reconcile net earnings to net
   cash
   provided by operating activities:
   (Gains) on marketable securities, net            (77,953)   (5,780)  (59,465)
   Depreciation and amortization                     66,342    50,707    46,075
   Compensation related to stock benefit plans       26,296    20,779     9,720
   Provision for doubtful accounts                    1,866    (3,165)   (1,615)
   Losses on sale of property, plant and equipment    2,740     2,396     4,436
   (Gain) on sale of businesses, net                    --     (6,527)      --
   (Earnings) losses of partnerships, net              (257)      754    (6,023)
  Changes in operating assets and liabilities, net
  of effects of acquisitions
   Receivables                                     (170,503)  (55,409)  (34,209)
   Inventories                                        8,303   (28,308)  (29,809)
   Deferred income taxes                            (27,530)  (22,570)  (15,593)
   Accounts payable and accrued liabilities          17,009    74,435    25,185
   Other assets                                     (23,868)  (29,204)   (7,867)
   Other liabilities                                104,941    71,571    12,658
   Exchange rate fluctuations, net                   (2,181)   (3,266)      316
--------------------------------------------------------------------------------
 Net cash provided by operating activities          258,879   222,221    46,152
--------------------------------------------------------------------------------
Investing Activities:
  Purchases of property, plant and equipment       (104,810)  (82,772)  (51,352)
  Purchases of short-term investments              (129,520)  (60,628)      --
  Tender for shares of PowerTV                      (64,607)      --        --
  Proceeds from the sale of businesses                  --     68,606       --
  Proceeds from the sale of investments              84,158     8,719   152,974
  Other investments                                 (24,179)  (37,713)    4,952
  Other                                                 207       106       469
--------------------------------------------------------------------------------
 Net cash provided (used) by investing activities  (238,751) (103,682)  107,043
--------------------------------------------------------------------------------
Financing Activities:
  Principal payments on long-term debt                 (397)     (298)     (923)
  Dividends paid                                     (6,458)   (5,541)   (4,618)
  Issuance of stock                                  87,553    53,087    42,636
  Treasury shares acquired                              --     (3,745)  (65,228)
--------------------------------------------------------------------------------
 Net cash provided (used) by financing activities    80,698    43,503   (28,133)
--------------------------------------------------------------------------------
 Increase in cash and cash equivalents              100,826   162,042   125,062
 Cash and cash equivalents at beginning of year     462,496   300,454   175,392
--------------------------------------------------------------------------------
 Cash and cash equivalents at end of year          $563,322  $462,496  $300,454
--------------------------------------------------------------------------------
See accompanying notes.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

 (Dollars In Thousands, Except Per Share
 Data)                                            2001        2000       1999
--------------------------------------------------------------------------------
Preferred Stock
 Shares authorized                                 50,000      50,000    50,000
 Shares issued                                        --          --        --
--------------------------------------------------------------------------------
Common Stock ($0.50 Par Value)
 Shares authorized                                350,000     350,000   350,000
 Shares issued, beginning of year                 159,971      79,617    79,207
 Issuance of a 2-for-1 stock split effected
  in the form of a stock dividend                     --       79,696       --
 Issuance of shares under employee benefit
  plans                                             4,928         633       264
 Issuance of restricted shares                        --           25       146
--------------------------------------------------------------------------------
Shares issued, end of year                        164,899     159,971    79,617
--------------------------------------------------------------------------------
Additional Paid-in Capital
 Balance, beginning of year                    $  339,649  $  226,390  $195,446
 Issuance of shares under employee benefit
  plans                                            80,113      27,839    11,431
 Tax benefit related to the exercise of stock
  options                                          98,238      45,867    15,317
 Issuance of restricted shares to employees        (7,820)     46,759     8,616
 Restricted shares forfeited/cancelled              5,291      25,891       849
 Gains from issuance of equity of subsidiary       12,850         --        --
 Unearned compensation -- restricted shares        17,281     (33,097)   (5,269)
--------------------------------------------------------------------------------
Balance, end of year                           $  545,602  $  339,649  $226,390
--------------------------------------------------------------------------------
Retained Earnings
 Balance, beginning of year                    $  607,822  $  497,403  $399,678
 Net income(a)                                    333,674     155,808   102,343
 Issuance of a 2-for-1 stock split effected
  in the form of a stock dividend                     --      (39,848)      --
 Cash dividends ($0.04, $0.035 and $0.03 per
  share in fiscal years 2001, 2000 and 1999,
  respectively)                                    (6,458)     (5,541)   (4,618)
--------------------------------------------------------------------------------
Balance, end of year                           $  935,038  $  607,822  $497,403
--------------------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss)
 (net of tax)
 Balance, beginning of year                    $  221,141  $    7,379  $   (123)
 Foreign currency translation adjustments(b)       (1,797)     (1,997)       72
 Changes in fair value of derivatives(c)              384         --        --
 Unrealized holding gains (losses) on
  marketable securities, net of
  reclassification adjustments ($49,851,
  $3,605, and $0 in fiscal years 2001, 2000
  and 1999, respectively)(d)                     (223,541)    216,587     7,430
 Minimum pension liability adjustment(e)           (2,262)       (828)      --
--------------------------------------------------------------------------------
Balance, end of year                           $   (6,075) $  221,141  $  7,379
--------------------------------------------------------------------------------
Treasury Shares
 Balance, beginning of year                    $   33,638  $   32,814  $  2,528
 Treasury shares acquired                             --        3,745    65,228
 Restricted shares forfeited/cancelled             14,438      25,891       849
 Issuance of shares under employee benefit
  plans                                               --      (28,812)  (35,791)
--------------------------------------------------------------------------------
Balance, end of year                           $   48,076  $   33,638  $ 32,814
--------------------------------------------------------------------------------
 Total Stockholders' Equity                    $1,508,939  $1,214,960  $738,166
 Total Comprehensive Income (a+b+c+d+e)        $  106,458  $  369,570  $109,845
--------------------------------------------------------------------------------
See accompanying notes.

Selected Financial Data

 (Dollars in Thousands,
 Except Per Share Data)     2001        2000        1999        1998        1997
------------------------------------------------------------------------------------
Sales                    $2,512,016  $1,715,410  $1,243,473  $1,181,404  $1,168,245
------------------------------------------------------------------------------------
  Cost of Sales           1,718,160   1,212,655     888,162     850,738     809,081
  Sales and
   Administrative
   Expense                  222,027     177,588     162,017     165,639     160,613
  Research and
   Development Expense      154,346     122,403     117,261     111,546     114,344
  Stock Compensation
   Expense Related to
   Tender for Shares of
   PowerTV                   10,778         --          --          --          --
  Restructuring Expense         --          --          --       23,412         --
  Interest Expense              411         564         635         476         484
  Interest Income           (36,879)    (19,636)     (8,526)     (5,963)     (3,943)
  Other (Income)
   Expense, Net             (67,229)       (747)    (62,281)    (79,863)     (1,513)
------------------------------------------------------------------------------------
Earnings Before Income
 Taxes and Discontinued
 Operations                 510,402     222,583     146,205     115,419      89,179
------------------------------------------------------------------------------------
Provision for Income
 Taxes                      176,728      66,775      43,862      34,626      28,537
------------------------------------------------------------------------------------
Earnings Before
 Discontinued
 Operations                 333,674     155,808     102,343      80,793      60,642
------------------------------------------------------------------------------------
Earnings from
 Discontinued
 Operations, Net of Tax         --          --          --          --        3,400
------------------------------------------------------------------------------------
Net Earnings             $  333,674  $  155,808  $  102,343  $   80,793  $   64,042
------------------------------------------------------------------------------------
Basic Earnings Per
 Share Before
 Discontinued
 Operations              $     2.06  $     0.99  $     0.67  $     0.51  $     0.39
------------------------------------------------------------------------------------
Diluted Earnings Per
 Share Before
 Discontinued
 Operations              $     1.99  $     0.94  $     0.65  $     0.50  $     0.39
------------------------------------------------------------------------------------
Diluted Earnings Per
 Share                   $     1.99  $     0.94  $     0.65  $     0.50  $     0.41
------------------------------------------------------------------------------------
Cash Dividends Paid Per
 Share                   $    0.040  $    0.035  $    0.030  $    0.030  $    0.030
------------------------------------------------------------------------------------
Working Capital          $1,154,611  $  770,471  $  563,650  $  457,830  $  347,340
------------------------------------------------------------------------------------
Total Assets             $2,002,828  $1,779,460  $1,062,274  $  940,223  $  823,689
------------------------------------------------------------------------------------
  Short-Term Debt and
   Current
   Maturities of Long-
   Term Debt             $       91  $      386  $      416  $      726  $      842
  Long-Term Debt                --          102         370         983       1,810
  Stockholders' Equity    1,508,939   1,214,960     738,166     632,077     532,724
------------------------------------------------------------------------------------
Total Capital Invested   $1,509,030  $1,215,448  $  738,952  $  633,786  $  535,376
------------------------------------------------------------------------------------
Gross Margin % of Sales        31.6%       29.3%       28.6%       28.0%       30.7%
------------------------------------------------------------------------------------
Return on Sales Before
 Discontinued
 Operations                    13.3%        9.1%        8.2%        6.8%        5.2%
------------------------------------------------------------------------------------
Return on Average
 Stockholders' Equity          24.9%       17.2%       15.6%       13.9%       13.0%
------------------------------------------------------------------------------------
Effective Tax Rate             34.6%       30.0%       30.0%       30.0%       32.0%
------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Business
Scientific-Atlanta provides its customers broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support. We are a producer of a wide variety of products for the cable television industry including digital video, voice and data communications products.

Prior to fiscal year 2001, we operated in two reportable business segments:
Broadband and Satellite. The Broadband segment consisted of subscriber and transmission systems and the Satellite segment consisted of satellite network and satellite television network systems, which is now known as the Media Networks business of Scientific-Atlanta which constituted a substantial part of our satellite business. On April 25, 2000, ViaSat, Inc. acquired our satellite network business. We retained our satellite television network business which provides content distribution networks and is now part of our Broadband segment. We now operate only in the Broadband segment.

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

Except for certain Application Specific Integrated Circuits (ASICs), the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate and are not dependent upon a single supplier, except for STMicroelectronics (and affiliates), Micron Semiconductor Products, Inc., Philips Semiconductors, Inc., Matsushita Electronics Components Corporation of America and its affiliates, Cablevision Electronics Co., Ltd., Zinwell Corporation, JDS Uniphase, Premiere Die Castings, Inc., and Anadigics, Inc. for any significant portion of the materials used in the products we manufacture or the products we sell. These suppliers provide us with the following materials and supplies:

 STMicroelectronics, Micron Semiconductor Products, Inc. and Philips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops.

 Matsushita Electronics Components Corporation of America and its affiliates manufacture analog set-tops for us and are a primary supplier of those set-tops.

 Cablevision Electronics Co., Ltd. and Zinwell Corporation, Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps.

 JDS Uniphase is our primary supplier of opto amplifiers.

 Premiere Die Casting, Inc. is our primary supplier of die-castings for RF distribution.

 Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

Fiscal Year-End
Scientific-Atlanta's fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:

     2001:  June 29, 2001
     2000:  June 30, 2000
     1999:  July 2, 1999

Fiscal 1999 includes fifty three weeks.

Consolidation
The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The estimates made by management primarily relate to receivable and inventory reserves, estimated costs to complete long-term contracts and certain accrued liabilities, principally relating to warranty and service provisions, reserves for businesses sold, restructuring reserves, compensation, claims, litigation and taxes.

Foreign Currency Translation
The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income.

Foreign Exchange Contracts
We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. Any ineffectiveness is recorded through earnings. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. We do not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, we would recognize unrealized gains and losses as they occur.

Firmly committed purchase (sales) exposure and related hedging instruments at June 29, 2001 are as follows:

                                                         German   Canadian
                                                          Marks   Dollars
                                                         -------  --------
Firmly committed purchase (sales) contracts              (20,318)  20,225
Notional amount of forward contracts                     (20,318)  20,225
Average contract amount (Foreign currency/United States
 dollar)                                                    2.21     1.54

At June 29, 2001, we had changes in fair value of $384, net of tax of $235, related to these derivatives which were included in accumulated other comprehensive income. All derivatives entered into during fiscal year 2001 were designated as cash flow hedges and were fully effective. Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2003.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Satandards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we adopted as of July 1, 2000. Under Statement 133, every derivative instrument is recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this statement did not have a material impact on our results of operations or financial condition.

Revenue Recognition
Scientific-Atlanta's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer which include a standard right of return, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. Revenue is recognized only when we have no significant future performance obligation.

Our right of return policy, which is standard for virtually all sales, allows a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt.

Revenues from progress-billed contracts are primarily recorded using the percentage-of-completion method based on contract costs incurred to date. Losses, if any, are recorded when determinable. Costs incurred and accrued profits not billed on these contracts are included in receivables. Unbilled receivables, which consist of retainage, were $443 at June 29, 2001 and $1,269 at June 30, 2000. It is anticipated that substantially all such amounts will be collected within one year.

Research and Development Expenditures
Certain research and development costs for the software components of our products are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

Capitalization ceases when the products are available for general release to customers. We amortize these development costs to cost of sales when we recognize revenue on these products.

Capitalized software development costs and the amortization of these costs in fiscal years 2001, 2000 and 1999 are as follows:

                                         2001   2000   1999
                                        ------ ------ ------
Capitalized software development costs  $5,957 $3,401 $3,268
Amortization to cost of sales           $6,376 $4,445 $  603

We periodically allocate engineering resources from research and development efforts for specific customer orders. The revenue from these orders will be recognized in future periods and, accordingly, the related costs have been capitalized as inventory. There were no non-recurring engineering costs capitalized in inventory at June 29, 2001 or June 30, 2000. At July 2, 1999, we had capitalized $9,013 of such non-recurring engineering costs in inventory, which was charged to cost of sales as we recognized revenue on the related orders in fiscal year 2000. We also charged $2,175 of previously capitalized non-recurring engineering to cost of sales as we recognized revenue on the related orders in fiscal year 1999.

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

Short-term Investments
Short-term investments include debt instruments with an original maturity greater than three months and are classified as trading securities under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Investment income is included in interest income. Short-term investments on the Consolidated Statements of Financial Position include accrued interest of $4,582 at June 29, 2001 and $2,568 at June 30, 2000.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

                     2001     2000
                   -------- --------
Raw Materials and
 Work-In-Process   $144,270 $163,969
Finished Goods       57,492   45,947
                   -------- --------
Total Inventory    $201,762 $209,916
                   ======== ========

Long-Lived Assets
Scientific-Atlanta records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review will be at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other business units.

Cost in Excess of Net Assets Acquired
Cost in excess of net assets acquired is being amortized on a straight-line basis over five years for acquisitions of software development companies and seventeen years for all other acquisitions. Subsequent to acquisition, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we use an estimate of the related business segment's undiscounted net income or other methods of determining fair value, if more readily determinable, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

We plan to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" during the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. After implementing SFAS No. 142, we believe that our annual goodwill amortization expense will be approximately $4,500 lower in fiscal year 2002 than in fiscal year 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment and we will be required to test our goodwill for impairment under the new standard upon adoption. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 142 related to goodwill impairment.

Non-Current Marketable Securities
Non-current marketable securities consist of investments in common stock and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities, all of which are classified as "available for sale" under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income.

Comprehensive Income
Comprehensive income consists of net income, unrealized gains and losses on marketable securities defined as available for sale under the provisions of SFAS No. 115, foreign currency translation adjustments, changes in the fair value of derivatives and charges for adjustments to the minimum pension liability.

Financial Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Investments, Acquisitions and Dispositions
--------------------------------------------------------------------------------

In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. Sales and net earnings (losses) of PRASARA prior to the acquisition were not significant.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. In connection with the acquisition, PowerTV acquired $32,184 of assets, including goodwill, and assumed liabilities of $17,191 for the non-cash consideration of the shares of PowerTV common stock. The purchase price has been allocated to the assets acquired and liabilities assumed, including $31,735 of goodwill and other intangibles, which will be amortized over five years.

In the fourth quarter of fiscal year 2001, we acquired a portion of the shares held by minority shareholders of a majority-owned subsidiary, PowerTV, Inc., pursuant to a tender offer. The additional shares were acquired primarily from employees for an aggregate price of $66,794 paid in cash. As a result of the acquisition of shares, we recorded a one-time stock compensation charge of $10,778, as well as $52,459 of goodwill and other intangible assets, which will be amortized over five years.

In addition, we invested $6,650 in Luminous Networks, a developer of next-generation optical transport technology, and $15,000 in various other emerging technology companies during fiscal year 2001.

During fiscal year 2001, we also sold a portion of our investments in Bookham Technology plc (Bookham) and Wink Communications, Inc. See Note 4 for additional information.

During fiscal year 2000, Scientific-Atlanta invested $13,100 in Bookham, a UK-based developer and supplier of optical components, $10,000 in Luminous Networks and $6,916 in Broadband Innovations, Inc., a telecommunications technology company specializing in RF and digital signal processing solutions for broadband communications. In addition, we acquired certain assets of an optics business for a cash payment of $7,697. To the extent that these investments represent non-marketable securities, they are recorded under the cost method of accounting.

During fiscal year 2000, we completed the sale of the majority of the Satellite Networks business unit and certain assets of the Control Systems business unit for cash payments of $65,347 and $3,259, respectively.

3. Restructuring Charges
--------------------------------------------------------------------------------

During fiscal year 1998, we announced a restructuring and consolidation of worldwide manufacturing operations for reduced cost, improved efficiency and better customer service. We recorded restructuring charges of $23,412 which included $10,217 and $3,200 for assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5,173 for severance costs for approximately 500 employees primarily in manufacturing positions and $4,822 for the impairment of certain assets and other miscellaneous expenses. The restructuring plan was substantially completed during fiscal year 1999. At June 29, 2001, $800 remains in the liability which is expected to be utilized by 2002 for expenses related to contractual liabilities for cancelled leases.

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 1999, 2000 and 2001:

                          Contractual
                          Obligations
                             under
                           Cancelled
                            Leases    Severance  Other    Total
                          ----------- --------- -------  -------
Balance at June 28, 1998    $3,200     $ 3,852  $ 2,625  $ 9,677
Charges to the reserve        (927)     (5,039)  (2,111)  (8,077)
Reserve adjustments           (673)      1,187     (514)     --
                            ------     -------  -------  -------
Balance at July 2, 1999      1,600         --       --     1,600
Charges to the reserve        (219)        --       --      (219)
                            ------     -------  -------  -------
Balance at June 30, 2000     1,381         --       --     1,381
Charges to the reserve        (581)        --       --      (581)
                            ------     -------  -------  -------
Balance at June 29, 2001    $  800     $   --   $   --   $   800
                            ======     =======  =======  =======

4. Other (Income) Expense
--------------------------------------------------------------------------------

Other (income) expense of $67,229 included a gain of $79,792 from the sale of a portion of our investments in Bookham and Wink and losses on the disposition of fixed assets, partnership losses, other than temporary declines in the market value of investments, declines in the cash surrender value of company owned life insurance, expenses related to buildings that were vacated during the year as part of the consolidation of facilities in Georgia and various other miscellaneous items, none of which individually were significant.

Other (income) expense of $747 in fiscal year 2000 included expenses of $10,338 related to contractual obligations to minority shareholders of PowerTV and losses of $2,396 from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3,259 of cash and recorded a gain of $1,500. We also recorded a $5,814 gain from the sale of a portion of our investment in WorldGate.

Other (income) expense in fiscal year 2000 also included gains of $5,531 from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed the sale of the majority of the Satellite Networks business unit for $65,347 of cash. No gain or loss was recognized on this transaction. At June 29, 2001, we had reserves of approximately $18,134 related to the disposition of business units to provide for potential sales price adjustments, expenses related to contractual commitments to the purchasers, indemnifications to the purchasers, severance and other miscellaneous expenses related to the sales.

In fiscal year 2000, we also reversed approximately $4,540 of a $5,500 charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter has progressed, we determined that our potential exposure is less than initially anticipated. At June 29, 2001, we had $910 remaining in the reserve for expenses and the potential settlement of environmental issues.

Other (income) expense of $62,281 in fiscal year 1999 included gains of $41,329 and $16,646 from the sale of our investments in Broadcom Corporation and Harmonic Inc., respectively, $6,250 from the cancellation of a contract under which we were obligated to supply equipment and $4,952 from an investment in a partnership. In addition, during the second quarter of fiscal year 1999, we decided to dispose of a business unit, Control Systems, which produced devices to monitor and manage utility service usage, because the business unit did not fit with our core strategy. We recorded a charge of $6,225 to adjust the carrying value of the assets to be sold to fair value, less costs to sell, to adjust the estimated profitability on certain contracts to allow the purchaser to achieve reasonable margins, to provide for indemnification to the purchaser and to provide for other miscellaneous expenses associated with the sale. There were no charges to the reserve during fiscal year 1999.

5. Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

                                    Fiscal Quarters
                          ----------------------------------------
          2001             First       Second    Third     Fourth
          ----            --------    --------  --------  --------
Sales                     $597,240    $631,430  $663,700  $619,646
Gross margin               177,149     194,446   207,571   214,690
Gross margin %                29.7%       30.8%     31.3%     34.6%
Net earnings               113,283(1)   70,802    76,236    73,353(2)
Earnings per share
 Basic                        0.70        0.44      0.47      0.45
 Diluted                      0.67        0.42      0.46      0.44
Stock prices
 High                      93.3750     71.1250   63.7000   65.5000
 Low                       58.6875     32.0000   29.4400   36.1000
Dividends paid per share      0.01        0.01      0.01      0.01

--------
(1) Includes a gain of $49,471 from the sale of a portion of our investments in Bookham and Wink.
(2) Includes a one-time compensation charge of $7,113 from the tender for most of the shares held by minority shareholders, primarily employees, of PowerTV, Inc.

                              Fiscal Quarters
                    ------------------------------------------
       2000          First     Second      Third       Fourth
       ----         --------  --------    --------    --------
Sales               $349,319  $372,721    $440,731    $552,639
Gross margin          99,948   109,209     130,075     163,523
Gross margin %          28.6%     29.3%       29.5%       29.6%
Net earnings          25,254    33,372(3)   38,109(4)   59,073
Earnings per share
 Basic                  0.16      0.21        0.25        0.37
 Diluted                0.16      0.20        0.23        0.35
Stock prices
 High                29.2188   33.0625     74.5938     74.5000
 Low                 17.5938   24.1875     25.0938     50.1875
Dividends paid
 per share            0.0075    0.0075      0.0100      0.0100

--------
(3) Includes a gain of $4,046 from the sale of a portion of our investment in WorldGate.
(4) Includes expenses of $7,237 related to contractual obligations to minority shareholders of a majority-owned subsidiary, $3,872 from the reduction of reserves related to businesses sold and $3,178 from the reduction of a reserve for expenses and potential settlement of environmental issues.

6. Segment Information
--------------------------------------------------------------------------------

During fiscal years 2000 and 1999, we operated primarily in two reportable business segments:

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

Customers that accounted for 10 percent or more of our total sales in fiscal years 2001, 2000 or 1999 are as follows:

                              2001  2000  1999
                              ----  ----  ----
AOL Time Warner, Inc.          22%   23%   16%
Charter Communications, Inc.   20%   14%    7%
Adelphia                       18%    2%    2%
AT&T                            2%   10%   16%
All other customers            38%   51%   59%
                              ---   ---   ---
 Total                        100%  100%  100%
                              ===   ===   ===

Sales of products that accounted for 10 percent or more of our total sales in fiscal years 2001, 2000 or 1999 are as follows:

                           2001  2000  1999
                           ----  ----  ----
Digital Explorer set-tops   57%   34%   15%
RF products                 10%   18%   16%
Analog set-tops              3%    9%   24%
All others                  30%   39%   45%
                           ---   ---   ---
 Total                     100%  100%  100%
                           ===   ===   ===

International sales were 15 percent of total sales in fiscal year 2001, as compared to 21 percent and 22 percent of such sales in fiscal years 2000 and 1999, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2001, 2000 or 1999, except for the United States.

2001                  U.S.    Foreign    Total
----               ---------- -------- ----------
Sales              $2,135,320 $376,696 $2,512,016
Long-lived assets     282,653   37,369    320,022
2000
----
Sales              $1,356,206 $359,204 $1,715,410
Long-lived assets     160,346   38,019    198,365
1999
----
Sales                $964,911 $278,562 $1,243,473
Long-lived assets     147,934   35,148    183,082

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Long-lived assets in the United States and Mexico were 88 percent and 6 percent, respectively, of total long-lived assets in fiscal year 2001 and 81 percent and 10 percent, respectively, in fiscal year 2000. Long-lived assets in any single country did not exceed 10 percent of total long-lived assets in fiscal year 1999, except for the United States.

7. Indebtedness
--------------------------------------------------------------------------------

At June 29, 2001, we had a $200,000 senior credit facility that provides for unsecured borrowings up to $50,000 which expires June 21, 2002, and up to $150,000 which expires May 11, 2004. There were no borrowings outstanding under this facility at June 29, 2001 or June 30, 2000. Interest on borrowings under this facility are at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

Total interest paid, including fees on the senior credit facility, was $348, $480 and $581 in fiscal years 2001, 2000 and 1999, respectively.

8. Accrued Liabilities
--------------------------------------------------------------------------------
Accrued liabilities consisted of:

                                  2001     2000
                                -------- --------
Compensation                    $ 58,048  $52,535
Taxes, other than income taxes     9,370   13,916
Warranty and service              19,906    9,449
Restructuring reserves               800    1,381
Other                             76,867   72,121
                                -------- --------
                                $164,991 $149,402
                                ======== ========

9. Other Liabilities
--------------------------------------------------------------------------------

Other liabilities consisted of:

               2001    2000
              ------- -------
Retirement    $50,447 $40,012
Compensation   29,066  17,086
Other          20,253  12,709
              ------- -------
              $99,766 $69,807
              ======= =======

10. Income Taxes
--------------------------------------------------------------------------------

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

                                                          2001  2000  1999
                                                          ----  ----  ----
Statutory federal tax rate                                35.0% 35.0% 35.0%
State income taxes, net of state credits and federal tax
 benefit                                                   1.3   0.7   2.0
Tax contingencies and settlements                          0.1  (2.7) (2.3)
Research and development tax credit                       (1.3) (2.3) (3.7)
Other, net                                                (0.5) (0.7) (1.0)
                                                          ----  ----  ----
                                                          34.6% 30.0% 30.0%
                                                          ====  ====  ====

Income tax provision (benefit) includes the following:

                                    2001      2000     1999
                                  --------  --------  -------
Current tax provision
Federal                           $175,395  $ 70,760  $46,638
State                               12,738     4,009    7,708
Foreign                             11,704    10,748    5,107
                                  --------  --------  -------
                                   199,837    85,517   59,453
                                  --------  --------  -------
Deferred tax provision (benefit)
Federal                            (19,861)  (17,786) (14,094)
State                               (2,852)   (1,728)  (3,317)
Foreign                               (396)      772    1,820
                                  --------  --------  -------
                                   (23,109)  (18,742) (15,591)
                                  --------  --------  -------
Total provision for income taxes  $176,728  $ 66,775  $43,862
                                  ========  ========  =======

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $113,205, $31,386 and $54,178 in fiscal years 2001, 2000 and 1999, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                  2001      2000
                                                --------  ---------
Current deferred tax assets
 Expenses not currently deductible              $ 21,869  $  25,679
 Inventory valuation                              19,792     14,754
 Research and development credit carryforwards     6,439      5,016
 Warranty reserves                                 7,352      3,407
 Other                                             1,743        825
                                                --------  ---------
Current deferred tax assets                     $ 57,195  $  49,681
                                                ========  =========

Non-current deferred tax assets
 Postretirement and post employment benefits    $ 33,747  $  18,925
 Expenses not currently deductible                 4,692      5,186
 Accumulated comprehensive income items            3,724        --
 Depreciation and amortization                       851        --
 Other                                               643        --
                                                --------  ---------
Non-current deferred tax asset                  $ 43,657  $  24,111
                                                --------  ---------

Non-current deferred tax liabilities
 Depreciation and amortization                  $    --   $    (963)
 Accumulated comprehensive income items              --    (135,538)
 Capitalized software                             (1,804)    (2,038)
 Gain on sale of subsidiary stock                 (7,876)       --
 Purchased intangibles                            (7,245)       --
                                                --------  ---------
 Non-current deferred tax liabilities           $(16,925) $(138,539)
                                                --------  ---------
Net non-current deferred tax asset (liability)  $ 26,732  $(114,428)
                                                ========  =========

Valuation allowances for current deferred tax assets and non-current deferred tax assets were not required in fiscal years 2001 or 2000.

In fiscal years 2001, 2000 and 1999, earnings before income taxes included $32,276, $33,052 and $17,242, respectively, of earnings by our foreign operations.

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

The following table sets forth the plan's funded status and amounts recognized in Scientific-Atlanta's Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

                                                 2001      2000
                                                -------  --------
Change in Benefit Obligation
Benefit obligation at beginning of year         $79,442  $ 91,127
Service cost                                      5,938     7,048
Interest cost                                     5,822     6,166
Actuarial (gain)/loss                             4,797    (4,398)
Benefits paid                                    (8,739)   (4,439)
Effect of curtailment                               --      2,677
Effect of settlement                                --    (18,739)
                                                -------  --------
Benefit obligation at end of year               $87,260  $ 79,442
                                                =======  ========


Change in Plan Assets
Fair value of plan assets at beginning of year  $82,395  $ 91,267
Actual return on plan assets                     (2,394)   14,306
Benefits paid                                    (8,739)   (4,439)
Effect of settlement                                --    (18,739)
                                                -------  --------
Fair value of plan at end of year               $71,262  $ 82,395
                                                =======  ========

Funded status                                   $15,998  $ (2,953)
Unrecognized net actuarial gain (loss)           (2,181)   12,586
Unrecognized transition asset                     2,681     3,132
Unrecognized prior service cost                     159       190
                                                -------  --------
Accrued pension cost                            $16,657  $ 12,955
                                                =======  ========

                                2001   2000   1999
                                -----  -----  -----
Weighted-Average Assumptions
Discount rate                    7.50%  8.00%  7.25%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

Our net pension expense was $3,703 in fiscal year 2001, $1,306 in fiscal year 2000 and $4,604 in fiscal year 1999. The components of pension expense are as follows:

                                       2001     2000     1999
                                      -------  -------  -------
Service cost                          $ 5,938  $ 7,048  $ 6,941
Interest cost                           5,822    6,166    5,671
Expected return on plan assets         (7,576)  (7,487)  (7,318)
Amortization of transition net asset     (451)    (656)    (656)
Amortization of prior service cost        (30)     (34)     (34)
Amount recognized due to settlement       --    (3,707)     --
Amount recognized due to curtailment      --       (24)     --
                                      -------  -------  -------
Pension expense                       $ 3,703  $ 1,306  $ 4,604
                                      =======  =======  =======

The settlement and curtailment relate to the sale of the Satellite Networks business unit.

We have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $23,848 at June 29, 2001 and $17,293 at June 30, 2000. Retirement expense for these plans was $4,027, $3,786 and $2,494 in fiscal years 2001, 2000 and 1999, respectively. The minimum pension liability adjustments on the Statements of Stockholders' Equity and Comprehensive Income relate primarily to these plans.

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to eligible retired employees. The following table sets forth the plans' funded status and amounts recognized in Scientific-Atlanta's Consolidated Statements of Financial

Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

                                                 2001     2000
                                                -------  -------
Change in Benefit Obligation
Benefit obligation at beginning of year         $ 7,557  $ 7,487
Service cost                                         40       50
Interest cost                                       579      521
Actuarial loss                                    2,213      552
Benefits paid                                    (1,192)  (1,053)
                                                -------  -------
Benefit obligation at end of year               $ 9,197  $ 7,557
                                                =======  =======
Change in Plan Assets
Fair value of plan assets at beginning of year  $   222  $   197
Company contributions                             1,246    1,078
Benefits paid                                    (1,192)  (1,053)
                                                -------  -------
Fair value of plan assets at end of year        $   276  $   222
                                                =======  =======
Funded status                                   $ 8,921  $ 7,335
Unrecognized net actuarial gain (loss)             (207)   2,110
Unrecognized prior service cost                    (296)    (338)
                                                -------  -------
Accrued benefit cost                            $ 8,418  $ 9,107
                                                =======  =======

Significant actuarial assumptions are as follows:

                                2001   2000   1999
                                -----  -----  -----
Weighted-average Assumptions
Discount rate                    7.50%  8.00%  7.25%
Expected return on plan assets  10.00% 10.00% 10.00%
Rate of compensation increase    5.00%  5.00%  5.00%

The assumed rate of future increase in health care cost was 6.0 percent, 6.63 percent and 7.25 percent for fiscal years 2001, 2000 and 1999, respectively, and is expected to remain at 6.0 percent. The components of postretirement benefit expense are as follows:

                                                           2001  2000   1999
                                                           ----  -----  ----
Service cost                                               $ 40  $  50  $ 45
Interest cost                                               579    521   570
Amortization of net actuarial gain and prior service cost   (62)  (107)  (93)
                                                           ----  -----  ----
Postretirement benefit expense                             $557  $ 464  $522
                                                           ====  =====  ====

A change in the assumed health care trend rate would have the following effects:

                                                                 1%       1%
                                                              Increase Decrease
                                                              -------- --------
Effect on total of 2001 service and interest cost components    $ 44    $ (38)
Effect on beginning of year 2001 postretirement benefit
 obligation                                                     $579    $(517)

12. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Short-term investments are carried at fair value. The fair value of foreign currency forward contracts is based on quoted market prices.

                                           2001               2000
                                    ------------------ ------------------
                                    Carrying/          Carrying/
                                    Contract    Fair   Contract    Fair
                                     Amount    Value    Amount    Value
                                    --------- -------- --------- --------
Cash and cash equivalents           $563,322  $563,322 $462,496  $462,496
Short-term investments              $191,001  $191,001 $ 61,481  $ 61,481
Non-current marketable securities   $ 17,159  $ 17,159 $381,983  $381,983
Foreign currency forward contracts
 Sell                               $  9,214  $  8,781 $    685  $    581
 Buy                                $ 13,121  $ 13,320 $    --   $    --

13. Related Party Transactions
--------------------------------------------------------------------------------

Related party transactions for fiscal years 2001, 2000 and 1999 are as follows:

                                       2001   2000     1999
                                      ------ -------  -------
Sales:
Scientific-Atlanta of Shanghai, Ltd.  $  313 $   554  $ 1,907
Advanced Broadband System Services        72     249       79
Arcodan Visiorep                       4,240   2,637    2,170
Purchases:
Scientific-Atlanta of Shanghai, Ltd.  $  782 $ 5,660  $ 5,664
Advanced Broadband System Services     8,595  17,084   16,311
Arcodan Visiorep                         --      --       --
Receivables (Payables):
Scientific-Atlanta of Shanghai, Ltd.  $  --  $  (119) $   (51)
Advanced Broadband System Services       --    1,251       32
Arcodan Visiorep                         577     404      913

Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. Scientific-Atlanta of Shanghai, Ltd. is a partially-owned subsidiary of Scientific-Atlanta. Our investment in Advanced Broadband System Services, formerly a partially-owned subsidiary of Scientific-Atlanta, was sold in the third quarter of fiscal year 2001. We have a minority interest in Arcodan Visiorep.

14. Commitments, Contingencies and Other Matters
--------------------------------------------------------------------------------

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2001, 2000 and 1999 was $16,044, $16,418 and $18,879, respectively. We pay taxes, insurance and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at June 29, 2001, under operating leases were $29,500. Payments under these leases for the next five years are as follows: 2002 -- $11,414; 2003 -- $8,635; 2004 -- $5,464; and 2005 -- $2,240;
and 2006 -- $1,746.

We have agreements with certain officers which include certain benefits in the event of termination of the officers' employment as a result of a change in control of Scientific-Atlanta.

We are also committed under certain purchase agreements which are intended to benefit future periods. We have no commitments with a remaining term in excess of a year, except for the operating lease commitments discussed above.

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

In March 2000, Scientific-Atlanta announced a stock buyback program for the purchase of up to 8,000,000 shares of our common stock. We plan to use the shares repurchased for issuance under the company's employee stock option plans and other benefit plans. As of June 30, 2000, 75,000 shares had been purchased under this program at an aggregate cost of $3,745. No shares were purchased under this program in fiscal year 2001.

During July 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to the stock buyback program announced in March 2000. In addition, we announced a buyback program for the purchase of up to 8,000,000 additional shares of our common stock in July 2001.

We also purchased 4,648,000 shares of our common stock at an aggregate cost of $65,228 during fiscal year 1999.

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

                          2001     2000     1999
                        -------- -------- --------
Net income  As reported $333,674 $155,808 $102,343
            Pro forma   $254,800 $ 95,070 $ 91,041
Earnings per
 share:
 Basic      As reported $   2.06 $   0.99 $   0.67
            Pro forma   $   1.58 $   0.60 $   0.60
 Diluted    As reported $   1.99 $   0.94 $   0.65
            Pro forma   $   1.52 $   0.58 $   0.58

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2001, 2000 and 1999, respectively:

                           2001    2000    1999
                          ------- ------- -------
Risk free interest rate     5.28%   6.44%   5.31%
Expected term             5 years 5 years 5 years
Expected forfeiture rate       1%      1%      1%
Volatility                    69%     61%     51%
Expected annual
 dividends                $ 0.040 $ 0.035 $ 0.030

The following information pertains to options on Scientific-Atlanta's common stock for the years ended June 29, 2001 and June 30, 2000:

                    Number of   Weighted Average
2001                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year  15,291,300      $27.730
Granted              5,334,850      $53.739
Cancelled             (331,275)     $33.225
Exercised           (4,720,825)     $15.526
                    ----------
Outstanding,
 end of year        15,574,050      $40.210
                    ==========

                    Number of   Weighted Average
2000                  Shares     Exercise Price
----                ----------  ----------------
Outstanding,
 beginning of year  11,306,062      $ 9.921
Granted              9,289,039      $43.498
Cancelled             (612,365)     $17.500
Exercised           (4,691,436)     $10.731
                    ----------
Outstanding,
 end of year        15,291,300      $27.730
                    ==========

The following information pertains to options on Scientific-Atlanta's common stock at June 29, 2001:

                          Options Outstanding
                   ---------------------------------
                                Weighted    Weighted
                                 Average    Average
Range of                        Remaining   Exercise
Exercise Prices      Shares   Life in Years  Price
---------------    ---------- ------------- --------
$ 1.625 - $10.969   1,156,462     4.79      $ 8.279
$11.250 - $18.500   1,722,177     6.90      $12.063
$23.313 - $49.180   3,585,208     8.43      $28.001
$50.000 - $51.781   6,135,606     9.04      $51.705
$52.688 - $86.812   2,974,597     9.32      $59.923
                   ----------
                   15,574,050     8.40      $40.210
                   ==========

                        Options
                      Exercisable
                   ------------------
                             Weighted
                             Average
Range of                     Exercise
Exercise Prices     Shares    Price
---------------    --------- --------
$ 1.625 - $10.969  1,113,030 $ 8.282
$11.250 - $18.500  1,404,217 $11.986
$23.313 - $49.180  1,586,810 $26.191
$50.000 - $51.781  2,454,586 $51.732
$55.688 - $86.812  1,004,074 $59.049
                   ---------
                   7,562,717 $33.570
                   =========

At June 29, 2001, 4,137,925 shares were reserved under employee and director stock option plans.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At June 29, 2001, 1,836,458 shares were reserved for issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $7,552, $6,325 and $6,416 in fiscal years 2001, 2000 and 1999, respectively.

We have stock plans for non-employee directors which provide for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allows directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provide for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At June 29, 2001, 1,054,371 shares were reserved for issuance to non-employee directors under these plans.

We issue restricted stock awards, cash awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $18,744, $14,454 and $3,304 in fiscal years 2001, 2000 and 1999, respectively. At June 29, 2001, 41,661 shares were reserved for issuance under this plan.

Issuance of restricted shares to employees and Unearned compensation-restricted shares in the Consolidated Statements of Stockholders' Equity and Comprehensive Income include the change in the market value of restricted shares.

At June 29, 2001, a total of 7,070,415 shares of authorized stock were reserved for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific-Atlanta's common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta's common stock, or (iii) is determined by the Board of Directors to be an "adverse person" as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an "adverse person", each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta's having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At June 29, 2001, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of Scientific-Atlanta's common stock or prior to the date any person or group is determined by the Board of Directors to be an "adverse person". The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta's 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta's common stock. At June 29, 2001, there were 82,020 shares of preferred stock reserved for this purpose.

16. Earnings Per Share
--------------------------------------------------------------------------------

Basic and diluted earnings per share for the last three fiscal years are as follows:

                                      In Thousands
                                    ----------------
                                                     Per Share
2001                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $333,674 161,601  $ 2.06
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                        $333,674 167,888  $ 1.99
                                    ======== =======  ======
Effect of dilutive stock options    $    --    6,287  $(0.07)
                                    ======== =======  ======


                                                     Per Share
2000                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $155,808 157,807  $ 0.99
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                        $155,808 164,895  $ 0.94
                                    ======== =======  ======
Effect of dilutive stock options    $    --    7,088  $(0.05)
                                    ======== =======  ======

                                                     Per Share
1999                                Earnings Shares   Amount
----                                -------- ------- ---------
Basic earnings per common share:
Net earnings                        $102,343 153,630  $ 0.67
                                    ======== =======  ======
Diluted earnings per common share:
Net earnings                        $102,343 157,130  $ 0.65
                                    ======== =======  ======
Effect of dilutive stock options    $    --    3,500  $(0.02)
                                    ======== =======  ======

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                      2001     2000    1999
                   ---------- ------- -------
Number of options
 outstanding        4,630,308  52,700  78,100
Weighted average
 exercise price    $    55.41 $ 68.64 $ 18.28

Scientific-Atlanta, Inc. and Subsidiaries
Schedule II -- Valuation and Qualifying Accounts
For Each Of The Three Years In The Period Ended June 29, 2001
(In Thousands)

        Col. A             Col. B                Col. C                 Col. D        Col. E
        ------           ---------- --------------------------------- ----------    ----------
                                                Additions
                         Balance at ---------------------------------               Balance at
                         beginning      Charged to       Charged to                   end of
      Description        of period  costs and expenses other accounts Deductions      period
      -----------        ---------- ------------------ -------------- ----------    ----------
Deducted on the balance
 sheet from asset to
 which it applies:
 June 29, 2001 --
   Allowance for
  doubtful accounts....   $ 4,134        $ 1,866            $--        $   (18)(4)    $5,982
                          =======        =======            ====       =======        ======
 June 30, 2000 --
   Allowance for
  doubtful accounts....   $ 8,160        $(3,165)(1)        $--        $  (861)(4)    $4,134
                          =======        =======            ====       =======        ======
 July 2, 1999 --
   Allowance for
  doubtful accounts....   $10,052        $(1,615)(2)        $--        $  (277)(4)    $8,160
                          =======        =======            ====       =======        ======
 June 29, 2001 --
   Restructuring
  Reserves.............   $ 1,381        $   --  (3)        $--        $  (581)(5)    $  800
                          =======        =======            ====       =======        ======
 June 30, 2000 --
   Restructuring
  Reserves.............   $ 1,600        $   --  (3)        $--        $  (219)(5)    $1,381
                          =======        =======            ====       =======        ======
 July 2, 1999 --
   Restructuring
  Reserves.............   $ 9,677        $   --  (3)        $--        $(8,077)(5)    $1,600
                          =======        =======            ====       =======        ======

Notes:

(1) Includes the collection of $3,730 reserved in fiscal year 1998 for receivables from customers in the Asia-Pacific region.

(2) Includes the collection of $1,439 reserved in fiscal year 1998 for receivables from customers in the Asia Pacific region.

(3) Scientific-Atlanta recorded a restructuring charge of $23,412 in fiscal year 1998 which included reserves of $10,998 and $12,414 for assets which were abandoned and the impairment of certain assets. There were no restructuring charges in fiscal years 2001, 2000 or 1999.

(4) Amounts represent uncollectible accounts written off. In fiscal year 2000, includes $439 of allowance for doubtful accounts on receivables of the Satellite Networks business unit that was sold to ViaSat in April 2000.

(5) Utilization of restructuring reserves for expenses incurred under obligations under cancelled leases, severance and other miscellaneous expenses related to the restructuring.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Scientific-Atlanta, Inc.
                                          (Registrant)

August 15, 2001                           By:    /s/ James F. McDonald
-----------                                 -----------------------------------
Date                                                James F. McDonald
                                            Chairman of the Board, President
                                               and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ James F. McDonald              August 15, 2001
------------------------------------------------------------
                                       --------------------
              James F. McDonald              Date
      Chairman of the Board, President
         and Chief Executive Officer
        (Principal Executive Officer)

          /s/ Wallace G. Haislip             August 15, 2001
------------------------------------------------------------
                                       --------------------
             Wallace G. Haislip              Date
   Senior Vice President, Chief Financial
            Officer and Treasurer
        (Principal Financial Officer)

           /s/ Julian W. Eidson              August 15, 2001
------------------------------------------------------------
                                       --------------------
              Julian W. Eidson               Date
        Vice President and Controller
       (Principal Accounting Officer)

          /s/ Marion H. Antonini             August 15, 2001
------------------------------------------------------------
                                       --------------------
             Marion H. Antonini              Date
                  Director

          /s/ James I. Cash, Jr.             August 15, 2001
------------------------------------------------------------
                                       --------------------
             James I. Cash, Jr.              Date
                  Director

            /s/ David W. Dorman              August 15, 2001
------------------------------------------------------------
                                       --------------------
               David W. Dorman               Date
                  Director

          /s/ William E. Kassling            August 15, 2001
------------------------------------------------------------
                                        --------------------
             William E. Kassling             Date
                  Director

           /s/ Mylle Bell Mangum             August 15, 2001
------------------------------------------------------------
                                        --------------------
              Mylle Bell Mangum              Date
                  Director

          /s/ Terence F. McGuirk             August 15, 2001
------------------------------------------------------------
                                        --------------------
             Terence F. McGuirk              Date
                  Director

          /s/ David J. McLaughlin            August 15, 2001
------------------------------------------------------------
                                        --------------------
             David J. McLaughlin             Date
                  Director

            /s/ James V. Napier              August 15, 2001
------------------------------------------------------------
                                        --------------------
               James V. Napier               Date
                  Director

               /s/ Sam Nunn                  August 15, 2001
------------------------------------------------------------
                                        --------------------
                  Sam Nunn                   Date
                  Director

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
   3.1       Composite Statement of Amended and Restated Articles of
             Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).


   3.2       By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

   4.1       Rights Agreement, dated as of February 23, 1997, between
             Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A
             Junior Participating Preferred Stock and as Exhibit B the Form of
             Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta's
             Registration Statement on Form 8-A dated April 7, 1997 (Commission
             File No. 1-5517), and incorporated herein by reference).

   10.1.1    Credit Agreement dated May 11, 1995 among Scientific-Atlanta, the
             Lenders (as defined therein), The Bank of New York and ABN AMRO
             Bank N.V., as co-agents, and NationsBank of Georgia, National
             Association, as agent (filed as Exhibit 10(g) to Scientific-
             Atlanta's Annual Report on Form 10-K for the fiscal year ended
             June 30, 1995 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.2    First Amendment to Credit Agreement dated December 29, 1995 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (formerly known as
             NationsBank of Georgia, National Association) (filed as Exhibit
             10(j) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.3    Letter Amendment dated April 5, 1996 to the Credit Agreement among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(j) to
             Scientific-Atlanta's Annual Report Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.4    Second Amendment to Credit Agreement dated June 28, 1996 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(l) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.5    Third Amendment to Credit Agreement dated January 27, 1997 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10.3 to
             Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.6 Letter Amendment dated April 23, 1997 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN
             AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit
             10(r) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.7 Letter Amendment dated April 24, 1998 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN
             AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit
             10(o) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------
   10.1.8    Fourth Amendment to Credit Agreement dated November 6, 1998 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO
             Bank N.V. and NationsBank, N.A. (successor to NationsBank, N.A.
             (South) (filed as Exhibit 10.14 to Scientific-Atlanta's Quarterly
             Report on Form 10-Q for the fiscal quarter ended April 2, 1999
             (Commission File No. 1-5517), and incorporated herein by
             reference).


   10.1.9    Amended and Restated Credit Agreement dated May 7, 1999 among
             Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro
             Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.10   Amendment No. 1 to the Amended and Restated Credit Agreement dated
             June 22, 1999 among Scientific-Atlanta, the Lenders, The Bank of
             New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as
             Exhibit 10(q) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-
             5517), and incorporated herein by reference).

   10.1.11   Second Amendment to Amended and Restated Credit Agreement dated
             May 4, 2000 among Scientific-Atlanta, the Lenders, The Bank of New
             York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit
             10(p) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

   10.1.12   Third Amendment to Amended and Restated Credit Agreement dated
             June 22, 2001 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to Nationsbank, N.A.

   10.2.1    Credit and Investment Agreement dated July 30, 1997 among
             Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank,
             N.A., as agent, and the lenders signatories thereto (filed as Exhibit 10(s) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-
             5517), and incorporated herein by reference).

   10.2.2    Lease Agreement dated July 30, 1997 between Wachovia Capital
             Markets, Inc. and Scientific-Atlanta (filed as Exhibit 10(t) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.3    Ground Lease dated July 30, 1997 between Scientific-Atlanta and
             Wachovia Capital Markets, Inc. (filed as Exhibit 10(v) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.4    Acquisition, Agency, Indemnity and Support Agreement dated July
             30, 1997 between Scientific-Atlanta and Wachovia Capital Markets,
             Inc. (filed as Exhibit 10(u) to Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission
             File No. 1-5517), and incorporated herein by reference).

   10.2.5    Letter Amendment dated September 30, 1997 to Credit and Investment
             Agreement among Scientific-Atlanta, Wachovia Bank, N.A. and
             Wachovia Capital Markets, Inc. (filed as Exhibit 10.11 to
             Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.6    First Amendment to Lease Agreement dated October 9, 1997 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as
             Exhibit 10.16 to Scientific-Atlanta's Quarterly Report on Form 10-
             Q for the fiscal quarter ended April 2, 1999 (Commission File No.
             1-5517), and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------
   10.2.7    Amendment to Credit and Investment Agreement dated November 30,
             1997 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia
             Capital Markets, Inc. (filed as Exhibit 10.12 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).


   10.2.8 Second Amendment to Lease Agreement dated November 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc.
             (filed as Exhibit 10.17 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999
             (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.9    Second Amendment to Credit and Investment Agreement dated November
             9, 1998 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia
             Capital Markets, Inc. (filed as Exhibit 10.13 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.2.10   First Amendment to Ground Lease dated February 29, 2000 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc.

   10.2.11   Third Amendment to Lease Agreement dated February 29, 2000 between
             Scientific-Atlanta and Wachovia Capital Markets, Inc.

   10.3*     Stock Plan for Non-Employee Directors, as amended and restated.


   10.4*     Non-Employee Directors Stock Option Plan, as amended and restated
             (filed as Exhibit 10(l) to Scientific-Atlanta's Annual Report on
             Form 10-K for the fiscal year ended June 30, 2000 (Commission File
             No. 1-5517), and incorporated herein by reference).

   10.5* Deferred Compensation Plan for Non-Employee Directors, as amended and restated.


   10.6*     Scientific-Atlanta Retirement Plan for Non-Employee Directors
             (filed as Exhibit 10.4 to Scientific-Atlanta's Quarterly Report on
             Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission
             File No. 1-5517), and incorporated herein by reference).

   10.7*     Executive Deferred Compensation Plan, as amended and restated.


   10.8*     1996 Employee Stock Option Plan, as amended and restated (filed as
             Exhibit 10.2 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No.
             1-5517), and incorporated herein by reference).

   10.9* Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta's Annual
             Report on Form 10-K for the fiscal year ended July 2, 1999
             (Commission File No. 1-5517), and incorporated herein by reference).

   10.10* Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.11* Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-
             Atlanta's Annual Report on Form 10-K for the fiscal year ended
             July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

   10.12* 1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-
             Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------
  10.13*     Supplemental Executive Retirement Plan, as amended and restated
             (filed as Exhibit 10(j) to Scientific-Atlanta's Quarterly Report
             on Form 10-Q for the fiscal quarter ended March 30, 2001
             (Commission File No. 1-5517), and incorporated herein by
             reference).


  10.14* Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta's Annual Report on Form 10-
             K for the fiscal year ended June 26, 1998 (Commission File No. 1-
             5517), and incorporated herein by reference).

  10.15.1* Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to
             Scientific-Atlanta's Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

  10.15.2* Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as
             Exhibit 10.3 to Scientific-Atlanta's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-
             5517), and incorporated herein by reference).

  21         Significant Subsidiaries of Scientific-Atlanta.


  23         Consent of Independent Public Accountants.


  99         Cautionary Statements.

--------
*  Indicates management contract or compensatory plan or arrangement.