Form 10-Q
period 2001-09-28
SCIENTIFIC ATLANTA INC
filed 2001-11-07
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 28, 2001
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  _____________________ to _______________________

                          Commission file number 1-5517

                            SCIENTIFIC-ATLANTA, INC.
             (Exact name of Registrant as specified in its charter)


               Georgia                                         58-0612397
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)


            5030 Sugarloaf Parkway                            30042-5447
            Lawrenceville, Georgia                            (Zip Code)
   (Address of principal executive offices)




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

                                                        Yes   X    No ____
                                                            -----


    As of October 26, 2001, Scientific-Atlanta, Inc. had outstanding 156,273,776 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months Ended
                                            --------------------------------
                                             September 28,     September 29,
                                                 2001              2000
                                            ---------------   --------------

SALES                                          $ 410,097        $ 597,240
                                               ---------        ---------
COSTS AND EXPENSES
   Cost of sales                                 278,916          420,091
   Sales and administrative                       44,688           51,239
   Research and development                       37,647           34,709
   Interest expense                                   83              107
   Interest income                                (6,109)          (8,993)
   Other (income) expense, net                    (1,357)         (76,390)
                                               ---------        ---------
Total costs and expenses                         353,868          420,763
                                               ---------        ---------

EARNINGS BEFORE INCOME TAXES                      56,229          176,477

PROVISION (BENEFIT) FOR INCOME TAXES
   Current                                        15,947           65,227
   Deferred                                        3,171           (2,033)
                                               ---------        ---------

NET EARNINGS                                   $  37,111        $ 113,283
                                               =========        =========

EARNINGS PER COMMON SHARE

   BASIC                                       $    0.23        $    0.71
                                               =========        =========

   DILUTED                                     $    0.23        $    0.67
                                               =========        =========

WEIGHTED AVERAGE NUMBER
   COMMON SHARES OUTSTANDING

   BASIC                                         158,013          160,294
                                               =========        =========

   DILUTED                                       159,917          168,983
                                               =========        =========

DIVIDENDS PER SHARE PAID                       $    0.01        $    0.01
                                               =========        =========

                             SEE ACCOMPANYING NOTES

                                     2 of 11

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                                        In Thousands
                                                                           ------------------------------------
                                                                            September 28,           June 29,
                                                                                2001                  2001
                                                                           --------------        --------------
                                                                             (UNAUDITED)
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                            $   373,526           $   563,322
       Short-term investments                                                   217,619               191,001
       Receivables, less allowance for doubtful
          accounts of $5,577,000 at September 28
          and $5,982,000 at June 29                                             414,861               502,289
       Inventories                                                              191,782               201,762
       Deferred income taxes                                                     55,826                57,195
       Other current assets                                                      30,566                33,165
                                                                            -----------           -----------
               TOTAL CURRENT ASSETS                                           1,284,180             1,548,734
                                                                            -----------           -----------

   PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                                     22,266                22,218
       Building and improvements                                                 68,511                67,946
       Machinery and equipment                                                  251,542               246,385
                                                                            -----------           -----------
                                                                                342,319               336,549
       Less - Accumulated depreciation and amortization                         119,007               108,934
                                                                            -----------           -----------
                                                                                223,312               227,615
                                                                            -----------           -----------

   GOODWILL                                                                      58,063                58,063
                                                                            -----------           -----------
   INTANGIBLE ASSETS                                                             34,302                35,790
                                                                            -----------           -----------
   NON-CURRENT MARKETABLE SECURITIES                                              8,248                17,159
                                                                            -----------           -----------
   DEFERRED INCOME TAXES                                                         29,601                26,732
                                                                            -----------           -----------
   OTHER ASSETS                                                                  89,160                88,735
                                                                            -----------           -----------
   TOTAL ASSETS                                                             $ 1,726,866           $ 2,002,828
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
       Short-term debt and current maturities of long-term debt             $        --           $        91
       Accounts payable                                                         142,545               223,990
       Accrued liabilities                                                      114,378               164,991
       Income taxes currently payable                                             6,380                 5,051
                                                                            -----------           -----------
               TOTAL CURRENT LIABILITIES                                        263,303               394,123
                                                                            -----------           -----------

   OTHER LIABILITIES                                                            111,593                99,766
                                                                            -----------           -----------


   STOCKHOLDERS' EQUITY
       Preferred stock, authorized 50,000,000 shares;                                --                    --
          no shares issued
       Common stock, $0.50 par value, authorized 350,000,000 shares;
          issued 164,992,376 shares at September 28 and 164,899,158
          shares at June 29                                                      82,496                82,450
       Additional paid-in capital                                               549,451               545,602
       Retained earnings                                                        970,589               935,038
       Accumulated other comprehensive income, net of taxes of
       $6,660,000 at September 28 and $3,723,000 at June 29                     (10,866)               (6,075)
                                                                            -----------           -----------
                                                                              1,591,670             1,557,015
       Less-Treasury stock, at cost (8,923,546 shares at
       September 28 and 859,339 shares at June 29)                              239,700                48,076
                                                                            -----------           -----------
                                                                              1,351,970             1,508,939
                                                                            -----------           -----------

                                                                            $ 1,726,866           $ 2,002,828
                                                                            ===========           ===========

                             SEE ACCOMPANYING NOTES

                                    3 of 11

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                        -----------------------------------
                                                                                        September 28,        September 29,
                                                                                            2001                2000
                                                                                        -------------        -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $ 30,058             $  81,470
                                                                                        --------             ---------

INVESTING ACTIVITIES:
       Proceeds from the sale of investments                                                   -                84,158
       Purchases of short-term investments                                               (26,618)              (32,323)
       Purchases of property, plant, and equipment                                        (8,330)              (30,562)
       Investments                                                                             -                (5,000)
       Acquisition of business                                                                 -                (2,529)
       Other                                                                                   6                    35
                                                                                       ---------             ---------
       Net cash provided (used) by investing activities                                  (34,942)               13,779
                                                                                       ---------             ---------

FINANCING ACTIVITIES:
       Issuance of common stock                                                              732                30,818
       Treasury shares acquired                                                         (183,993)                    -
       Dividends paid                                                                     (1,560)               (1,607)
       Principal payments on debt                                                            (91)                 (169)
                                                                                       ---------             ---------
       Net cash provided (used) by financing activities                                 (184,912)               29,042
                                                                                       ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (189,796)              124,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         563,322               462,496
                                                                                       ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 373,526             $ 586,787
                                                                                       =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period:
       Interest                                                                        $      68             $      92
                                                                                       ---------             ---------
       Income taxes, net                                                               $  15,489             $  19,111
                                                                                       =========             =========

   Non-cash investing activities:
       Net assets of business acquired for subsidiary stock:
                  Fair value of assets, including goodwill                             $       -             $  32,184
                  Liabilities assumed                                                  $       -             $  17,191

                             SEE ACCOMPANYING NOTES

                                    4 of 11

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                       -------------------------------------

                                                                        September 28,         September 29,
                                                                             2001                 2000
                                                                        -------------        ---------------
NET EARNINGS                                                                $ 37,111           $  113,283

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX/(1)/

         Unrealized holding gains (losses) on marketable securities,
          net of reclassification adjustments of $0 and $65,791 in            (5,741)            (115,480)
          fiscal years 2002 and 2001, respectively

         Minimum liability adjustments on retirement plans                        60                 (416)

         Foreign currency translation adjustments                              1,488               (1,039)

         Changes in fair value of derivatives                                   (598)                   -
                                                                            --------           ----------

COMPREHENSIVE INCOME (LOSS)                                                 $ 32,320           $   (3,652)
                                                                            ========           ==========

/(1)/  Assumed 38 percent tax in fiscal years 2002 and 2001.

                             SEE ACCOMPANYING NOTES

                                    5 of 11

NOTES:
(Amounts in thousands, except share data).

       A. The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2001 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

       B. Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

           Basic and diluted earnings per share are as follows:

                                                                                       Net                  Per Share
                    Quarter Ended September 28, 2001                                 Earnings      Shares    Amount
                    ----------------------------------------------                  -----------   --------  --------
                              Basic earnings per common share:

                                   Net earnings                                      $   37,111   158,013   $   0.23
                                                                                     ==========   =======   ========

                              Diluted earnings per common share:

                                   Net earnings                                      $   37,111   159,917   $   0.23
                                                                                     ==========   =======   ========

                              Effect of dilutive stock options                        $       -     1,904   $      -
                                                                                     ==========   =======   ========


                                                                                        Net                 Per Share
                    Quarter Ended September 29, 2000                                  Earnings    Shares    Amount
                    ----------------------------------------------                   ----------   -------   --------

                              Basic earnings per common share:

                                   Net earnings                                      $  113,283   160,294   $   0.71
                                                                                     ==========   =======   ========

                              Diluted earnings per common share:

                                   Net earnings                                      $  113,283   168,983   $   0.67
                                                                                     ==========   =======   ========

                              Effect of dilutive stock options                       $        -     8,689   $  (0.04)
                                                                                     ==========   =======   ========

           The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                                             September 28,         September 29,
                                                                 2001                  2000
                                                            ----------------      ----------------
           Number of options outstanding                       10,127,977              31,500

           Weighted average exercise price                    $     52.74             $ 82.38

                                    6 of 11

      C.   Inventories consist of the following:     September 28,    June 29,
                                                         2001           2001
                                                     -------------   ---------

           Raw materials and work-in-process         $  126,022      $ 144,270
           Finished goods                                65,760         57,492
                                                     ----------      ---------
           Total inventory                           $  191,782      $ 201,762
                                                     ==========      =========


       D. During the quarter ended September 28, 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. In July 2001, we announced a buyback program for the purchase of up to 8,000,000 additional shares of our common stock. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

           We acquired 111,682 shares and 136,999 shares of our common stock from the deferral of the payment of restricted stock that vested during the quarters ended September 28, 2001 and September 29, 2000, respectively. In addition, we acquired 55,719 shares and 43,228 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the quarters ended September 28, 2001 and September 29, 2000, respectively.

       E. Other (income) expense for the quarter ended September 29, 2000 included a gain of $78,757 from the sale of portion of our investment in Bookham Technology plc. This gain was partially offset by other miscellaneous expenses. There were no significant items in other (income) expense for the quarter ended September 28, 2001.

       F. In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $14,643 of goodwill and $17,065 of other intangibles.

       G. Scientific-Atlanta adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the quarter ended September 29, 2000, goodwill amortization expense, net of tax, was $657 and had no impact on basic or diluted earnings per share. This statement also established a new method of testing goodwill for impairment. The results of our assessment did not result in any charges to operations for impairment of goodwill.

       H. In October 2001, we announced a restructuring of our worldwide operations in response to the business decline. We will reduce our worldwide headcount by approximately 750 people, or approximately 10 percent of our workforce. This reduction includes approximately 500 people in manufacturing functions and approximately 250 people in engineering, marketing, sales, service and administration. We will consolidate substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. The consolidation will begin immediately and the entire process, including the closing of the Atlanta manufacturing facility, is expected to be completed by the end of the fiscal year.

           We expect these actions to reduce costs and expenses by approximately $61,000 on an annual basis, beginning in the third fiscal quarter. We also expect to record a one-time, pre-tax charge of approximately $22,000, or $0.09 per share, in our second fiscal quarter, and additional pre-tax charges in the second half of the fiscal year totaling approximately $9,000, or $0.04 per share.

                                     7 of 11

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.4 billion and cash on hand was $373.5 million at September 28, 2001. Cash decreased $189.8 million during the quarter. The decline was due primarily to the repurchase of 7,925,000 shares of our common stock for $184.0 million and purchases of short-term investments of $26.6 million, which more than offset the $30.1 million of cash generated by operations.

     The current ratio of Scientific-Atlanta was 4.9:1 at September 28, 2001, up from 3.9:1 at June 29, 2001. At September 28, 2001, we had no debt. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS
---------------------

     Scientific-Atlanta experienced a decline in sales this quarter as compared to the prior year and the fourth quarter of fiscal year 2001. We believe that this decline is attributable to the economic climate, a drop-off in business following the terrorist events of September 11, 2001, and a decline in the rate of net digital subscriber additions by our customers during calendar year 2001.

     After our earnings release and conference call on July 19, 2001 for our quarter and fiscal year ended June 29, 2001, a number of the large MSOs published their results for that quarter. These results showed that, although the total number of digital subscribers increased during the period, for most of the MSOs the number of net new digital subscribers added declined over the number added in the first calendar quarter. The MSOs first reported declines in the rate of new digital subscribers added after the end of the first quarter of calendar 2001. For those large MSOs that have reported third calendar quarter results as of November 7, 2001, although some have reported decreases, a majority of such MSOs have reported increases in rates of deployments. We are unable to predict future rates of deployment. Although some of these MSOs have previously reaffirmed or increased their previous guidance on the total number of digital subscribers to be added for the entire 2001 calendar year, declines in the deployment rates could have an adverse effect on our results. In addition, we continue to have limited visibility to the inventories that these MSOs may have accumulated. A reduction in the MSO deployment rates could mean that these inventories will not be utilized as quickly as would otherwise be the case. Compounding these factors is the uncertainty in the industry caused by speculation about another wave of MSO consolidation.

     Sales for the quarter ended September 28, 2001 were $410.1 million, down 31 percent from the prior year. Sales of subscriber products were $278.7 million, down 28 percent from the prior year and 36 percent from the fourth quarter of fiscal year 2001. We shipped 855 thousand Explorer(R) digital set-tops during the first quarter of fiscal 2002, down from 1.0 million last year and 1.3 million from the preceding quarter. Sales of transmission products were $110.4 million, down 41 percent from the prior year and 34 percent from the fourth quarter of fiscal year 2001. International sales were $82.9 million and represented approximately 20 percent of our total sales for the first quarter of fiscal 2002.

     Gross margins were 32.0 percent, 2.3 percentage points higher than the prior year. The continued benefit of cost reductions through product design, procurement and manufacturing more than offset the impact of lower volumes and price reductions in the quarter ended September 28, 2001 as compared to the prior year.

     Research and development costs were $37.6 million, up 8 percent over the prior year, driven primarily by the development of international products and advanced digital set-tops. Research and development efforts in the quarter continued to focus on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products and services for our customer base.

     Selling and administrative expenses in the quarter ended September 28, 2001 decreased 13 percent from the prior year. Reduced incentives due to our lower profitability and a reduction in the amortization expense for goodwill resulted in lower administrative expenses. These reductions were offset partially by higher professional fees. Selling expenses were slightly lower in the first quarter of fiscal year 2002 as compared to the prior year.

     Scientific-Atlanta adopted Statement of Financial Accounting Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the quarter ended September 29, 2000, goodwill amortization expense was $1.0 million and had no impact on basic or diluted earnings per share. SFAS No. 142 also requires an impairment test of goodwill upon adoption. The results of our assessment did not result in any charges to operations for impairment of goodwill.

                                    8 of 11

     Other (income) expense of $1.4 million for the quarter ended September 28, 2001 did not include any significant items. Other (income) expense for the quarter ended September 29, 2000 included a gain of $78.8 million from the sale of a portion of our investment in Bookham. This gain was partially offset by other miscellaneous expenses.

     Earnings before income taxes were $56.2 million in the quarter ended September 28, 2001, down $120.2 million from the prior year. Earnings before income taxes for the quarter ended September 29, 2000 included a $78.8 million gain from the sale of a portion our investment in Bookham. The lower volume of sales in the first quarter of fiscal year 2002 drove the balance of the year over year decline. This decline was partially offset by an improved gross margin rate and lower administrative expenses in fiscal year 2002.

     Scientific-Atlanta's effective income tax rate was 34.0 percent for the quarter ended September 28, 2001, down 1.8 percentage points from the prior year. Our effective income tax rate was 35.8 percent in the prior year, as the impact on the tax rate from research and development credits was diminished with higher levels of pretax earnings, as well as higher taxes paid on the gains from the sale of investments.

     Net earnings for the quarter ended September 28, 2001 were $37.1 million compared to $113.3 million in the prior year. Lower sales volume in the first quarter of fiscal year 2002 and a gain from the sale of a portion of our investment in Bookham in the first quarter of fiscal year 2001 were the primary factors in the year-over-year decline.

     In October 2001, we announced a restructuring of our worldwide operations in response to the business decline. We will reduce our worldwide headcount by approximately 750 people, or approximately 10 percent of our workforce. This reduction includes approximately 500 people in manufacturing functions and approximately 250 people in engineering, marketing, sales, service and administration. We will consolidate substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. The consolidation will begin immediately and the entire process, including the closing of the Atlanta manufacturing facility, is expected to be completed by the end of the fiscal year.

     We expect these actions to reduce costs and expenses by approximately $61.0 million on an annual basis, beginning in the third fiscal quarter. We also expect to record a one-time, pre-tax charge of approximately $22.0 million, or $0.09 per share, in our second fiscal quarter, and additional pre-tax charges in the second half of the fiscal year totaling approximately $9.0 million, or $0.04 per share.

                                     9 of 11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

     We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. Any ineffectiveness is recorded through earnings. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. We do not enter into any foreign exchange forward contracts for speculative trading purposes. If a foreign exchange forward contract did not meet the criteria for a hedge, we would recognize unrealized gains or losses.

Firmly committed purchase (sales) exposure and related hedging instruments at September 28, 2001 are as follows:

                                                         German                 Canadian
                                                          Marks                  Dollars
                                                     -----------------      ------------------
                                                     (In thousands, except per dollar amounts)
     Firmly committed purchase (sales)
     contracts                                            (39,879)                 24,366

     Notional amount of forward exchange
     contracts                                            (39,262)                 23,000

     Average contract amount
        (Foreign currency/United States
        dollar)                                              2.19                    1.55

Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2003.

                                    10 of 11

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
-------

On October 29, 2001, the U.S. District Court for the Northern District of Georgia issued an Order interpreting two of the Gemstar Development Corporation patents which Scientific-Atlanta challenged in lawsuits it previously filed against Gemstar. The so-called "Markman Order" was issued after oral argument and briefing of the interpretation issues regarding the '815 and '272 patents.

Item 5.   Other Information.
-------

We are currently selling WebStar(TM) cable modems that are manufactured by a third party. Although we submitted a cable modem based on our silicon technology for certification in wave 19 of CableLabs certification, such modem was not certified due to some software issues that have since been resolved, but no issues with our silicon technology were raised. We have no plans to resubmit this modem for CableLabs certification, because we can satisfy our needs and the needs of our customers with the modem manufactured by our third party supplier.

We previously announced that our InView(TM) application would be available in the summer of calendar year 2001. Using the InView application, a cable system can offer a channel that delivers news, sports, weather reports and other information of the day while the consumer continues to watch other programming at the same time. We now expect this application will be available in the first quarter of calendar year 2002.

Explorer, is a registered trademark of Scientific-Atlanta, Inc. WebStar and InView are trademarks of Scientific-Atlantic, Inc.

Item 6.   Exhibits and Reports on Form 8-K.
-------

          (a)  Exhibits.

               Exhibit No.                 Description
               -----------                 -----------

                       99                  Cautionary Statements

          (b) No reports on Form 8-K were filed during the quarter ended September 28, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Ace of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCIENTIFIC-ATLANTA, INC.
                                      ------------------------
                                            (Registrant)


      Date: November 7, 2001          By: /s/ Wallace G. Haislip
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