Form 10-Q
period 2001-12-28
SCIENTIFIC ATLANTA INC
filed 2002-02-11
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 28, 2001
                                 -----------------------------------------------


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from   _____________________  to   ___________________



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

                                                      Yes   X    No_____
                                                         ------


     As of January 25, 2002, Scientific-Atlanta, Inc. had outstanding 156,432,136 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months Ended                      Six Months Ended
                                           ----------------------------------     ----------------------------------
                                              December 28,      December 29,        December 28,      December 29,
                                                 2001               2000                2001              2000
                                           ----------------   ---------------     ---------------    ---------------

SALES                                          $ 418,194        $  631,430          $  828,291       $ 1,228,670
                                               ---------        ----------          ----------       -----------

COSTS AND EXPENSES
     Cost of sales                               278,567           436,984             557,483           857,075
     Sales and administrative                     46,392            57,170              91,080           108,409
     Research and development                     35,550            38,600              73,197            73,309
     Restructuring                                18,737                 -              18,737                 -
     Interest expense                                133                87                 216               194
     Interest income                              (5,803)          (10,350)            (11,912)          (19,343)
     Other (income) expense, net                 (14,955)            1,663             (16,312)          (74,727)
                                               ---------        ----------          ----------       -----------
     Total costs and expenses                    358,621           524,154             712,489           944,917
                                               ---------        ----------          ----------       -----------

EARNINGS BEFORE INCOME TAXES                      59,573           107,276             115,802           283,753

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                      22,277            44,368              38,224           109,595
     Deferred                                     (1,859)           (7,894)              1,312            (9,927)
                                               ---------        ----------          ----------       ------------

NET EARNINGS                                   $  39,155        $   70,802          $   76,266       $   184,085
                                               =========        ==========          ==========       ===========




EARNINGS PER COMMON SHARE

     BASIC                                     $    0.25        $     0.44          $     0.49       $      1.15
                                               =========        ==========          ==========       ===========

     DILUTED                                   $    0.25        $     0.42          $     0.48       $      1.09
                                               =========        ==========          ==========       ===========


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     BASIC                                       156,072           161,167             157,042           160,731
                                               =========        ==========          ==========       ===========

     DILUTED                                     157,559           167,247             158,738           168,115
                                               =========        ==========          ==========       ===========

DIVIDENDS PER SHARE PAID                       $    0.01        $     0.01          $     0.02       $      0.02
                                               =========        ==========          ==========       ===========


                             SEE ACCOMPANYING NOTES

                                     2 of 12

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                           In Thousands
                                                                             --------------------------------------
                                                                                December 28,            June 29,
                                                                                    2001                  2001
                                                                             ----------------      ----------------
                                                                                (UNAUDITED)
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                 $  533,952            $  563,322
         Short-term investments                                                     194,719               191,001
         Receivables, less allowance for doubtful
            accounts of $5,458,000 at December 28
            and $5,982,000 at June 29                                               389,118               502,289
         Inventories                                                                184,782               201,762
         Deferred income taxes                                                       55,280                57,195
         Other current assets                                                        27,597                33,165
                                                                                  ---------             ---------
                  TOTAL CURRENT ASSETS                                            1,385,448             1,548,734
                                                                                  ---------             ---------

   PROPERTY, PLANT AND EQUIPMENT, at cost
         Land and improvements                                                       22,266                22,218
         Building and improvements                                                   68,993                67,946
         Machinery and equipment                                                    249,308               246,385
                                                                                  ---------             ---------
                                                                                    340,567               336,549
         Less - Accumulated depreciation and amortization                           126,812               108,934
                                                                                  ---------             ---------
                                                                                    213,755               227,615
                                                                                  ---------             ---------

   GOODWILL                                                                          58,066                58,063
                                                                                  ---------             ---------
   INTANGIBLE ASSETS                                                                 32,873                35,790
                                                                                  ---------             ---------
   NON-CURRENT MARKETABLE SECURITIES                                                 29,515                17,159
                                                                                  ---------             ---------
   DEFERRED INCOME TAXES                                                             25,699                26,732
                                                                                  ---------             ---------
   OTHER ASSETS                                                                      95,338                88,735
                                                                                  ---------             ---------
   TOTAL ASSETS                                                                  $1,840,694            $2,002,828
                                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
         Short-term debt and current maturities of long-term debt                $        -            $       91
         Accounts payable                                                           165,199               223,990
         Accrued liabilities                                                        140,558               164,991
         Income taxes currently payable                                              13,859                 5,051
                                                                                  ---------             ---------
                  TOTAL CURRENT LIABILITIES                                         319,616               394,123
                                                                                  ---------             ---------


   OTHER LIABILITIES                                                                124,483                99,766
                                                                                  ---------             ---------


   STOCKHOLDERS' EQUITY
         Preferred stock, authorized 50,000,000 shares;                                   -                     -
             no shares issued
         Common stock, $0.50 par value, authorized 350,000,000 shares;
             issued 164,992,376 shares at December 28 and 164,899,158
             shares at June 29                                                       82,496                82,450
         Additional paid-in capital                                                 548,392               545,602
         Retained earnings                                                        1,008,181               935,038
         Accumulated other comprehensive income, net of taxes of
             $5,172,000 at December 28 and $3,723,000 at June 29                     (8,438)               (6,075)
                                                                                  ---------             ---------
                                                                                  1,630,631             1,557,015

         Less - Treasury stock, at cost (8,667,770  shares at December 28
             and 859,339 shares at June 29)                                         234,036                48,076
                                                                                  ---------             ---------
                                                                                  1,396,595             1,508,939
                                                                                  ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,840,694            $2,002,828
                                                                                  =========             =========

                             SEE ACCOMPANYING NOTES

                                     3 of 12

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                         -----------------------------------
                                                                          December 28,        December 29,
                                                                              2001                2000
                                                                         ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    173,761           $   22,492
                                                                            ---------              -------

INVESTING ACTIVITIES:
       Proceeds from the sale of investments                                        -               84,158
       Purchases of short-term investments, net                                (3,718)             (73,737)
       Purchases of property, plant, and equipment                            (14,784)             (66,831)
       Investments                                                                  -               (9,000)
       Acquisition of business                                                      -               (2,529)
       Other                                                                       75                   62
                                                                            ---------              -------
       Net cash used by investing activities                                  (18,427)             (67,877)
                                                                            ---------              -------

FINANCING ACTIVITIES:
       Issuance of common stock                                                 2,503               33,858
       Treasury shares acquired                                              (183,993)                   -
       Dividends paid                                                          (3,123)              (3,219)
       Principal payments on debt                                                 (91)                (190)
                                                                            ---------              -------
       Net cash provided (used) by financing activities                      (184,704)              30,449
                                                                            ---------              -------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (29,370)             (14,936)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              563,322              462,496
                                                                            ---------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    533,952           $  447,560
                                                                            =========              =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
       Interest                                                          $        185           $      164
                                                                            =========              =======
       Income taxes, net                                                 $     24,947           $   26,551
                                                                            =========              =======

   Non-cash investing activities:
       Net assets of business acquired for subsidiary stock:
                  Fair value of assets, including goodwill               $          -           $   32,184
                  Liabilities assumed                                    $          -           $   17,191

                             SEE ACCOMPANYING NOTES

                                     4 of 12

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                       ------------------             ----------------
                                                    December 28,  December 29,   December 28,   December 29,
                                                        2001          2000           2001           2000
                                                    ------------  ------------   ------------   ------------
NET EARNINGS                                        $     39,155  $    70,802    $    76,266   $    184,085

OTHER COMPREHENSIVE
    INCOME (LOSS), NET OF TAX/(1)/

       Unrealized gains (losses) on marketable
         securities, net of reclassification
         adjustments of $0 in the three and
         six months ended December 28, 2001,
         $0 in the three months ended December 29,
         2000 and $65,791 in the six months ended
         December 29, 2000                                 3,142      (80,368)        (2,600)      (195,847)

       Minimum liability adjustments on
         retirement plans                                      -            -             62           (416)

       Foreign currency translation adjustments             (958)         809            529           (230)

       Changes in fair value of derivatives                  244            -           (354)             -
                                                    ------------  -----------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                         $     41,583  $    (8,757)  $     73,903   $    (12,408)
                                                    ============  ===========   ============   ============




/(1)/ Assumed 38 percent tax in fiscal years 2002 and 2001.



                             SEE ACCOMPANYING NOTES

                                     5 of 12

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

            Basic and diluted earnings per share are as follows:

                                  Three Months Ended December 28, 2001          Three Months Ended December 29, 2000
                                ---------------------------------------      ------------------------------------------
                                       Net                  Per Share                 Net                    Per Share
                                     Earnings     Shares     Amount                Earnings       Shares      Amount
                                     --------     ------     ------                --------       ------      ------

Basic earnings per common share:

    Net earnings                     $ 39,155     156,072    $  0.25               $  70,802      161,167    $  0.44


Diluted earnings per common share:


    Net earnings                     $ 39,155     157,559    $  0.25               $  70,802      167,247    $  0.42
                                     --------     -------    -------               ---------      -------    -------

Effect of dilutive stock options     $      -       1,487    $     -               $       -        6,080    $ (0.02)
                                     ========     =======    =======               =========      =======    =======



                                   Six Months Ended December 28, 2001            Six Months Ended December 29, 2000
                                ---------------------------------------      ------------------------------------------
                                       Net                  Per Share                 Net                    Per Share
                                     Earnings     Shares     Amount                Earnings       Shares      Amount
                                     --------     ------     ------                --------       ------      ------

Basic earnings per common share:

    Net earnings                     $ 76,266     157,042    $  0.49               $ 184,085      160,731    $  1.15


Diluted earnings per common share:


    Net earnings                     $ 76,266     158,738    $  0.48               $ 184,085      168,115    $  1.09
                                     --------     -------    -------               ---------      -------    -------

Effect of dilutive stock options     $      -       1,696    $  (0.1)              $       -        7,384    $ (0.06)
                                     ========     =======    =======               =========      =======    =======


            The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                               December 28,        December 29,
                                                   2001                2000
                                               ------------        ------------
            Number of options outstanding        12,506,060          2,018,399

            Weighted average exercise price     $     46.84        $     63.57


                                     6 of 12

C.   Inventories consist of the following:  December 28,   June 29,
                                               2001         2001
                                            ------------  ----------
     Raw materials and work-in-process      $  104,014    $  144,270
     Finished goods                             80,768        57,492
                                            ----------    ----------
     Total inventory                        $  184,782    $  201,762
                                            ==========    ==========

D. During the six months ended December 28, 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. In July 2001, we announced a buyback program for the purchase of up to 8,000,000 additional shares of our common stock. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

     We acquired 111,682 shares and 138,188 shares of our common stock from the deferral and conversion to cash of the payment of restricted stock that vested during the six months ended December 28, 2001 and December 29, 2000, respectively. In addition, we acquired 55,719 shares and 42,770 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the six months ended December 28, 2001 and December 29, 2000, respectively.

E. Other (income) expense for the quarter and six months ended December 28, 2001 included a gain of $16,200 from the appreciation in the market value of a warrant to purchase common stock. Other (income) expense for the six months ended December 29, 2000 included a gain of $78,757 from the sale of a portion of our investment in Bookham Technology plc, a UK-based developer and supplier of optical components. This gain was partially offset by other miscellaneous expenses. There were no significant items in other (income) expense for the quarter ended December 29, 2000.

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

G.   Scientific-Atlanta adopted Statement of Financial Accounting Standards
     (SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the three and six months ended December 29, 2000, goodwill amortization expense, net of tax, was $657 and $1,293, respectively. The impact of goodwill amortization on basic and diluted earnings per share follows:

                                      Three Months Ended            Six Months Ended
                                   December 28,  December 29,   December 28,   December 29,
                                      2001          2000            2001          2000
                                   -----------   ------------   ------------   ------------
     Reported net earnings         $    39,155   $     70,802   $     76,266   $    184,085
     Add: Goodwill amortization             --            657             --          1,293
                                   -----------   ------------   ------------   ------------
     Adjusted net earnings         $    39,155   $     71,459   $     76,266   $    185,378
                                   ===========   ============   ============   ============

     Basic earnings per share:
       Reported net earnings       $     0.25    $       0.44   $       0.49   $       1.15
       Goodwill amortization               --              --             --           0.01
                                   ----------    ------------   ------------   ------------
       Adjusted net earnings       $     0.25    $       0.44   $       0.49   $       1.16
                                   ==========    ============   ============   ============

     Diluted earnings per share
       Reported net earnings       $     0.25    $       0.42   $       0.48   $       1.09
       Goodwill amortization               --            0.01             --           0.01
                                   ----------    ------------   ------------   ------------
       Adjusted net earnings       $     0.25    $       0.43   $       0.48   $       1.10
                                   ==========    ============   ============   ============

     This statement also established a new method of testing goodwill for impairment. The results of our assessment did not result in any charges to operations for impairment of goodwill.

                                     7 of 12

H. In October 2001, we announced a restructuring of our worldwide operations in response to the business decline which included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. During the quarter ended December 28, 2001, we recorded restructuring charges of $18,737 which included severance costs of $9,862 for approximately 750 employees, $4,632 for expenses related to contractual obligations under leases to be cancelled, $2,102 for assets to be abandoned and $2,141 of miscellaneous expenses, primarily costs incurred in the quarter related to the transfer of manufacturing operations from Atlanta to Juarez. As of December 28, 2001, severance costs of approximately $2,729 had been paid to approximately 250 employees who had actually been terminated. The remaining 500 employees are primarily associated with manufacturing operations in Atlanta. We expect to complete the restructuring plan, including the closing of the Atlanta manufacturing facility, by the end of the fiscal year.

I. On January 3, 2002, Scientific-Atlanta paid $142,518 for 92.4 percent of the outstanding shares of BarcoNet NV, a European manufacturer of transmission and headend products for the cable industry, pursuant to a previously announced tender offer. We acquired an additional 4.1 percent of the outstanding shares for approximately $6,000 from a re-opened tender that will settle on February 12, 2002. These transactions had no effect on our second quarter financial results. We intend to do a squeeze-out to acquire all remaining equity securities.

                                     8 of 12

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.4 billion and cash on hand was $534.0 million at December 28, 2001. Cash decreased $29.4 million during the six months ended December 28, 2001. The decline was due primarily to the repurchase of 7,925,000 shares of our common stock for $184.0 million, which more than offset the $173.8 million of cash generated by operations.

     The current ratio of Scientific-Atlanta was 4.3:1 at December 28, 2001, up from 3.9:1 at June 29, 2001. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

     On January 3, 2002 Scientific-Atlanta paid cash of $142.5 million for 92.4 percent of the outstanding shares of BarcoNet NV, a European manufacturer of transmission and headend products for the cable industry throughout Europe and Asia. We acquired an additional 4.1 percent of the outstanding shares for approximately $6.0 million from a re-opened tender that will settle on February 12, 2002. These transactions had no effect on our second quarter financial results. We intend to do a squeeze-out to acquire all remaining equity securities.

RESULTS OF OPERATIONS
---------------------

     Scientific-Atlanta experienced declines in sales this quarter and for the first six months of fiscal year 2002 as compared to the prior year. These declines are attributable to lower unit sales volume of both subscriber and transmission products and lower average selling prices for digital set-tops. The number of digital set-tops shipped declined for both the second fiscal quarter and for the six months over comparable periods last year. Sales of digital set-tops depend in large part on the number of new net digital subscribers added by our customers. We believe the reduced sales levels were due, in large part, to the economic recession in the U.S. and other parts of the world and the resulting decline in capital spending by MSOs. A number of MSOs in Europe have publicly reported financial difficulties, which may adversely affect our potential for sales to these customers. Over the last six months, overall set-top pricing has declined approximately 10 percent. We believe these declines will continue in the future for our lower end models. Recently introduced high definition television set-tops and our Explorer(R) 4100 set-tops with integrated DOCSIS cable modems and Explorer 8000 set-tops which contain integrated hard drives and single user interfaces for personal video recording capabilities, which will both be introduced in the fourth fiscal quarter, will sell for higher per unit prices and may favorably impact the average sales price for digital set-tops.

     Sales for the quarter ended December 28, 2001 were $418.2 million, down 34 percent from the prior year, but up slightly over the preceding quarter. Sales of subscriber products were $282.8 million, down 33 percent from the prior year. We shipped approximately 865 thousand Explorer digital set-tops during the second quarter of fiscal 2002, down from 1.1 million in the prior year. In support of the on-demand television plans of our customers, we shipped 1,686 MultiQAM Modulators (MQAMs) in the quarter, up 75 percent over the prior year. MQAMS are capable of bringing video on demand and subscription video on demand services to digital cable subscribers. Scientific-Atlanta also shipped approximately 184 thousand cable modems during the quarter. Sales of transmission products were $117.8 million in the second quarter, down 36 percent from the prior year. International sales of transmission products increased 10 percent in the second quarter over the same quarter last year primarily from sales of products and services to Callahan NRW in Germany. Total international sales were 19 percent of total sales in the second quarter, as compared to 14 percent of total sales in the prior year.

     Sales for the six months ended December 28, 2001 were $828.3 million, down 33 percent from the prior year. Sales of subscriber products were $561.5 million, down 31 percent from the prior year. We shipped approximately 1.7 million digital set-tops during the six months ended December 28, 2001, down from over 2.1 million in the comparable period of the prior year. Sales of transmission products were $228.1 million, down 38 percent from the prior year. International sales were 20 percent of total sales in the six months ended December 28, 2001, up from 16 percent of total sales in the six months ended December 29, 2000.

                                     9 of 12

     Gross margins were 33.4 percent and 32.7 percent of sales for the three and six months ended December 28, 2001, 2.6 percentage points and 2.5 percentage points, respectively, higher than the comparable periods of the prior year. The continued benefit of cost reductions through product design, procurement and manufacturing more than offset the impact of lower volumes and price reductions in the quarter and six months ended December 28, 2001 as compared to the prior year.

     Research and development costs were $35.6 million in the quarter ended December 28, 2001, down 8 percent from the prior year due to the previously announced worldwide restructuring and expense reduction efforts. Research and development costs were $73.2 million for the six months ended December 28, 2001, flat as compared to the prior year. Research and development efforts during the year continued to focus on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products and services for our customer base.

     Selling and administrative expenses were $46.4 million and $91.1 million for the three and six months ended December 28, 2001, respectively, down 19 percent and 16 percent, respectively, from the comparable periods of the prior year. Reduced incentives due to our lower profitability, restructuring and expense reduction efforts and the elimination of amortization expense for goodwill resulted in lower selling and administrative expenses in the three and six months ended December 28, 2001. These reductions were offset partially by higher professional fees related to previously disclosed litigation.

     Scientific-Atlanta adopted Statement of Financial Accounting Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the quarter and six months ended December 29, 2000, goodwill amortization expense was $0.7 million and $1.3 million, respectively. SFAS No. 142 also requires an impairment test of goodwill upon adoption. The results of our assessment did not result in any charges to operations for impairment of goodwill.

     In October 2001, we announced a restructuring of our worldwide operations in response to the business decline which included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. During the quarter ended December 28, 2001, we recorded restructuring charges of $18.7 million which included severance costs of $9.9 million for approximately 750 employees, $4.6 million for expenses related to contractual obligations under leases to be cancelled, $2.1 million for assets to be abandoned and $2.1 million of miscellaneous expenses, primarily costs incurred in the quarter related to the transfer of manufacturing operations from Atlanta to Juarez. As of December 28, 2001, severance costs of approximately $2.8 million had been paid to approximately 250 employees who had actually been terminated. The remaining 500 employees are primarily associated with manufacturing operations in Atlanta. We expect to complete the restructuring plan, including the closing of the Atlanta manufacturing facility, by the end of the fiscal year. We anticipate that the restructuring will reduce costs and expenses by approximately $59.0 million on an annual basis, starting in the third quarter of fiscal year 2002. We also expect to record additional charges of approximately $9.0 million related to the restructuring plan in the second half of the fiscal year.

     Other (income) expense for the three and six months ended December 28, 2001 included a gain of $16.2 million from the appreciation in the market value of a warrant to purchase common stock. Other (income) expense for the six months ended December 29, 2000 included a gain of $78.8 million from the sale of a portion of our investment in Bookham Technology plc. This gain was partially offset by other miscellaneous expenses. There were no significant items in other (income) expense for the quarter ended December 29, 2000.

     Earnings before income taxes were $59.6 million and $115.8 million for the three and six months ended December 28, 2001, respectively, down $47.7 million and $168.0 million, respectively, from the comparable periods of the prior year. Lower volume of sales in the three and six months ended December 28, 2001 as compared to the prior year and charges related to our worldwide restructuring plan were the primary drivers in the year-over-year declines. These declines were partially offset by lower operating expenses and improved gross margin rates in fiscal year 2002. In the three months ended December 28, 2001, we also recorded a gain of $16.3 million from the appreciation in the market value of an investment.

                                    10 of 12

     Scientific-Atlanta's effective income tax rate was 34 percent for the three and six months ended December 28, 2001, unchanged from the quarter ended December 29, 2001 but down one percentage point from the six months ended December 29, 2000. The higher rate in fiscal year 2000 was due to the impact on the tax rate from research and development credits which was diminished with the higher levels of pretax earnings, as well as taxes to be paid on the gains from the sale of investments.

     Net earnings for the three and six months ended December 28, 2001 were $39.2 million and $76.3 million, respectively, compared to $70.8 million and $184.1 million in the comparable periods of the prior year. The year-over-year declines were driven primarily by lower volume of sales and charges in the three and six months ended December 28, 2001 related to our worldwide restructuring.

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

Explorer is a registered trademark of Scientific-Atlanta, Inc.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------   -----------------------------------------------------------
          (In thousands, except per dollar amounts)

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

     Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in other (income) expense. During the quarter ended December 28, 2001, we entered into forward contracts to purchase 188,500 Euros related to the acquisition of BarcoNet and recorded realized and unrealized gains of $490 and $35, respectively. At December 28, 2001, we had one of these contracts for 15,000 Euros at a rate of 0.88 to the U.S. dollar remaining which will be settled in the third quarter of fiscal 2002.

     Scientific-Atlanta holds a warrant to purchase common stock that is recorded at fair value. We also entered into a collar with put and call options which is designed to limit our exposure to fluctuations in the fair value of the warrant. During the three and six months ended December 28, 2001, we recorded unrealized gains of $16,311 from the appreciation in the fair value of the warrant and collar in other (income) expense.

Firmly committed purchase (sales) exposure and related hedging instruments at December 28, 2001 are as follows:


                                                                Canadian
                                                     Euros       Dollars
                                                  ------------ -----------
          Firmly committed purchase (sales)
               contracts                            (27,540)    23,446
          Notional amount of forward exchange
               contracts                            (26,858)    17,200
          Average contract amount
              (Foreign currency/United States
            dollar)                                    0.90       1.56

Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2003.

                                    11 of 12

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.
-------

               On December 3 through December 20, 2001, a hearing was held before an Administrative Law Judge in the International Trade Commission action described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001. An initial determination from the Judge is expected on or before March 21, 2002. The initial determination will be subject to review by the International Trade Commission, which in turn will issue a final determination on or before June 21, 2002.

Item 4.        Submission of Matters to a Vote of Security Holders.
-------

               The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

               (a) The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 7, 2001.

               (b)    Election of directors:

                                                Votes For   Withhold Authority
                                               -----------  ------------------
                      James I. Cash, Jr        130,847,648     1,364,188
                      David W. Dorman          130,990,986     1,220,850
                      James F. McDonald        130,968,040     1,243,796
                      Terence F. McGuirk       130,929,420     1,282,416


                      Marion H. Antonini, William E. Kassling, Mylle Bell Mangum, David J. McLaughlin, James V. Napier and Sam Nunn continue as directors

               (c)(i) Ratification of the selection of Arthur Andersen LLP as independent auditors for fiscal year ending June 28, 2002

                           Votes For           Votes Against        Abstain
                      -------------------      -------------    ---------------
                          128,635,097            2,852,600          724,139

Item 6.        Exhibits and Reports on Form 8-K.
-------

               (c)    Exhibits.

                      Exhibit No.              Description
                      -----------              -----------

                          99                   Cautionary Statements

               (d) No reports on Form 8-K were filed during the quarter ended December 28, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENTIFIC-ATLANTA, INC.
                                          ------------------------
                                              (Registrant)

          Date: February 11, 2002      By: /s/ Wallace G. Haislip
               --------------------       --------------------------------------
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