Form 10-Q
period 2002-03-29
SCIENTIFIC ATLANTA INC
filed 2002-05-13
CIK 87777

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 29, 2002
                                 --------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________


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



     As of April 26, 2002, Scientific-Atlanta, Inc. had outstanding 156,620,459 shares of common stock.

                         PART I - FINANCIAL INFORMATION

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended                      Nine Months Ended
                                               ---------------------------          -----------------------------
                                                March 29,        March 30,           March 29,          March 30,
                                                 2002              2001                2002               2001
                                               ---------        ----------          ----------         ----------
SALES                                          $ 452,690        $  663,700          $1,280,981         $1,892,370
                                               ---------        ----------          ----------         ----------

COSTS AND EXPENSES
     Cost of sales                               285,324           456,129             842,807          1,313,204
     Sales and administrative                     52,326            55,516             143,406            163,925
     Research and development                     37,505            40,978             110,702            114,287
     Restructuring                                 3,788                 -              22,525                  -
     Interest expense                                376               128                 592                322
     Interest income                              (4,697)           (9,590)            (16,609)           (28,933)
     Other (income) expense, net                  11,771             5,030              (4,541)           (69,697)
                                               ---------        ----------          ----------         ----------
     Total costs and expenses                    386,393           548,191           1,098,882          1,493,108
                                               ---------        ----------          ----------         ----------

EARNINGS BEFORE INCOME TAXES                      66,297           115,509             182,099            399,262

PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                      38,950            53,046              77,174            162,641
     Deferred                                    (16,436)          (13,773)            (15,124)           (23,700)
                                               ---------        ----------          ----------         ----------
NET EARNINGS                                   $  43,783        $   76,236          $  120,049         $  260,321
                                               =========        ==========          ==========         ==========

EARNINGS PER COMMON SHARE

     BASIC                                     $    0.28        $     0.47          $     0.77         $     1.62
                                               =========        ==========          ==========         ==========

     DILUTED                                   $    0.28        $     0.46          $     0.76         $     1.55
                                               =========        ==========          ==========         ==========


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING

     BASIC                                       156,439           161,651             156,841            161,038
                                               =========        ==========          ==========         ==========

     DILUTED                                     158,338           167,036             158,605            167,755
                                               =========        ==========          ==========         ==========

DIVIDENDS PER SHARE PAID                       $    0.01        $     0.01          $     0.03         $     0.03
                                               =========        ==========          ==========         ==========

                             SEE ACCOMPANYING NOTES

                                     2 of 16

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                              In Thousands
                                                                                ------------------------------------
                                                                                  March 29,                 June 29,
                                                                                    2002                      2001
                                                                                --------------         -------------
                                                                                (UNAUDITED)
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                   $   526,564            $  563,322
        Short-term investments                                                         225,813               191,001
         Receivables, less allowance for doubtful
            accounts of $8,309,000 at March 29
            and $5,982,000 at June 29                                                  335,372               502,289
         Inventories                                                                   181,635               201,762
         Deferred income taxes                                                          55,786                57,195
         Other current assets                                                           19,000                33,165
                                                                                   -----------            ----------
                  TOTAL CURRENT ASSETS                                               1,344,170             1,548,734
                                                                                   -----------            ----------

   PROPERTY, PLANT AND EQUIPMENT, at cost
       Land and improvements                                                            22,011                22,218
         Building and improvements                                                      79,697                67,946
         Machinery and equipment                                                       251,326               246,385
                                                                                   -----------            ----------
                                                                                       353,034               336,549
         Less - Accumulated depreciation and amortization                              130,421               108,934
                                                                                   -----------            ----------
                                                                                       222,613               227,615
                                                                                   -----------            ----------

   GOODWILL                                                                            166,750                58,063
   INTANGIBLE ASSETS                                                                    64,095                35,790
   NON-CURRENT MARKETABLE SECURITIES                                                    26,893                17,159
   DEFERRED INCOME TAXES                                                                40,269                26,732
   OTHER ASSETS                                                                         74,991                88,735
                                                                                   -----------            ----------
TOTAL ASSETS                                                                       $ 1,939,781            $2,002,828
                                                                                   ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
         Current maturities of long-term debt                                      $     1,265            $       91
         Accounts payable                                                              162,742               223,990
         Accrued liabilities                                                           170,998               164,991
         Income taxes currently payable                                                 31,918                 5,051
                                                                                   -----------            ----------
                  TOTAL CURRENT LIABILITIES                                            366,923               394,123
                                                                                   -----------            ----------

   LONG-TERM DEBT, LESS CURRENT MATURITIES                                               8,069                     -
                                                                                   -----------            ----------

   OTHER LIABILITIES                                                                   127,591                99,766
                                                                                   -----------            ----------

   STOCKHOLDERS' EQUITY
         Preferred stock, authorized 50,000,000 shares;                                      -                     -
             no shares issued
         Common stock, $0.50 par value, authorized 350,000,000 shares;
             issued 164,992,376 shares at March 29 and 164,899,158                      82,496                82,450
             shares at June 29
         Additional paid-in capital                                                    539,658               545,602
         Retained earnings                                                           1,050,400               935,038
         Accumulated other comprehensive loss, net of taxes of
              $8,589,000 at March 29 and $3,723,000 at June 29                         (14,012)               (6,075)
                                                                                   -----------            ----------
                                                                                     1,658,542             1,557,015
         Less--Treasury stock, at cost (8,493,585 shares at March 29
              and 859,339 shares at June 29)                                           221,344                48,076
                                                                                   -----------            ----------
                                                                                     1,437,198             1,508,939
                                                                                   -----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,939,781            $2,002,828
                                                                                   ===========            ==========

                             SEE ACCOMPANYING NOTES

                                     3 of 16

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                  ----------------------
                                                                  March 29,    March 30,
                                                                    2002         2001
                                                                  ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 362,031    $ 195,112
                                                                  ---------    ---------

INVESTING ACTIVITIES:
       Proceeds from the sale of investments                              -       84,158
       Purchases of short-term investments, net                     (23,741)     (78,139)
       Purchases of property, plant, and equipment                  (23,618)     (93,544)
       Investments                                                        -      (14,000)
       Acquisition of business, net of cash acquired               (143,286)      (2,529)
       Other                                                            164           67
                                                                  ---------    ---------
       Net cash used by investing activities                       (190,481)    (103,987)
                                                                  ---------    ---------

FINANCING ACTIVITIES:
       Issuance of common stock                                       3,591       41,089
       Treasury shares acquired                                    (183,993)           -
       Dividends paid                                                (4,687)      (4,837)
       Debt payments                                                (23,219)        (354)
                                                                  ---------    ---------
       Net cash provided (used) by financing activities            (208,308)      35,898
                                                                  ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (36,758)     127,023

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    563,322      462,496
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 526,564    $ 589,519
                                                                  ---------    =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid during the period:
       Interest                                                   $     302    $     274
                                                                  =========    =========
       Income taxes, net                                          $  43,803    $  71,422
                                                                  =========    =========

   Non-cash investing activities:
       Net assets of business acquired for subsidiary stock:
                  Fair value of assets, including goodwill        $       -    $  30,703
                  Liabilities assumed                             $       -    $  11,563

                             SEE ACCOMPANYING NOTES

                                     4 of 16

                    SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Three Months Ended        Nine Months Ended
                                                    ------------------        -----------------
                                                  March 29,    March 30,    March 29,    March 30,
                                                    2002         2001         2002         2001
                                                  ---------    ---------    ---------    ---------
NET EARNINGS                                      $  43,783    $  76,236    $ 120,049    $ 260,321

OTHER COMPREHENSIVE
    INCOME (LOSS), NET OF TAX/(1)/

       Unrealized gains (losses) on
         marketable securities, net                  (3,116)     (23,756)      (5,716)    (153,812)

       Reversal of unrealized (gains) losses
         on marketable securities sold                    -           79            -      (65,712)

       Retirement plans minimum
         liability adjustment                            (2)           -           60         (416)

       Foreign currency translation adjustments      (2,264)        (402)      (1,735)        (632)

       Changes in fair value of derivatives            (192)           -         (546)           -
                                                  ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME                              $  38,209    $  52,157    $ 112,112    $  39,749
                                                  =========    =========    =========    =========

/(1)/ Assumed 38 percent tax in fiscal years 2002 and 2001.

                             SEE ACCOMPANYING NOTES

                                     5 of 16

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

          Basic and diluted earnings per share are as follows:


                                   Three Months Ended March 29, 2002              Three Months Ended March 30, 2001
                                  ------------------------------------        ---------------------------------------

                                       Net                  Per Share                 Net                  Per Share
                                    Earnings      Shares     Amount                Earnings     Shares       Amount
                                    --------      ------     ------                --------     ------       ------
Basic earnings per common share:

    Net earnings                     $ 43,783    156,439     $  0.28              $  76,236     161,651    $  0.47

Diluted earnings per common share:

    Net earnings                     $ 43,783    158,338     $  0.28              $  76,236     167,036    $  0.46
                                     --------    -------     -------              ---------     -------    -------
Effect of dilutive stock options     $      -      1,899     $     -              $       -       5,385    $ (0.01)
                                     ========    =======     =======              =========     =======    =======

                                   Nine Months Ended March 29, 2002                Nine Months Ended March 30, 2001
                                ---------------------------------------       ---------------------------------------

                                       Net                  Per Share                 Net                  Per Share
                                    Earnings      Shares     Amount                Earnings     Shares      Amount
                                    --------      ------     ------                --------     ------      ------
Basic earnings per common share:

    Net earnings                     $120,049    156,841     $  0.77              $ 260,321     161,038    $  1.62

Diluted earnings per common share:

    Net earnings                     $120,049    158,605     $  0.76              $ 260,321     167,755    $  1.55
                                     --------    -------     -------              ---------     -------    -------
Effect of dilutive stock options     $      -      1,764     $ (0.01)             $               6,717    $ (0.07)
                                     ========    =======     =======              =========     =======    =======

          The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option's exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

                                                       March 29,     March 30,
                                                         2002          2001
                                                    -------------  ------------
          Number of options outstanding               9,863,313      8,204,337

          Weighted average exercise price           $    52.549    $    54.136

                                     6 of 16

                                                     March 29,       June 29,
      C.  Inventories consist of the following:        2002            2001
                                                  --------------    ------------

          Raw materials and work-in-process        $  110,814        $ 144,270
          Finished goods                               70,821           57,492
                                                   ----------        ---------
          Total inventory                          $  181,635        $ 201,762
                                                   ==========        =========

     D. During the nine months ended March 29, 2002, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. In July 2001, we announced a buyback program for the purchase of up to 8,000,000 additional shares of our common stock. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

          We acquired 111,682 shares and 138,188 shares of our common stock from the deferral and conversion to cash of the payment of restricted stock that vested during the nine months ended March 29, 2002 and March 30, 2001, respectively. In addition, we acquired 55,719 shares and 42,770 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the nine months ended March 29, 2002 and March 30, 2001, respectively.

     E. Other (income) expense of $11,771 for the quarter ended March 29, 2002 included losses of $13,762 related to other than temporary declines in the market value of equity investments and $13,280 from the decline in the market value of a warrant to purchase common stock. These losses were partially offset by gains of $10,575 from a collar on a warrant to purchase common stock and $6,842 from insurance proceeds. Other (income) expense of $4,541 for the nine months ended March 29, 2002 included gains of $2,920 and $10,686 from the appreciation in the market value of a warrant to purchase common stock and the related collar on the warrant, respectively, a gain of $6,842 from insurance proceeds and losses of $13,762 from the other than temporary declines in the market value of equity investments

          Other (income) expense of $5,030 for the quarter ended March 30, 2001 was comprised primarily of losses related to other than temporary declines in the market value of investments and the disposition of assets and expenses related to buildings that were vacated during the quarter as part of a consolidation of facilities in Georgia. Other (income) expense of $69,697 for the nine months ended March 30, 2001 included a gain of $78,757 from the sale of a portion of our investment in Bookham Technology plc, a UK-based developer and supplier of optical components. Other miscellaneous gains and losses for the three and nine months ended March 30, 2001 were not significant.

     F. During the quarter ended March 29, 2002, Scientific-Atlanta acquired approximately 98 percent of the equity securities of BarcoNet NV, a Belgium based manufacturer of cable television equipment, for a cash payment of $151,850. The remaining equity securities were acquired in April 2002 for a cash payment of approximately $4,100. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $107,229 of goodwill and $36,720 of other intangible assets. The results of operations of BarcoNet for the three months ended March 29, 2002 are included in the Consolidated Statements of Earnings from the date of acquisition.

          The unaudited pro forma summary below presents certain financial information as if the BarcoNet acquisition had occurred as of July 1, 2000. The pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on the first day of our fiscal year. Additionally, these pro forma results are not indicative of future results.

                                     7 of 16

                                          Three Months Ended                Nine Months Ended
                                    March 29, 2002   March 30, 2001   March 29, 2002    March 30, 2001
                                    --------------   --------------   --------------    --------------
Sales                                 $452,690           $687,459       $1,323,098         $1,966,041
Net income from continuing
    operations                        $ 43,783           $ 76,740       $  105,708         $  264,665
Loss from discontinued
    operations                               -           $ (8,010)      $  (33,890)        $   (7,854)
Net income                            $ 43,783           $ 68,730       $   71,818         $  256,811
Diluted earnings per share            $   0.28           $   0.41       $     0.45         $     1.53

     Losses from discontinued operations resulted from the discontinuance of Internet services activities by BarcoNet in fiscal year 2001.

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

G.   Scientific-Atlanta adopted Statement of Financial Accounting Standards
     (SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the three and nine months ended March 30, 2001, goodwill amortization expense, net of tax, was $676 and $1,996 respectively. The impact of goodwill amortization on basic and diluted earnings per share follows:


                                             Three Months Ended                        Nine Months Ended
                                       March 29,            March 30,           March 29,              March 30,
                                         2002                  2001              2002                     2001
                                   ---------------      ---------------      --------------        ---------------
     Reported net earnings           $   43,783            $  76,236           $  120,049             $  260,321
     Add:  Goodwill amortization              -                  676                    -                  1,996
                                     ----------            ---------           ----------             ----------
     Adjusted net earnings           $   43,783            $  76,912           $  120,049             $  262,317
                                     ==========            =========           ==========             ==========

     Basic earnings per share:
         Reported net earnings       $     0.28            $    0.47           $     0.77             $     1.62
         Goodwill amortization                -                 0.01                    -                   0.01
                                     ----------            ---------           ----------             ----------
         Adjusted net earnings       $     0.28            $    0.48           $     0.77             $     1.63
                                     ==========            =========           ==========             ==========

     Diluted earnings per share
         Reported net earnings       $     0.28            $    0.46           $     0.76             $     1.55
         Goodwill amortization                -                    -                    -                   0.01
                                     ----------            ---------           ----------             ----------
         Adjusted net earnings       $     0.28            $    0.46           $     0.76             $     1.56
                                     ==========            =========           ==========             ==========

     This statement also established a new method of testing goodwill for impairment. The results of our assessment did not result in any charges to operations for impairment of goodwill.

H. In October 2001, we announced a restructuring of our worldwide operations in response to the business decline which included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002 restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. During the nine months ended March 29, 2002, we recorded restructuring charges of $22,525 which included severance costs of $10,449 for approximately 780 employees, $5,524 for expenses related to contractual obligations under leases to be canceled, $4,079 for assets to be abandoned and $2,473 of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of March 29, 2002, severance costs of approximately $4,505 had been paid to approximately 330 employees who had actually been terminated. The remaining 450 employees are primarily associated with manufacturing operations in Atlanta. We expect to complete the restructuring plan, including the closing of the Atlanta manufacturing facility, by the end of the fiscal year.

                                     8 of 16

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Scientific-Atlanta had stockholders' equity of $1.4 billion and cash on hand was $526.6 million at March 29, 2002. Cash decreased $36.8 million during the nine months ended March 29, 2002. The decline was due primarily to the repurchase of 7,925,000 shares of our common stock for $184.0 million, and acquisition of BarcoNet NV for $151.8 million, which more than offset the $362.0 million of cash generated by operations.

     During the quarter ended March 29, 2002, Scientific-Atlanta acquired approximately 98 percent of the equity securities of BarcoNet NV, a Belgium based manufacturer of cable television equipment, for a cash payment of $151.8 million. The remaining equity securities were acquired in April 2002 for a cash payment of approximately $4.1 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $107.2 million of goodwill and $36.7 million of other intangible assets. The results of operations of BarcoNet for the three months ended March 29, 2002 are included in the Consolidated Statements of Earnings from the date of acquisition.

     The current ratio of Scientific-Atlanta was 3.7:1 at March 29, 2002, down slightly from 3.9:1 at June 29, 2001. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS
---------------------

     Scientific-Atlanta experienced declines in sales this quarter and for the nine months of fiscal year 2002 as compared to the prior year. These declines are attributable to lower unit sales volume of both subscriber and transmission products and lower average selling prices for digital set-tops. The number of digital set-tops shipped declined for both the fiscal quarter and for the nine months over comparable periods last year. Sales of digital set-tops depend in large part on the number of new net digital subscribers added by our customers. We believe the reduced sales levels were due, in large part, to the economic recession in the U.S. and other parts of the world and the resulting decline in capital spending by MSOs. A number of MSOs in Europe have publicly reported financial difficulties, which may adversely affect our potential for sales to these customers.

     Although the domestic cable industry is comprised of thousands of cable systems, a small number of large cable television multiple systems operators
(MSOs) own a large portion of the cable television systems and account for a significant portion of the capital expenditures made by cable television system operators. A loss of business from a significant MSO could have a material adverse effect on our business. During the nine months ended March 29, 2002, sales of our products to AOL Time Warner, Inc. and its affiliates, Charter Communications, Inc. and its affiliates, Cox Communications, Inc. and its affiliates, and Adelphia and its affiliates were approximately 31 percent, 13 percent, 12 percent and 10 percent, respectively, of total sales. Accounts receivable at March 29, 2002 from these customers aggregated $192.7 million, of which $83.8 million was from Adelphia and its affiliates.

     Overall set-top pricing has declined approximately 15 percent in the three and nine months ended March 29, 2002, compared to the comparable periods of the prior year. We believe these declines will continue in the future for our lower end models. Recently introduced high definition television set-tops and our Explorer(R) 4100 set-tops with integrated DOCSIS cable modems and Explorer 8000 set-tops which contain integrated hard drives and single user interfaces for personal video recording capabilities, which will both be introduced in the fourth fiscal quarter, will sell for higher per unit prices and may favorably impact the average sales price for digital set-tops.

     Sales for the quarter ended March 29, 2002 were $452.7 million, down 32 percent from the prior year, but up $34.5 million, or 8 percent over the preceding quarter. Sales of subscriber products were $281.5 million, down 40 percent from the prior year. We shipped approximately 879 thousand Explorer digital set-tops during the third quarter of fiscal 2002, down from 1.4 million in the prior year. In support of the on-demand television plans of our customers, we shipped 3,300 MultiQAM Modulators (MQAMs) in the quarter, up from approximately 600 in the prior year. MQAMS are capable of bringing video on demand and subscription video on demand services to digital cable subscribers. Scientific-Atlanta also shipped approximately 183 thousand cable modems during the quarter, approximately the same as last quarter.

                                     9 of 16

     Sales of transmission products were $135.8 million in the third quarter, down 23 percent from the prior year. International sales of transmission products increased 13 percent in the third quarter over the same quarter last year primarily from sales of products and services to Kabel Nordrhein-Westfalen GmbH & Co. KG ("K-NRW") in Germany. On April 26, 2002, K-NRW informed its syndicate banks that an event of default had occurred under its Senior Credit Agreement. K-NRW has suspended or cancelled a number of work orders previously issued to the Cable Upgrade Consortium, of which we are a member and through which we furnish our products and services. In addition, K-NRW has requested of all members of the consortium a 120-day payment moratorium on all outstanding invoices. At the end of the third fiscal quarter, our exposure in accounts receivable and inventory relating to this customer was approximately $50 million. These events may impact revenues from this customer and the results of operations in future quarters. Total international sales were 18 percent of total sales in the third quarter, as compared to 13 percent of total sales in the prior year. BarcoNet sales for the quarter ended March 29, 2002 were $17.9 million.

     Sales for the nine months ended March 29, 2002 were $1,281.0 million, down 32 percent from the prior year. Sales of subscriber products were $843.0 million, down 34 percent from the prior year. We shipped approximately 2.6 million digital set-tops during the nine months ended March 29, 2002, down from over 3.5 million in the comparable period of the prior year. Sales of transmission products were $364.0 million, down 33 percent from the prior year. International sales were 19 percent of total sales in the nine months ended March 29, 2002, up from 15 percent of total sales in the nine months ended March 30, 2001.

     Gross margins were 37.0 percent and 34.2 percent of sales for the three and nine months ended March 29, 2002, 5.7 percentage points and 3.6 percentage points, respectively, higher than the comparable periods of the prior year. The increases in gross margin were attributable to favorable product mix, lower material costs, and cost reductions related to the ongoing transfer of manufacturing operations to Juarez, Mexico. Higher volumes of transmission products, improved margins in our Media Networks business, and the addition of BarcoNet also contributed to higher gross margins.

     Research and development costs were $37.5 million in the quarter ended March 29, 2002, down 8 percent from the prior year due to the previously announced worldwide restructuring and expense reduction efforts. Research and development costs were $110.7 million for the nine months ended March 29, 2002, down slightly as compared to the prior year. Research and development efforts during the year continued to focus on the development of applications and enhancements to our interactive broadband networks. Scientific-Atlanta continues to invest in research and development programs to support existing products as well as future potential products and services for our customer base. Research and development for the three and nine months ended March 29, 2002 included $0.7 million of in-process technology purchased in connection with the acquisition of BarcoNet which had not yet reached technological feasibility and had no alternative future use.

     Selling and administrative expenses were $52.3 million and $143.4 million for the three and nine months ended March 29, 2002, respectively, down 6 percent and 13 percent, respectively, from the comparable periods of the prior year. Reduced incentives due to our lower profitability, restructuring and expense reduction efforts and the elimination of amortization expense for goodwill resulted in lower selling and administrative expenses in the three and nine months ended March 29, 2002. These reductions were offset partially by higher professional fees related to previously disclosed litigation and the acquisition of BarcoNet in the third quarter of fiscal year 2002.

     Scientific-Atlanta adopted Statement of Financial Accounting Standards
(SFAS) No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In the quarter and nine months ended March 29, 2001, sales and administrative expense included goodwill amortization of $1.0 million and $3.1 million, respectively. SFAS No. 142 also requires an impairment test of goodwill upon adoption. The results of our assessment did not result in any charges to operations for impairment of goodwill.

     In October 2001, we announced a restructuring of our worldwide operations in response to the business decline which included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. During the nine months ended March 29, we recorded restructuring charges of $22.5 million which included severance costs of $10.4 million for approximately 780 employees, $5.5 million for expenses related to contractual obligations under leases to be cancelled, $4.1 million for assets to be abandoned and $2.5 million of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of March 29, 2002, severance costs of approximately $4.5

                                    10 of 16
million had been paid to approximately 330 employees who had actually been terminated. The remaining 450 employees are primarily associated with manufacturing operations in Atlanta. We expect to complete the restructuring plan, including the closing of the Atlanta manufacturing facility, by the end of the fiscal year. We anticipate that the restructuring will reduce costs and expenses by approximately $59.0 million on an annual basis, starting in the third quarter of fiscal year 2002. We also expect to record additional charges of approximately $3 million related to the restructuring plan in the fourth quarter of fiscal year 2002.

     Other (income) expense of $11.8 million for the quarter ended March 29, 2002 included losses of $13.8 million related to other than temporary declines in the market value of equity investments and $13.3 million from the decline in the market value of a warrant to purchase common stock. These losses were partially offset by gains of $10.6 million from a collar on a warrant to purchase common stock and $6.8 million from insurance proceeds. Other (income) expense of $4.5 million for the nine months ended March 29, 2002 included gains of $2.9 million and $10.7 million from the appreciation in the market value of a warrant to purchase common stock and the related collar on the warrant, respectively, a gain of $6.8 million from insurance proceeds and losses of $13.8 million from the other than temporary declines in the market value of equity investments.

     Other (income) expense of $5.0 million for the quarter ended March 30, 2001 was comprised primarily of losses related to other than temporary declines in the market value of investments and the disposition of assets and expenses related to buildings that were vacated during the quarter as part of a consolidation of facilities in Georgia. Other (income) expense for the nine months ended March 30, 2001 included a gain of $78.8 million from the sale of a portion of our investment in Bookham Technology plc, a UK-based developer and supplier of optical components. Other miscellaneous gains and losses for the three and nine months ended March 30, 2001 were not significant.

     Earnings before income taxes were $66.3 million and $182.1 million for the three and nine months ended March 29, 2002, respectively, down $49.2 million and $217.2 million, respectively, from the comparable periods of the prior year. Lower volume of sales in the three and nine months ended March 29, 2002, as compared to the prior year and charges related to our worldwide restructuring plan were the primary drivers in the year-over-year declines. These declines were partially offset by lower operating expenses and improved gross margin rates in fiscal year 2002.

     Scientific-Atlanta's effective income tax rate was 34 percent for the three and nine months ended March 29, 2002, compared to 34 percent and 35 percent for the three and nine months ended March 30, 2001, respectively. The higher rate in fiscal year 2001 was related to higher taxes paid on gains from the sale of investments.

     Net earnings for the three and nine months ended March 29, 2002 were $43.8 million and $120.0 million, respectively, compared to $76.2 million and $260.3 million in the comparable periods of the prior year. The year-over-year declines were driven primarily by lower volume of sales and charges in the three and nine months ended March 29, 2002 related to our worldwide restructuring.

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

     Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2001 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. The following is a brief description of the more significant accounting policies and methods used.

General
-------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable and inventory reserves and accrued liabilities, principally relating to warranty provisions.


                                    11 of 16

Revenue Recognition
-------------------

     Our principal sources of revenues are from sales of broadband transmission networks, digital interactive subscriber systems and content distribution networks. Scientific-Atlanta's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. We recognize revenue when (1) there is an agreement with the customer,

(2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. Revenue is also recognized only when we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

     Our right of return policy, which is standard for virtually all sales, allows a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. Our agreements generally do not include acceptance clauses. However, if an agreement includes an acceptance clause, revenue is recorded at the time of acceptance.

Allowance for Doubtful Accounts
-------------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.

Inventory Reserves
------------------

     We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand. Any significant, unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

Warranty Costs
--------------

     We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product return rates or in the costs to repair our products could have a significant impact on our operating results.

                                    12 of 16

     OFF-BALANCE SHEET FINANCING
     ---------------------------

     In July 1997, we entered into a long-term operating lease arrangement, which provided $38 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is five years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $38 million at a fixed rate of 6.51 percent per annum. A final lease payment of $38 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $38 million. The lessor is a non-bank general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution.

     The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 "Accounting for Leases", as amended. The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta because the lessor does not meet the conditions for consolidation under Emerging Issues Task Force Issue 90-15 "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Lease Transactions."

     After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

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

Explorer is a registered trademark of Scientific-Atlanta, Inc. Prisma IP is a trademark of Scientific-Atlanta, Inc.

                                    13 of 16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------
         (In thousands, except per dollar amounts)

     We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. Any ineffectiveness is recorded through earnings. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged. Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in other (income) expense. At March 29, 2002, we had a forward contract to sell 68,525 Euros. This contract hedges our foreign currency exposure on a Euro-denominated receivable.

Firmly committed purchase (sales) exposure and related hedging instruments at March 29, 2002 are as follows:

                                                  Euros       Canadian Dollars
                                                ---------   --------------------
     Firmly committed purchase (sales)
         contracts                              (55,620)          25,278
     Notional amount of forward exchange
         contracts                              (35,930)          16,800
     Average contract amount
         (Foreign currency/United States
         dollar)                                   0.88             1.58

Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2003.

     Scientific-Atlanta holds a warrant to purchase common stock that is recorded at fair value. We also entered into a collar with put and call options which is designed to limit our exposure to fluctuations in the fair value of the warrant. During the nine months ended March 29, 2002, we recorded unrealized gains of $2,920 and $10,686 from the appreciation in the fair value of the warrant and collar, respectively, in other (income) expense.

                                    14 of 16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------

         Following a hearing held before the International Trade Commission in Washington, DC, in December, closing briefs were filed by the parties on January 31, 2002. Closing arguments were scheduled for February 20, 2002, but canceled by the judge. A decision in the matter was originally due by March 21, 2002, however the judge extended the ruling date to June 21, 2002.

         In the Atlanta Federal court, Gemstar filed a motion for summary judgment in its favor on March 1, 2002. This motion relates to one claim of one of the patents construed in the so-called "Markman Order." That patent expired in 2001. On April 5, 2002 Scientific-Atlanta responded to Gemstar's motion and filed a motion for summary judgment in its favor with respect to all claims of both patents construed in the Markman Order.

         A purported shareholder derivative action, styled Thompson v. McDonald,
                                                           ---------------------
         et al., was filed in Gwinnett County Superior Court against all of our
         ------
         directors and certain officers. Although a courtesy copy of the complaint has been supplied to us by counsel to the plaintiff shareholder, neither we nor the other defendants have been served with the complaint. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001 and described in our Form 10-K for the year ended June 29, 2001. This plaintiff shareholder is seeking to recover damages for us in an unspecified amount.

Item 5.  Other Information.
-------

         In separate press releases issued on April 3 and September 26 of 2001, we announced that the Prisma IP(TM) CMTS Line Card, which was to be jointly developed with Pacific Broadband Communications, Inc. ("PBC") and integrated with our Prisma IP optical transport platform, would be commercially available in calendar year 2002. Since that time, Juniper Networks, Inc. ("Juniper"), which acquired PBC, and Scientific-Atlanta have determined to strategically postpone the development and commercial introduction of the Prisma IP Line Card pending the development of additional video applications for the Prisma IP optical transport platform. Because it is uncertain when these applications will be completed, we are unable, at this time, to state when the Prisma IP Line Card will be commercially available.

         We previously stated that we expected the AOL Time Warner applications of instant messaging, e-mail and chat to be broadly available in calendar year 2002, via graphic "buttons" placed on TVs using our Explorer set-tops. We currently do not expect such applications to be broadly available via our Explorer set-tops by the end of calendar year 2002.


                                    15 of 16

Item 6.  Exhibits and Reports on Form 8-K.
-------

         (a)     Exhibits.

                 Exhibit No.            Description
                 -----------            -----------

                     99                 Cautionary Statements

         (b) No reports on Form 8-K were filed during the quarter ended March 29, 2002. On May 3, 2002, Scientific-Atlanta filed Amendment No. 1 to Form 8-K, which was filed April 26, 2002, reporting the appointment of Ernst & Young LLP as the Company's independent auditor for fiscal year 2002 and the dismissal of Arthur Andersen LLP as the Company's independent auditor on April 19, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENTIFIC-ATLANTA, INC.
                                          ------------------------
                                                (Registrant)

    Date: May 13, 2002               By: /s/ Wallace G. Haislip
         ----------------               ----------------------------
                                         Wallace G. Haislip
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and duly
                                         authorized signatory of the Registrant)





                                    16 of 16