Form 10-K
period 2002-06-28
SCIENTIFIC ATLANTA INC
filed 2002-09-25
CIK 87777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 1-5517

SCIENTIFIC-ATLANTA, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-0612397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5030 Sugarloaf Parkway	30044
Lawrenceville, Georgia	(Zip Code)
(Address of principal executive offices)

770-236-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 23, 2002 as approximately $2,034,427,493.

As of August 23, 2002, the Registrant had outstanding 154,115,182 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

In this Form 10-K, the words “Scientific-Atlanta,” “we,” “our,” “ours,” and “us” refer to Scientific-Atlanta, Inc. and its subsidiaries.

Our fiscal year ends on the Friday closest to June 30 of each year. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 2000 refers to our fiscal year ended June 30, 2000, fiscal year 2001 refers to our fiscal year ended June 29, 2001 and fiscal year 2002 refers to our fiscal year ended June 28, 2002.

This Form 10-K includes “forward-looking statements.” The words “may,” “will,” “should,” “continue,” “future,” “potential,” “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “estimate” and similar expressions identify forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see Exhibit 99 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

Item 1.       Business

General

Established as a Georgia corporation in 1951, Scientific-Atlanta, Inc. has evolved from a manufacturer of electronic test equipment for antennas and electronics to one of the leading providers of end-to-end networks used by programmers and cable operators and a provider of worldwide customer service and support for the cable television industry.

These networks are comprised of equipment and software that reside at the programmer’s facility, at the cable operator’s headend (or “central office”), in the outside transmission plant (whether underground or aerial), and in the consumer’s home. Our products include satellite communications equipment that transports programming from its source to geographically distributed headends, optical communications products that transport information within metropolitan areas to individual neighborhoods, and radio frequency (RF) electronics products that provide connectivity within the neighborhoods to each consumer’s home. Increasingly, as these networks have transitioned to digital technology, our products have included integrated computer systems and software at the cable operators’ headends. These systems manage video and data services for large networks, often comprising hundreds of thousands of consumers. Our products that reside in the consumer’s home include digital interactive set-tops and high-speed cable modems.

In January 2002, we acquired BarcoNet, NV, a Belgium-based, leading provider of multimedia distribution solutions for broadband cable and broadcast applications, as well as terrestrial, telecom, satellite and wireless applications, particularly in Europe. The results of operations of BarcoNet for the six months ended June 28, 2002 are included in our Consolidated Statements of Earnings from the date of acquisition. In April 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, which provides the content distribution networks. We have operated only in the Broadband segment since the sale of the satellite network systems business to ViaSat.

Products

We are a producer of a wide variety of broadband products for the cable television industry. Our Explorer® digital set-tops, digital headends, and related software products are designed to enable subscribers to access new interactive television services developed by us and third parties, such as video-on-demand (VOD), e-mail through cable television service, Web browsing, various types of electronic commerce and other Internet

Protocol (IP) services. Several of these advanced services, including VOD, e-mail, electronic commerce and Web browsing, have already been deployed on some of our customers’ networks.

Sales of our Explorer digital set-tops constituted approximately 52 percent, 57 percent, and 34 percent of Scientific-Atlanta’s total sales in fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002, we began shipping our Explorer 3100HD High-Definition set-top and our Explorer 4000 DVB home gateway set-top. The 3100HD combines high-definition video capability with both analog and digital broadcast services, as well as interactive television services. The home gateway set-top is designed to serve the in-home network or gateway market with two tuners and a built-in DOCSIS modem. The Explorer 4000 DVB set-top is designed to satisfy the market requirements for Europe and offers cable operators video and data services using Hybrid Fiber/Coax networks. In April 2002, two customer sites began in-home trials of our Explorer 8000 home entertainment server set-tops, which provide personal video recording (PVR) capabilities together with a variety of optional interactive applications.

MQAM (Multi-Quadrature Amplitude Modulation) Modulators provide an advanced, cost-efficient solution for mass deployment of VOD services. These devices, part of Scientific-Atlanta’s digital headend product, encrypt and modulate MPEG-2 video content so that such content can be securely transported through conventional cable television RF networks. During fiscal year 2002, several of our customers completed successful video-on-demand launches within selected systems, and as a result, our shipments increased to over 7,000 MQAMs from approximately 3,000 MQAMs in fiscal year 2001. Our shipments of MQAMs are dependent upon our customers launching VOD services. As of July 2002, approximately 39 of our customer sites had launched VOD services. There can be no assurance that launches of VOD services by our customers will increase from historical levels or that existing levels of such VOD launches will be maintained.

Through our subsidiary PowerTV, Inc., we develop and market operating system and middleware software products for the advanced digital interactive cable television markets, including the PowerTV® Operating System and an HTML engine. We have also developed a number of interactive applications, such as Internet TV (e.g., e-mail, web browsing and chat) and VOD applications. Scientific-Atlanta and PowerTV both actively conduct third party developer support programs for the Explorer network. As of June 28, 2002, System Release 1.5, our newest network software platform which extends the session setup capability of the network and provides the scalability that our customers require to broadly deploy higher traffic applications, had been installed on approximately 58 percent of the Scientific-Atlanta sites.

Our cable modem products are designed to enable subscribers to access high-speed data communication services over cable networks. During fiscal year 2002, we shipped approximately 665,000 WebSTAR™ cable modems, which we began shipping in January 2001. Various products in our WebSTAR cable modem product line have received various certifications, including DOCSIS 1.0, DOCSIS 1.1, Euro-DOCSIS, CE, BroadJump and @Home.

Our products that transmit signals from the cable operator to the end-user customer include headend products and monitoring software; optoelectronics (digital transport, analog transport, and nodes); RF amplifiers, taps and passives. These products enable operators to transmit video, data and voice over the same network, with a reverse path for customers to communicate back through the network to a variety of services.

Sales of our optoelectronic products constituted approximately 11 percent, 9 percent, and 9 percent of Scientific-Atlanta’s total sales in fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002 we began shipments of our Compact Node Type 90071, which is a dual high level output node that allows operators to considerably reduce the number of amplifiers needed per node, and our Compact Fiber Deeper Node Type 90090, which is designed to eliminate the need for amplifiers after the node.

During fiscal year 2002, we also announced the release of several new transmission products designed to help our customers offer and deliver advanced digital interactive services to their subscribers. The Prisma GbE™ Gigabit Ethernet Transport System offers a scalable solution for high-speed delivery of VOD and other on-demand content streams. The Continuum DVP™ Dense QAM Array is a scalable, self-contained device combining MPEG routing, QAM modulation and upconversion functions specifically for on-demand content.

Sales of our RF distribution products constituted approximately 7 percent, 10 percent and 18 percent of our total sales for fiscal years 2002, 2001, and 2000, respectively.

Our other products include encoders, statistical multiplexers, modulators and receivers. Customers, such as television programmers, broadcasters, and service providers use these products to deliver compressed digital video via satellite to cable operators and viewers.

Services

We have consolidated most of our service functions into a single professional services organization, SciCare™ Broadband Services, with its goal being to ensure effective post-sale service for customers using our products, whether such products are under warranty or no longer under warranty. SciCare Broadband Services offers a variety of maintenance and service contracts to customers using products manufactured or sold by Scientific-Atlanta and by other manufacturers, in addition to providing software and systems integration, and installation, management and consulting services.

Marketing and Sales

Our products are sold primarily through our own sales personnel who work out of offices throughout the United States and various foreign countries. Our management is also actively involved in marketing and sales activities. In addition, certain products are marketed in the United States through independent sales representatives, independent distributors and system integrators.

Sales to customers outside the U.S. constituted 20 percent, 15 percent and 21 percent of our total sales for fiscal years 2002, 2001 and 2000, respectively. See Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K. In addition to direct sales by Scientific-Atlanta, sales of our products outside the United States are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of our products outside the United States are also made to independent system integrators and dealers who resell the products to customers.

The following sets forth the customers that constituted at least 10 percent of our total sales during the preceding three fiscal years:

•	Sales of products to AOL Time Warner, Inc. and its affiliates were 30 percent, 22 percent and 23 percent of our total sales in fiscal years 2002, 2001 and 2000, respectively.

•	Sales of products to Charter Communications, Inc. and its affiliates were 14 percent, 20 percent and 14 percent of our total sales in fiscal years 2002, 2001 and 2000, respectively.

•	Sales of products to Cox Communications, Inc. and its affiliates were 12 percent, 7 percent and 7 percent of our total sales in fiscal years 2002, 2001 and 2000, respectively.

•	Sales of products to Adelphia Communications Corporation and its affiliates were 7 percent, 18 percent and 2 percent of our total sales in fiscal years 2002, 2001 and 2000, respectively.

•
Sales of products, consisting primarily of analog set-tops, to MediaOne and its affiliates during fiscal year 2000 were 7 percent of our total sales. Sales to AT&T Corporation were 3 percent of our total sales in fiscal year 2000. During fiscal year 2000, MediaOne merged with AT&T Corporation. Our sales to the combined entity have constituted 2 percent of our total sales during each of fiscal years 2002 and 2001.

In June 2002, Adelphia Communications Corporation and more than 200 of its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Adelphia bankruptcy, Scientific-Atlanta removed from backlog all orders with Adelphia, totaling $199.8 million. As a result of the Adelphia bankruptcy, we also wrote off receivables from Adelphia of $88.8 million and reversed revenue of approximately $5.0 million, that had been deferred from sales of products to Adelphia, which resulted in additional bad debt expense of $83.7 million ($55.2 million after-tax) in the fourth quarter of fiscal year 2002. In August 2002, we negotiated terms and conditions under which we will ship our products and provide services to Adelphia in the future, but have not received any significant orders.

The merger of AT&T and Comcast Corporation, announced in December 2001, was approved by their shareholders in July 2002. The completion of the merger is subject to certain regulatory approvals.

Backlog

Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. Scientific-Atlanta’s backlog as of June 28, 2002 and June 29, 2001 was $410,600,000 and $900,900,000, respectively. We believe that approximately 90 percent of the backlog existing at June 28, 2002 will be shipped within the succeeding fiscal year. Our policy is to place in our backlog firm orders for product scheduled for shipment within six months from the date entered into backlog. The quality of orders not shipped within the six month bookings policy is assessed to determine if the order should remain in backlog. If the quality of the order has not been impaired and the order is scheduled to ship within the next twelve months, the order remains in backlog. The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any time does not reflect expected revenues for any fiscal period.

During the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish) suspended or cancelled a number of work orders previously issued to the Cable Upgrade Consortium, of which we are a member and through which we furnish our products and services. ish also requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. In addition, Callahan Nordrhein-Westfalen GmbH, indirect parent of ish, initiated insolvency proceedings under German law in July 2002. At June 28, 2002, we had approximately $24,000,000 of orders in-process and orders completed and accepted by ish included in backlog, for which we had not recognized revenue. We are currently in negotiations with ish regarding the structure and timing of payment of outstanding invoices. Based on our understanding of the Consortium’s legal position as a creditor of ish and current negotiations with ish, we believe the collectibility of the carrying value of these orders is probable.

Product Research and Development and Patents

We conduct an active research and development program to strengthen and broaden existing products and systems and to develop new products and systems. Our development strategy is to identify products and systems which are, or are expected to be, needed by a substantial number of customers in large markets and to allocate a greater share of our research and development resources to areas with the highest potential for future benefits to Scientific-Atlanta. In addition, we develop specific applications related to our present technology. Expenditures in the last three fiscal years were principally for software and hardware development for, and system integration related to, our digital set-top and digital network products, and development of our cable modem products, optoelectronic and RF transmission products, PowerVu® products and BarcoNet products (since acquisition in January 2002). In fiscal years 2002, 2001 and 2000, our research and development expenses were $148,652,000, $165,124,000 (including a $10,778,000 stock compensation charge related to the PowerTV tender offer), and $122,403,000, respectively.

We hold patents with respect to certain of our products and actively seek to obtain patent protection for significant inventions and developments. Patents are important to our business. See Item 3. Legal Proceedings.

Manufacturing

Manufacturing operations range from complete assembly of a particular product by one individual or small group of individuals to semi-automated assembly lines for volume production. Because many of our products include precision electronic components requiring close tolerances, we maintain rigorous and exacting test and inspection procedures designed to prevent production errors, and also constantly review our overall production techniques to enhance productivity and reliability. We conduct operations at the following key facilities: Juarez, Mexico; Scarborough, Ontario, Canada; Sonderborg, Denmark; and Kortrijk, Belgium. During fiscal year 2002, we completed the transfer of all of our Atlanta-based manufacturing to our Juarez facility. As a result of this transfer, we expect that approximately 70 percent of our in-house manufacturing will be performed in our Juarez facility.

After our January 2002 acquisition of BarcoNet NV, which has extensive operations in Europe and Asia Pacific regions, and the transfer of our remaining Atlanta, Georgia manufacturing operations to Juarez, Mexico facility in June 2002, we have and expect to continue to have significant international operations with a majority of our product manufacturing located outside the United States. Long-lived assets in the United States, Mexico, and Belgium were 58 percent, 3 percent and 36 percent, respectively, of total long-lived assets in fiscal year 2002; 88 percent, 6 percent, and 0 percent, respectively, of total long-lived assets in fiscal year 2001; and 81 percent, 10 percent and 0 percent, respectively, of total long-lived assets in fiscal year 2000. Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Accordingly, our future sales and results of operations could be adversely affected by a variety of political and economic factors in various geographic regions, including foreign currency fluctuations, changes in a specific country’s or region’s political conditions or changes or continued weakness in economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures and unexpected changes in regulatory requirements.

Materials and Supplies

Except for certain Application Specific Integrated Circuits (ASICs), the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate. Significant suppliers include the following:

•
STMicroelectronics, Micron Semiconductor Products, Inc. and Philips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops;

•	Askey Corporation is our sole provider of our cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of tuners and are a primary supplier of analog set-tops, which they manufacture for us;

•
Cablevision Electronics Co., Ltd. and Zinwell Corporation, both Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products; and

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

For fiscal year 2002, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Employees

As of August 23, 2002, we employed approximately 5,700 regular full-time and part-time employees and approximately 170 additional workers employed through temporary employment agencies. We believe our employee relations are satisfactory.

Competition

Our products compete with those of a substantial number of companies worldwide.

Our Explorer digital set-tops, digital headends, and related software products compete with products from a number of companies. These include companies that develop and sell products entirely of their own design and companies that license technology from us. It is possible that some of these products could be sold through retail channels, and thus we may be subject to competition from a variety of companies with retail brands that are more familiar to consumers than ours. Further, the Federal Communications Commission (FCC) has mandated that digital tuners be incorporated into television sets by 2006. Thus, television manufacturers may soon integrate into their products some of the technology that also is available in our set-top products. In each of these current and future competitive scenarios, some of the competitors have significantly greater resources, financial and otherwise, than we do. In addition, substitute products are distributed by direct broadcast satellite (DBS) service providers through retail channels. These products may be subsidized by DBS operators, and they may be sold together with services that are not available from cable operators.

Our cable modem products and our products that transmit signals from the cable operator to the end-user customer compete with products from a large number of companies, some of which have significantly greater resources, financial and otherwise, than we do.

We believe that our ability to compete in the industry has resulted from our marketing strategies, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices, and broad coverage of the market by our sales personnel.

Item 2.       Properties

We own and use office and manufacturing facilities in Lawrenceville, Georgia; Juarez, Mexico; and Kortrijk, Belgium. We also lease manufacturing facilities in Scarborough, Ontario, Canada and Sonderborg, Denmark and office and warehouse spaces in El Paso, Texas; Kortrijk, Belgium; and Reading, United Kingdom.

Item 3.       Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia Communications Corporation, one of our principal customers, filed for Chapter 11 bankruptcy protection in June 2002. We are a member of the Creditors’ Committee in Adelphia’s bankruptcy proceeding. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the Securities and Exchange Commission (“SEC”) and the Justice Department. One aspect of the numerous charges concerns Adelphia’s marketing support agreement with us and the manner in which Adelphia accounted for such arrangement. The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta, and the government has been interviewing Scientific-Atlanta personnel with respect to the marketing support agreement. We believe that we properly accounted for the marketing support agreement in our financial statements. We further believe that the focus of the government’s investigation of Scientific-Atlanta is on the actions taken by Scientific-Atlanta in the formulation and implementation of the Adelphia marketing support agreement, including the role of executives and other personnel in our accounting, finance, sales and legal departments with respect to such agreement. Scientific-Atlanta is conducting an internal review of the matter, and is cooperating in the government’s investigation. There can be no assurance as to the outcome of this investigation and its effects on Scientific-Atlanta.

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the United States District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the Court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. We filed a motion to dismiss the complaint during the Spring of 2002. We are awaiting the Court’s decision on our motion to dismiss. We intend to vigorously defend this matter.

A purported shareholder derivative action was filed in Gwinnett County Superior Court against all of our directors and certain officers. Although a courtesy copy of the complaint has been supplied to us by counsel to the plaintiff shareholder, neither we nor the other defendants have been served with the complaint. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001 and described in the foregoing paragraph. This plaintiff shareholder is seeking to recover damages from us in an unspecified amount.

We have filed several lawsuits as plaintiff against Gemstar International Group Ltd. and affiliated companies. On December 3, 1998, we filed an action against Gemstar International Group Ltd. (now Gemstar-TV Guide International, Inc.), in the U.S. District Court in Atlanta, Georgia. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.” The suit alleges that Gemstar violated federal antitrust laws and misused certain patents. We seek damages, an injunction and a declaration that eight patents that Gemstar asserts are related to electronic program guides are invalid, unenforceable and not infringed. Gemstar has filed a counterclaim against us alleging infringement of five of the patents.

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

On October 29, 2001, the U.S. District Court in Atlanta issued an Order interpreting two of the Gemstar patents which Scientific-Atlanta challenged in the lawsuits described above. The so-called “Markman Order” was issued after oral argument and briefing of the interpretation issues regarding the so-called ‘815 and ‘272 Levine patents. The Company and Gemstar have filed cross-motions for summary judgment on the patents construed in the “Markman Order.” Gemstar’s motion however relates to only one claim of one patent, while the Company’s motion relates to all claims of both patents. A hearing on these motions has been held and we are waiting for a ruling by the Court. On August 30, 2002 the Court granted the company’s motion for summary judgment, finding that the Explorer line of set-top boxes did not infringe the two patents-in-suit either directly or under the “doctrine of equivalents.”

On April 23, 1999, we filed a patent infringement action against Gemstar in the U.S. District Court in Atlanta. The suit alleges that Gemstar infringes three Scientific-Atlanta patents relating to electronic program guides, and seeks damages and injunctive relief.

On June 25, 1999, we filed an action against StarSight Telecast, Inc., a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents that StarSight asserts are related to electronic program guides. StarSight initially answered our complaint as to one of the two patents, and filed a counterclaim against us alleging infringement of this one patent. After proceedings before the court, StarSight ultimately answered the complaint as to the second patent, but has not filed a counterclaim based on that patent. StarSight’s counterclaim seeks damages and injunctive relief. StarSight also filed a motion for preliminary injunctive relief pending the final outcome of the case. This case is now in the discovery phase.

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

By Order dated October 6, 2000, the United States District Court in Atlanta denied StarSight Telecast, Inc.’s motion for leave to file a motion for preliminary injunction in the declaratory judgment action filed by the Company against StarSight relating to two StarSight patents, including the so-called “121” or “Young” patent. StarSight filed a motion asking the Court to reconsider its Order, and on October 31, 2000 that motion to reconsider was denied by the Court.

On February 14, 2001, Gemstar initiated an investigation in the International Trade Commission (the “ITC”) under Section 337 of the Tariff Act of 1930 (the “Act”) against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. The investigation was based on Gemstar’s allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties since July 1999 when Scientific-Atlanta sought a declaratory judgment of non-infringement in the federal court in Atlanta. Immediately prior to filing the 337 action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of certain of the patents claimed in the 337 action. Scientific-Atlanta moved to stay any proceedings in these actions pending the outcome of the 337 action.

On June 21, 2002, the Administrative Law Judge in the International Trade Commission action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. Specifically, the Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002 the full ITC determined not to review any issues regarding patent infringement or inventorship. By declining to review those issues, the ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue. The ITC determined to take no position on the issue of Gemstar’s patent misuse. In light of these determinations, the Commission has concluded that there is no violation of section 337 of the Tariff Act of 1930 by Scientific-Atlanta.

In both of the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where the Gemstar defendants’ patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing electronic program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party may also be entitled to an injunction against the future sale of infringing electronic program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing electronic program guides and could cause the offending party to have to redesign their program guide to avoid infringement.

None of the actions described above is related to the 1995 American Arbitration Association arbitration action brought against us by StarSight. That arbitration action concerned the alleged delay by us in the deployment of StarSight-capable set-top boxes and our development of a competing electronic program guide allegedly using StarSight’s proprietary information in violation of a licensing agreement between us and StarSight. StarSight won an award in that action from the arbitration panel, which we appealed to federal court. While the appeal was pending the controversy was settled by a cross-license agreement between the parties. The arbitration action did not address the issue of patent infringement by either StarSight or us.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Scientific-Atlanta’s security holders during the last quarter of its fiscal year ended June 28, 2002.

Item 4A.        Executive Officers of Scientific-Atlanta

The following persons are the executive officers of Scientific-Atlanta:

Name	Age	Executive Officer Since	Present Office

James F. McDonald	62	1993	Chairman of the Board, President and Chief Executive Officer

H. Allen Ecker	66	1979	Executive Vice President

Conrad J. Wredberg, Jr.	61	1995	Executive Vice President of International Markets

J. Lawrence Bradner	51	1999	Senior Vice President; President, SciCare Broadband Services

Dwight B. Duke	50	1997	Senior Vice President; President, Transmission Network Systems

William E. Eason, Jr.	59	1993	Senior Vice President, General Counsel and Corporate Secretary

Wallace G. Haislip	53	1998	Senior Vice President, Chief Financial Officer and Treasurer

Michael P. Harney	47	2001	Senior Vice President; President, Subscriber Networks

Brian C. Koenig	55	1988	Senior Vice President, Human Resources

Robert C. McIntyre	52	1999	Senior Vice President and Chief Technical Officer

Patrick M. Tylka	52	2000	Senior Vice President; President, Worldwide Sales

John A. Buckett II	55	2002	Vice President, Corporate Development

Julian W. Eidson	63	1978	Vice President and Controller

Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

Mr. Bradner has served as Senior Vice President of Scientific-Atlanta since August 1999. From March 1996 to May 1999, he served as Chairman and Chief Executive Officer of Syntellect, Inc., an enterprise voice portal software company.

Mr. McIntyre has served as Senior Vice President and Chief Technical Officer since May 1999. Prior to joining Scientific-Atlanta in February 1999, he was employed by Avex Electronics, Inc., a contract manufacturing firm, as President and Chief Executive Officer from June 1998 to November 1998 and as Chief Operating Officer from September 1997 through November 1998.

All other executive officers have been employed by Scientific-Atlanta in the same or substantially similar capacities for more than five years. There are no family relationships among the executive officers.

PART II

Item 5.        Market for the Registrant’s Common Stock and Related Matters

The common stock, par value $0.50 per share, of Scientific-Atlanta is traded on the New York Stock Exchange under the symbol “SFA.” As of June 28, 2002, the approximate number of holders of record of the common stock was 5,995.

In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal years 2001 and 2002, Scientific-Atlanta paid a quarterly cash dividend on its common stock of $0.01 per share.

Information as to the high and low stock prices for each quarter of fiscal years 2002 and 2001 follows.

	Fiscal Quarters
	First	Second	Third	Fourth
Fiscal Year 2002
High	$44.80	$31.19	$28.18	$24.85
Low	$15.80	$16.30	$20.87	$15.50

Fiscal Year 2001
High	$93.38	$71.13	$63.70	$65.50
Low	$58.69	$32.00	$29.44	$36.10

Set forth in the table below is certain information about securities issuable under Scientific-Atlanta’s equity compensation plans as of June 28, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,630,436	$32.11	5,058,093
Equity compensation plans not approved by security holders	9,613,596	$40.16	2,344,283

Total	19,244,032	$36.13	7,402,376

Under the 1996 Stock Option Plan, options may be granted covering up to 15,000,000 shares of common stock. Options are granted by the Human Resources and Compensation Committee of the Company’s board of directors to key personnel for the purchase of the Company’s stock at the fair market value of the shares on the dates of grant. Options granted under the Stock Option Plan vest in four equal, annual installments beginning on the date of grant.

Item 6.       Selected Financial Data

Selected Financial Data is set forth on page 19 of this Report.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Consolidated Statements of Financial Position, of Consolidated Statements of Earnings, and of Consolidated Statements of Cash Flows are set forth on pages 22 through 25, 27 through 34, and 36 and 37 of this Report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings. We recorded charges of $166,000 for ineffectiveness in fiscal year 2002 in Other (income) expense. There were no charges for ineffectiveness recorded in fiscal years 2001 and 2000. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase (sales) exposure and related hedging instruments at June 28, 2002 are as follows:

	Euros	Canadian Dollars
Firmly committed purchase (sales) contracts	(39,270,000)	24,698,000
Notional amount of forward contracts	(33,220,000)	22,150,000
Average contract amount (Foreign currency/United States dollar)	1.13	1.57

At June 28, 2002, we had unrealized losses of $1,016,000, net of tax of $623,000, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in Other (income) expense. We recorded losses of $390,000 in fiscal year 2002 related to such contracts. We had no speculative contracts in fiscal years 2001 or 2000. At June 28, 2002, we had forward contracts to sell 4,160,000 Euros which did not meet the criteria for a hedge. These contracts serve as an economic hedge of a portion of our foreign currency exposure on Euro-denominated operations.

We have market risks associated with the volatility in the value of our non-current marketable securities which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding losses of $4,430,000 and $223,541,000 in fiscal years 2002 and 2001, respectively, and after-tax, unrealized gains of $216,587,000 in fiscal year 2000. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded gains of $79,792,000 and $5,889,000 from the sale of a portion of our investments in fiscal years 2001 and 2000, respectively. We did not sell any of our securities in fiscal year 2002. We recorded losses of $6,419,000 and $1,838,000 from other-than-temporary declines in the fair value of our investments in common stock in fiscal years 2002 and 2001, respectively. No such losses were recorded in fiscal year 2000.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. We also entered into a collar with put and call options which is designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, are valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During fiscal year 2002, we recorded unrealized gains of $1,603,000 and $17,651,000 from the appreciation in the fair value of the warrants and collar, respectively, in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $14,650,000 in fiscal year 2002 from other-than-temporary declines in the fair value of our investments in privately-held companies. No such losses were recorded in fiscal years 2001 or 2000.

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 20 through 61 of this Report. See Part IV, Item 14, for an index of the statements, notes and schedule.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 19, 2002, we announced that our Board of Directors had appointed Ernst & Young LLP as our independent auditor for fiscal year 2002. The appointment of Ernst & Young was made by the Board of Directors on the recommendation of its Audit Committee and concluded an extensive evaluation process. On April 19, 2002, we also dismissed Arthur Andersen LLP as the independent auditor for the Company.

Arthur Andersen’s reports on the financial statements for the fiscal years ended June 30, 2000 and June 29, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal years 2000 and 2001 and the subsequent interim period through April 19, 2002 (the “Period”), there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with the report. During the Period, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. During the Period, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta’s definitive proxy statement for Scientific-Atlanta’s 2002 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(1)	The consolidated financial statements listed below are included on pages 20 through 60 of this Report.

Reports of Independent Public Accountants.

Consolidated Statements of Financial Position as of June 28, 2002 and June 29, 2001.

Consolidated Statements of Earnings for each of the three years in the period ended June 28, 2002.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended June 28, 2002.

Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

Page
		Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended June 28, 2002.	61

All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)
During the last quarter of fiscal year 2002, Scientific-Atlanta filed a Current Report on Form 8-K dated April 19, 2002, and an amendment thereto on Form 8-K/A, disclosing changes in certifying accountant under Item 4.

(c)	Exhibits:

Periodic reports, proxy statements and other information filed by Scientific-Atlanta with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at, or obtained at prescribed rates from, the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Scientific-Atlanta. Scientific-Atlanta’s SEC file number reference is Commission File No. 1-5517.

Exhibit No.	Description

3.1
Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

3.2
By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

4.1
Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta’s Registration Statement on Form 8-A dated April 7, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.1
Credit Agreement dated May 11, 1995 among Scientific-Atlanta, the Lenders (as defined therein), The Bank of New York and ABN AMRO Bank N.V., as co-agents, and NationsBank of Georgia, National Association, as agent (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.2
First Amendment to Credit Agreement dated December 29, 1995 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (formerly known as NationsBank of Georgia, National Association) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.3
Letter Amendment dated April 5, 1996 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.4
Second Amendment to Credit Agreement dated June 28, 1996 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.5
Third Amendment to Credit Agreement dated January 27, 1997 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.6
Letter Amendment dated April 23, 1997 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(r) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.7
Letter Amendment dated April 24, 1998 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(o) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.8
Fourth Amendment to Credit Agreement dated November 6, 1998 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (successor to NationsBank, N.A. (South) (filed as Exhibit 10.14 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.9
Amended and Restated Credit Agreement dated May 7, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.1.10
Amendment No. 1 to the Amended and Restated Credit Agreement dated June 22, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(q) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.11
Second Amendment to Amended and Restated Credit Agreement dated May 4, 2000 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.12
Third Amendment to Amended and Restated Credit Agreement dated June 22, 2001 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to Nationsbank, N.A. (filed as Exhibit 10.1.12 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.13
Fourth Amendment to Amended and Restated Credit Agreement dated May 28, 2002 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A. successor to Nationsbank, N.A.

10.2.1
Credit and Investment Agreement dated July 30, 1997 among Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto (filed as Exhibit 10(s) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.2
Lease Agreement dated July 30, 1997 between Wachovia Capital Markets, Inc. and Scientific-Atlanta (filed as Exhibit 10(t) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.3
Ground Lease dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(v) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.4
Acquisition, Agency, Indemnity and Support Agreement dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(u) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.5
Letter Amendment dated September 30, 1997 to Credit and Investment Agreement among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.11 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.6
First Amendment to Lease Agreement dated October 9, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.16 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.7
Amendment to Credit and Investment Agreement dated November 30, 1997 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.12 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.8
Second Amendment to Lease Agreement dated November 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.17 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.2.9
Second Amendment to Credit and Investment Agreement dated November 9, 1998 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.13 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.10
First Amendment to Ground Lease dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.10 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.11
Third Amendment to Lease Agreement dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.11 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.3*
Stock Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.3 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.4*
Non-Employee Directors Stock Option Plan, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.5*
Deferred Compensation Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.6*
Scientific-Atlanta Retirement Plan for Non-Employee Directors (filed as Exhibit 10.4 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.7*
Executive Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.8*
1996 Employee Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.9*
Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.10*
Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.11*
Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.12*
1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.		Description

10.13*
Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10(j) to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.14*
Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.1	*
Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.2	*
Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.16*
Scientific-Atlanta 1992 Employee Stock Option Plan (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.17*		Executive Benefit Substitution Agreement dated April 27, 2001 between Scientific-Atlanta and James F. McDonald.

10.18*		Letter of Assignment dated December 14, 2001 from Scientific-Atlanta to Conrad J. Wredberg, Jr.

21		Significant Subsidiaries of Scientific-Atlanta.

23.1		Consent of Independent Public Accountants.

23.2		Notice Regarding Consent of Arthur Andersen LLP.

99.1		Cautionary Statements.

99.2		Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2002	2001	2000	1999	1998

Sales	$1,671,117	$2,512,016	$1,715,410	$1,243,473	$1,181,404

Cost of Sales	1,086,961	1,718,160	1,212,655	888,162	850,738
Sales and Administrative Expense	270,483	222,027	177,588	162,017	165,639
Research and Development Expense	148,652	154,346	122,403	117,261	111,546
Stock Compensation Expense Related to Tender for Shares of PowerTV	—	10,778	—	—	—
Restructuring Expense	28,164	—	—	—	23,412
Interest Expense	869	411	564	635	476
Interest Income	(22,335)	(36,879)	(19,636)	(8,526)	(5,963)
Other (Income) Expense, Net	(112)	(67,229)	(747)	(62,281)	(79,863)

Earnings Before Income Taxes	158,435	510,402	222,583	146,205	115,419

Provision for Income Taxes	54,051	176,728	66,775	43,862	34,626

Net Earnings	$104,384	$333,674	$155,808	$102,343	$80,793

Basic Earnings Per Share	$0.67	$2.06	$0.99	$0.67	$0.51

Diluted Earnings Per Share	$0.66	$1.99	$0.94	$0.65	$0.50

Cash Dividends Paid Per Share	$0.040	$0.040	$0.035	$0.030	$0.030

Working Capital	$975,911	$1,154,611	$770,471	$563,650	$457,830

Total Assets	$1,914,627	$2,002,828	$1,779,460	$1,062,274	$940,223

Short-Term Debt and Current Maturities of Long-Term Debt	$1,739	$91	$386	$416	$726
Long-Term Debt, Less Current Maturities	8,600	—	102	370	983
Stockholders’ Equity	1,436,791	1,508,939	1,214,960	738,166	632,077

Total Capital Invested	$1,447,130	$1,509,030	$1,215,448	$738,952	$633,786

Gross Margin % of Sales	35.0%	31.6%	29.3%	28.6%	28.0%

Return on Sales	6.2%	13.3%	9.1%	8.2%	6.8%

Return on Average Stockholders’ Equity	7.3%	24.9%	17.2%	15.6%	13.9%

Effective Tax Rate	34.1%	34.6%	30.0%	30.0%	30.0%

Report of Independent Public Accountants

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statement of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 28, 2002, and the related consolidated statement of earnings, cash flows and stockholders’ equity and comprehensive income for the year then ended appearing on pages 26, 35, 38 and 42, respectively. Our audit included the financial statement schedule listed in the index on Item 14(a) as of and for the year ended June 28, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 28, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the year ended June 28, 2002, when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
July 18, 2002

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Scientific-Atlanta’s filing on Form 10-K for the fiscal year ended June 29, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. Page references in Arthur Andersen’s opinion are to Scientific-Atlanta’s Form 10-K for fiscal year 2001.)

Report of Independent Public Accountants

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 29, 2001 and June 30, 2000 and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended June 29, 2001 appearing on pages 19, 27, 30 and 31, respectively. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 19, 2001

Report of Management

The management of Scientific-Atlanta, Inc. (the Company) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements, which include amounts that are based on management’s best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States and are free of material misstatement. Management also prepared the other information in the Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

Management assessed the Company’s system of internal control in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements. Based on its assessment, it is management’s opinion that its system of internal control as of June 28, 2002 is effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

As part of their audit of our financial statements, Ernst & Young LLP considered certain elements of our system of internal controls in determining their audit procedures for the purpose of expressing an opinion on the financial statements.

The audit committee of the board of directors is composed solely of outside directors and is responsible for recommending to the board the independent public accountants to be retained for the year. The audit committee met seven times this year to review with management the Company’s system of internal accounting controls, audit plans and results, accounting principles and practices, and the annual financial statements.

James F. McDonald	Wallace G. Haislip
Chairman of the Board	Senior Vice President
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Management’s Discussion and Analysis of Consolidated Statements of Financial Position

Scientific-Atlanta had stockholders’ equity of $1.4 billion and cash and short-term investments of $731.3 million at June 28, 2002. The current ratio was 3.9:1 at June 28, 2002, unchanged from June 29, 2001.

Receivables were $261.1 million at fiscal year-end, compared to $502.3 million at the prior year-end. Average days sales outstanding were 83 days in fiscal year 2002, as compared to 63 days in the prior year. The year-over-year increase in average days sales outstanding was primarily due to delayed payments and the subsequent bankruptcy filing by Adelphia Communications Corporation (Adelphia) described below and a 120-day moratorium on payments by another customer described further in Management’s Discussion and Analysis of Consolidated Statements of Earnings. The allowance for doubtful accounts of $5.7 million decreased slightly from the prior year. The decline in receivables was due primarily to the lower sales volume in fiscal year 2002 as compared to the prior year. In addition, we wrote off $88.8 million of receivables from Adelphia in the fourth quarter of fiscal year 2002 related to the uncertainty of the collectibility of the receivables due to Adelphia’s filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in June 2002. See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional discussion of the impact of Adelphia’s bankruptcy filing on Scientific-Atlanta.

Inventory was $217.5 million at June 28, 2002, up $15.7 million from the prior year. Inventory turnover declined to 5.6 turns in fiscal year 2002 from 7.8 turns in the prior year. The decline in inventory turns was due primarily to the lower sales volume in fiscal year 2002 as compared to the prior year, the introduction of new products, such as the Explorer 8000 and Explorer 3100HD and the acquisition of BarcoNet in fiscal year 2002.

Current deferred income taxes of $57.0 million consist of expenses incurred and reserves, such as the allowance for doubtful accounts, inventory reserves and warranty reserves, not currently deductible for income tax purposes.

Other current assets of $50.6 million include income taxes receivable, vendor deposits, prepaid insurance, prepaid license fees and other miscellaneous prepaid expenses. The $17.4 million increase in fiscal year 2002 as compared to the prior year is due primarily to a receivable for income taxes at June 28, 2002 as compared to an income tax payable at June 29, 2001.

Net property, plant and equipment of $222.4 million declined $5.2 million in fiscal year 2002 from the prior year. During fiscal year 2002, depreciation and net disposals exceeded capital additions of $36.2 million, which were primarily for tooling and test equipment and the addition of $19.8 million of net property, plant and equipment from the acquisition of BarcoNet NV (BarcoNet) discussed below. The lower level of capital spending in fiscal year 2002 as compared to fiscal year 2001 was driven by the reduction in required production capacity due to lower demand for our products in fiscal year 2002.

Goodwill of $195.6 million at June 28, 2002 increased $131.1 million from the prior year primarily due to the acquisition of BarcoNet. During fiscal year 2002, Scientific-Atlanta acquired 100 percent of the equity securities of BarcoNet, a Belgium-based manufacturer of cable television equipment, for a cash payment of $157.5 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $117.1 million of goodwill and $26.4 million of other intangible assets, which are being amortized over varying periods up to seven years.

In July 2000, PowerTV acquired 100 percent of the outstanding stock of PRASARA (a provider of software and technical solutions for interactive television) for shares of PowerTV

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

common stock and $2.6 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed, including $19.3 million of goodwill and $12.4 million of other intangibles, which are being amortized over five years.

In March 2001, we announced a tender offer to purchase the outstanding shares of PowerTV not already owned by Scientific-Atlanta. We held approximately 85 percent of the outstanding shares of PowerTV prior to the tender offer. As the result of the tender offer, which was concluded in April 2001, we now own approximately 98 percent of the outstanding shares of PowerTV. The additional shares were acquired for an aggregate price of $66.8 million paid in cash. In addition, we recorded $45.1 million of goodwill and $7.4 million of other intangibles, which are being amortized over five years.

The applications of the purchase price to goodwill and intangibles in the acquisitions discussed above were based on management’s estimates and valuations provided by external financial advisors.

Intangible assets consist primarily of developed technology and patents. The year-over-year increase of $19.6 million is primarily related to the intangible assets recognized from the acquisition of BarcoNet described above.

Non-current marketable securities consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are reported at market value. During fiscal year 2002, we recorded unrealized losses of $7.1 million, compared with unrealized losses of $360.6 million in fiscal year 2001, on our investments in common stock due to market value fluctuations, which were included in accumulated other comprehensive income. We also recorded charges of $6.4 million and $1.8 million in fiscal years 2002 and 2001, respectively, for other-than-temporary declines in the market value of certain investments in common stock which were included in Other (income) expense. We also recorded unrealized gains of $19.3 million in Other (income) expense from the appreciation in the market value of warrants and a collar on a warrant in fiscal year 2002. There were no unrealized gains or losses on warrants in fiscal year 2001. During fiscal year 2001, we sold a portion of our investments in Bookham Technology plc (Bookham) and Wink Communications, Inc. (Wink). See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional information.

Non-current deferred income taxes of $20.8 million relate primarily to accruals for expenses, primarily postemployment and postretirement benefits, currently not deductible.

Other assets include investments in privately-held companies, license fees, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses. The year-over-year decline was due to a $14.6 million other-than-temporary decline in the market value of investments in privately-held companies offset partially by additional software development costs capitalized in fiscal year 2002. See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional discussion of the decline in the market value of investments.

Accounts payable were $170.3 million at year-end, down $53.7 million from last year reflecting lower production volumes in fiscal year 2002 as compared to the prior year. Days payable were 57 in fiscal year 2002 as compared to 50 days in the prior fiscal year.

Accrued liabilities of $169.5 million include accruals for compensation, deferred revenue, provisions for businesses sold, warranty and service obligations, provisions for restructuring, customer down-payments,

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

royalties and taxes (excluding income taxes). Reduced incentive compensation accruals due to our lower profitability were more than offset by increased provisions for warranty and service. Provisions for warranty and service increased year-over-year primarily due to an increase in the number of digital set-tops and digital set-top models covered by extended warranties.

Other liabilities of $127.7 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits, deferred revenues, and other miscellaneous accruals. The year-over-year increase was primarily due to a $22.1 million increase in deferred compensation at June 28, 2002 as compared to June 29, 2001. The increase was due to a higher level of deferrals of incentive and other compensation by participants in the deferred compensation plan.

Long-term debt consists primarily of a mortgage we assumed as the result of the acquisition of BarcoNet.

Stockholders’ equity was $1.4 billion at the end of fiscal year 2002, down $72.1 million from the prior year. Net earnings of $104.4 million, a $5.9 million decline in accumulated other comprehensive loss, primarily from unrealized gains on foreign currency translation, and $7.9 million of additional paid-in capital and common stock from the issuance of common stock pursuant to employee benefit and other stock-based compensation plans were more than offset by the repurchase of 7,925,000 shares of our common stock for $184.0 million and dividend payments of $6.3 million.

The accumulated other comprehensive loss at June 28, 2002 included $3.9 million and $1.0 million of unrealized losses on marketable securities and foreign currency forward contracts, respectively, and $3.8 million of deferred expenses related to retirement plans. These losses were partially offset by accumulated translation gains of $8.5 million.

During July and August 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32.4 million pursuant to a stock buyback program announced on July 25, 2001. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36 million to finance the construction of the initial phase of our consolidated office site in metropolitan Atlanta, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments of approximately $0.2 million per month equal the interest on the $36 million at a fixed rate of 6.51 percent per annum. A final lease payment of $36 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36 million. The lessor is a non-bank general-purpose corporation owned by Wachovia Bank, N.A. that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution.

The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended. The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

Scientific-Atlanta has no other off-balance sheet financing arrangements.

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

Contractual Commitments

Contractual commitments at June 28, 2002 under debt and lease agreements are summarized below.

Commitment	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$10,339	$1,739	$2,268	$2,089	$5,243
Operating leases	27,823	11,525	11,514	3,098	1,689

Total	$38,162	$13,264	$13,782	$5,184	$5,932

As noted above, we entered into a long-term operating lease arrangement which expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. A final lease payment of $36 million is due at the termination of the lease. The commitment schedule does not include any obligations under this lease after July 2004.

Consolidated Statements of Financial Position

	(In Thousands, Except Share Data)
	2002	2001

Assets
Current assets
Cash and cash equivalents	$376,429	$563,322
Short-term investments	354,848	191,001
Receivables, less allowance for doubtful accounts of $5,723 in 2002 and $5,982 in 2001	261,149	502,289
Inventories	217,452	201,762
Deferred income taxes	56,998	57,195
Other current assets	50,608	33,165

Total current assets	1,317,484	1,548,734

Property, plant and equipment, at cost
Land and improvements	21,943	22,218
Buildings and improvements	78,464	67,946
Machinery and equipment	241,420	246,385

	341,827	336,549
Less – accumulated depreciation and amortization	119,407	108,934

	222,420	227,615

Goodwill	195,645	64,588

Intangible assets	48,909	29,265

Non-current marketable securities	28,498	17,159

Deferred income taxes	20,771	26,732

Other assets	80,900	88,735

Total Assets	$1,914,627	$2,002,828

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$1,739	$91
Accounts payable	170,308	223,990
Accrued liabilities	169,526	164,991
Income taxes currently payable	—	5,051

Total current liabilities	341,573	394,123

Long-term debt, less current maturities	8,600	—

Other liabilities	127,663	99,766

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, authorized 50,000,000 shares; no shares issued
Common stock, $0.50 par value, authorized 350,000,000 shares, issued 164,992,376 shares in 2002 and 164,899,158 shares in 2001	82,496	82,450
Additional paid-in capital	530,712	545,602
Retained earnings	1,033,168	935,038
Accumulated other comprehensive loss, net of taxes of $121 in 2002 and $3,723 in 2001	(197)	(6,075)

	1,646,179	1,557,015
Less – Treasury stock, at cost (8,361,862 shares in 2002 and 859,339 shares in 2001)	209,388	48,076

	1,436,791	1,508,939

Total Liabilities and Stockholders’ Equity	$1,914,627	$2,002,828

See accompanying notes.

Management’s Discussion and Analysis of Consolidated Statements of Earnings

The Consolidated Statements of Earnings summarize Scientific-Atlanta’s operating performance over the last three years. All references to per share amounts relate to diluted earnings per share.

Net earnings were $104.4 million, or $0.66 per share in fiscal year 2002 as compared to $333.7 million, or $1.99 per share in fiscal year 2001. Earnings in fiscal year 2002 included an after-tax bad debt expense of $55.2 million related to the write-off of accounts receivable from Adelphia resulting from its bankruptcy, after-tax charges of $20.0 million associated with the mark-to-market of various investments and the restructurings announced in October 2001 and July 2002, and after-tax gains of $4.5 million from insurance proceeds. Excluding these special items, net earnings were $175.1 million, or $1.11 per share.

We consider significant non-recurring gains or losses and significant gains or losses which were not from operations as special items and charges. These special items and charges would include restructuring charges, bad debt expense resulting from the bankruptcy of a significant customer, gains or losses from the sale of investments, unrealized gains and losses on warrants and other similar gains or losses.

Earnings of $333.7 million in fiscal year 2001 include an after-tax gain of $49.5 million from the sale of a portion of our investments in Bookham and Wink and a one-time, after-tax charge of $7.1 million related to the tender of shares held by minority shareholders of PowerTV. Excluding these special items, net earnings were $291.3 million or $1.74 per share in fiscal year 2001.

Excluding the special charges discussed above, net earnings and earnings per share in fiscal year 2002 were $116.2 million and $0.63 per share lower than net earnings and earnings per share in fiscal year 2001, respectively. The 33 percent decline in sales more than offset the 3.4 percentage point improvement in gross margin and the 11 percent reduction in operating expenses in fiscal year 2002 as compared to fiscal year 2001.

Earnings of $155.8 million in fiscal year 2000 included after-tax gains of $4.0 million from the sale of a portion of our investment in WorldGate Communications, Inc. (WorldGate), $3.9 million from the reduction of reserves related to businesses sold, $3.2 million from the reduction of a reserve for expenses and potential settlement of environmental issues and an after-tax charge of $7.2 million related to contractual obligations to minority shareholders of PowerTV. Excluding these special items, net earnings in fiscal year 2000 were $151.9 million or $0.92 per share.

Sales of $1.7 billion in fiscal year 2002 decreased 33 percent from the prior year. This decline was attributable to lower unit sales volume and lower average selling prices of both subscriber and transmission products. Sales of digital set-tops are determined in large part by the number of new net digital subscribers added by our customers and the number of set-tops per home. Although we do not have full visibility to the new net digital subscriber additions by multiple system operators (MSOs), we believe that on an industry-wide basis the number of new net digital subscriber additions by cable television MSOs declined during fiscal year 2002 as compared to the prior year in conjunction with lower overall capital spending by the MSOs. However, net new additions of cable high-speed data subscribers appear to be flat or increasing slightly over the same period indicating a possible shift in the MSOs’ strategy toward cable modems. There are more suppliers of cable modems than digital set-tops and some of these suppliers are substantially larger and have greater resources than Scientific-Atlanta. We also believe that increased competition from satellite providers, particularly in systems where video-on-demand has not been deployed, has negatively impacted the number of new net digital subscriber additions. We believe that the economic decline in the United States and other parts of the world and slower than anticipated growth in revenues for MSOs from digital set-top applications has negatively impacted spending for our products. If these trends continue, which we are not able to predict, they will continue to adversely affect our sales and results of operations. In addition to the difficult

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

economy, there has recently been an increase in our competition as new set- top manufacturers, licensed by us, have begun shipping products to our customers in North America. We may be required to lower our prices to meet competition.

Historically, MSOs have been measured by the investment community on earnings before interest, taxes, depreciation and amortization (EBITDA). Recently, the focus has begun to shift toward the point at which the MSOs will produce positive free cash flow, which is generally defined as EBITDA reduced by capital expenditures and dividends. MSOs have reduced and may continue to reduce their capital spending and existing debt to improve free cash flow. In addition, the market enterprise value of several MSOs has recently declined and their debt level as a percent of total market enterprise value has increased. The debt ratings of several MSOs have also been downgraded. These conditions have impacted and may continue to impact MSOs’ ability in the near term to raise additional capital to fund the purchase of equipment and services. In turn, the conditions described above have adversely affected our sales and may continue to adversely affect our potential for sales of both our subscriber and transmission products to these customers, which we are not able to predict.

Subscriber product sales of $1.1 billion in fiscal year 2002 decreased 36 percent from the prior year. During fiscal year 2002, our customers’ deployment rate of digital set-tops slowed substantially over fiscal year 2001. During fiscal year 2002, we shipped 3.4 million Explorer® digital set-tops, down from more than 4.8 million the previous year. In addition to lower volumes, the average selling prices for Explorer digital set-tops during fiscal year 2002 declined 15 percent from fiscal year 2001, which has also contributed to the lower sales. We expect these declines will continue in the future for our lower-end models. We believe recently introduced high-definition television set-tops and Explorer 8000 set-tops which contain integrated hard drives and a single-user interface for personal video recording capabilities, for which we have recently received orders, will sell for higher per unit prices and may favorably impact the average sales price for digital set-tops in the future. While the demand for digital set-tops declined from last year, sales of cable modems and digital multi-QAM modulators (MQAMs) increased during fiscal year 2002 as compared to fiscal year 2001. During fiscal year 2002, we shipped approximately 665 thousand cable modems compared to approximately 151 thousand during fiscal year 2001. During fiscal year 2002, several of our customers completed successful video-on-demand launches within selected systems, and as a result, our shipments of MQAMs increased to over 7 thousand MQAMs from approximately 3 thousand MQAMs in fiscal year 2001. The rate of deployment of MQAMs slowed toward the end of fiscal year 2002. The rate of deployment of MQAMs in the future is dependent upon additional launches of video-on-demand by MSOs, which we are not able to predict.

Sales of transmission products of $495.0 million in fiscal year 2002 decreased 31 percent compared to fiscal year 2001. The decline in transmission sales was primarily related to the reduction in capital spending by the largest North American MSOs as upgrades were completed in many markets and purchasing decisions were delayed as a result of the economic downturn. International sales of transmission products increased 7 percent in fiscal year 2002 over the prior fiscal year primarily from the acquisition of BarcoNet in January 2002. BarcoNet generated total sales of $40.3 million, primarily sales of transmission products, during the second half of fiscal year 2002.

International sales were $337.1 million in fiscal year 2002, down 11 percent from the prior fiscal year. We believe the declines in sales in the Asia-Pacific and Latin American regions were due to the continuing economic recession in both these regions and weakening currencies in the Latin American region. Sales in the European region were $162.7 million in fiscal year 2002, up from $103.7 million in fiscal year 2001. The year-over-year increase was due primarily to the acquisition of BarcoNet discussed above and sales generated from a

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

customer in Germany, ish GmbH & Co. KG (ish, formerly known as Kabel Nordrhein-Westfalen GmbH & Co.).

During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of ish, was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish has suspended or cancelled a number of work orders previously issued to the Cable Upgrade Consortium, of which we are a member and through which we furnish our products and services. In addition, ish requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. At June 28, 2002, our exposure in accounts receivable and inventory related to ish was approximately $36 million. We have not received any significant additional orders or payments from ish. In addition, Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002. We are currently in negotiations with ish regarding the structure and timing of payment of outstanding invoices. Based on our understanding on the Consortium’s legal position as a creditor and current negotiations with ish, we believe the collectibility of the receivable and the realization of the carrying value of the inventory is probable. However, these events may impact revenues from this customer and the results of our operations in future periods.

In addition, we have not experienced the sales growth we anticipated in part due to financial difficulties of potential and existing customers. In Europe, several of the largest MSOs have publicly reported financial difficulties and / or announced financial restructurings. In the United States, Adelphia, a significant customer, filed for bankruptcy in June 2002. As a result of the bankruptcy, we removed from backlog all orders with Adelphia aggregating $199.8 million. As a result of the Adelphia bankruptcy, we also wrote off receivables from Adelphia of $88.8 million and reversed revenue of approximately $5.0 million, that had been deferred from sales of products to Adelphia, which resulted in additional bad debt expense of $83.7 million ($55.2 million after-tax) in the fourth quarter of fiscal year 2002. In August, 2002, we negotiated terms and conditions under which we will ship our products and provide services to Adelphia in the future, but have not received any significant orders. Continuation of these conditions may adversely affect our potential for sales to these customers.

Sales of $2.5 billion in fiscal year 2001 increased 46 percent over fiscal year 2000. Domestic sales grew $779.3 million, or 57 percent, year over year. In fiscal year 2001, international sales increased 5 percent over fiscal year 2000 led by growth in Canada and Latin America.

During fiscal year 2001, subscriber product sales of $1.7 billion, a 100 percent increase over fiscal year 2000, led the increase in sales. During fiscal year 2001, we shipped more than 4.8 million Explorer digital set-tops, up from 1.9 million in fiscal year 2000, as MSOs rolled out advanced two-way digital cable systems. Sales of transmission products of $714.1 million increased slightly in fiscal year 2001 as compared to fiscal year 2000.

Although the domestic cable industry is comprised of thousands of cable systems, a small number of large MSOs own a large portion of the cable television systems and account for a significant portion of the capital expenditures made by cable television operators. A loss of business from a significant MSO could have a material adverse effect on our business. Customers that accounted for 10 percent or more of our total sales in fiscal years 2002, 2001, or 2000 were as follows:

	2002	2001	2000
AOL Time Warner, Inc.	30%	22%	23%
Charter Communications, Inc.	14%	20%	14%
Cox Communications, Inc.	12%	7%	7%
Adelphia Communications, Inc.	7%	18%	2%
AT&T	2%	2%	3	% (1)
MediaOne	—	—	7	% (1)
All other customers	35%	31%	44%

Total	100%	100%	100%

(1) AT&T merged with MediaOne during fiscal year 2000.

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

Sales of products that accounted for 10 percent or more of total sales in fiscal years 2002, 2001, or 2000 were as follows:

	2002	2001	2000
Digital set-tops	52%	57%	34%
Optoelectronic products	11%	9%	9%
RF products	7%	10%	18%
All other products	30%	24%	39%

Total	100%	100%	100%

International sales were 20 percent of total sales in fiscal year 2002, as compared to 15 percent and 21 percent of such sales in fiscal years 2001 and 2000, respectively.

Cost of sales as a percent of sales decreased 3.4 percentage points in fiscal year 2002 from fiscal year 2001. We continue aggressively to reduce our costs through product design, procurement, and manufacturing. Each generation of our custom Application Specific Integrated Circuits (ASICs) incorporates more functionality and helps us reduce the number of components in our digital set-tops. Our material costs have benefited from the downturn in the overall economy as we have been able to negotiate reduced prices from our suppliers. In addition, we completed the transition of all of our Atlanta-based manufacturing to our Juarez, Mexico manufacturing facility, which generated additional manufacturing cost savings during fiscal year 2002.

As a result of the transfer of manufacturing from Atlanta to Juarez, we expect that approximately 70 percent of our in-house manufacturing will be performed in our Juarez facility. We also have significant manufacturing operations in Scarborough, Ontario, Canada; Sonderborg, Denmark; and Kortrijk, Belgium.

Cost of sales as a percent of sales decreased 2.3 percentage points in fiscal year 2001 from fiscal year 2000, reflecting the economies of scale associated with increased manufacturing volumes, the continuing benefit from manufacturing in Juarez, Mexico and negotiated procurement savings.

Except for certain ASICs, the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate. Significant suppliers include the following:

•
STMicroelectronics, Micron Semiconductor Products, Inc. and Philips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops;

•	Askey Corporation is our sole provider of our cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of tuners and are a primary supplier of analog set-tops, which they manufacture for us;

•
Cablevision Electronics Co., Ltd. and Zinwell Corporation, both Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products; and

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

For fiscal year 2002, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

components could adversely affect our business, operating results and financial condition.

Sales and administrative expenses of $270.5 million in fiscal year 2002 were up $48.5 million over the prior year. Administrative expenses included $83.7 million of bad debt expense related to the write-off of accounts receivable from Adelphia resulting from its filing for bankruptcy in June 2002. Reduced incentive compensation payments due to our lower profitability, restructuring and expense reduction efforts and the elimination of amortization expense for goodwill resulted in lower selling and administrative expenses, excluding the bad debt charge described above, in fiscal year 2002 as compared to the prior year. These reductions were offset partially by higher professional fees related to previously disclosed litigation and the acquisition of BarcoNet in January 2002.

Sales and administrative expenses of $222.0 million in fiscal year 2001 were $44.4 million higher than in fiscal year 2000. Increases in expenses in fiscal year 2001 related to the higher volume of sales, improved profitability, higher professional fees, an increase in headcount, increased amortization expenses related to the goodwill and intangible assets recorded in connection with the PowerTV tender offer and the acquisition of PRASARA, which are discussed in Management’s Discussion and Analysis of Consolidated Statements of Financial Position, and other acquisition expenses.

Scientific-Atlanta adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In fiscal years 2001 and 2000, sales and administrative expenses included goodwill amortization of $4.8 million and $0.6 million, respectively. SFAS No. 142 also requires an impairment test of goodwill upon adoption. The results of our assessment did not result in any determination of an impairment of goodwill.

Research and development expenses were $148.7 million, or 9 percent of total sales in fiscal year 2002 as compared to 6 percent of total sales in fiscal year 2001. Research and development expenses in fiscal year 2002 were only 4 percent lower than in the prior fiscal year despite a 33 percent decline in sales. Research and development efforts during the year continued to focus on the development of applications and enhancements to our interactive broadband networks. New products introduced in fiscal year 2002 included the Explorer 3100HD digital interactive set-tops for use with HDTV (high-definition TV), Explorer 8000, a high-end digital set-top with a built-in PVR (personal video recorder), and a digital set-top, the Explorer 4000DVB for the European market. We achieved our first commercial deployment of the Prisma IP™ optical transport network, which offers cable operators a converged network for video, telephony, and residential IP traffic. We also introduced the Continuum DVP™ digital video processing product family. This product family includes the Continuum DVP Dense QAM Array, which was specifically designed for non-Scientific-Atlanta digital systems. Research and development efforts of recently acquired BarcoNet assisted with the introduction of Prisma GbE, a gigabit Ethernet transport product that can provide a more cost effective transport of video streams in the cable network, during fiscal year 2002. Scientific-Atlanta continues to invest in research and development programs to support our existing products as well as future products and services for our customer base. Research and development expenses in fiscal year 2002 included $0.7 million of in-process technology purchased in connection with the acquisition of BarcoNet which had not yet reached technological feasibility and had no alternative future use.

Research and development expenses were $154.3 million in fiscal year 2001, up $31.9 million over fiscal year 2000, driven primarily by the development of international products and advanced digital set-tops.

Certain software development costs are capitalized when incurred and are reported at

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the products are available for general release to customers. We amortize these development costs to cost of sales when we recognize revenue on the products. Capitalized software development costs and the amortization of these costs in fiscal years 2002, 2001 and 2000 are as follows:

	In Millions
	2002	2001	2000
Capitalized software development costs	$8.6	$6.0	$3.4
Amortization to cost of sales	$3.7	$6.4	$4.4

We invest in our technology and in select emerging technologies of innovative companies. In addition to the acquisition of PRASARA in July 2000, we invested in various other emerging technology companies during the last three fiscal years.

We periodically evaluate our strategic direction including an assessment of the markets we serve and alternative methods of generating revenues from our investments in research and development programs, such as licensing of software and hardware technology.

Stock compensation expense of $10.8 million in fiscal year 2001 was a one-time charge related to the tender for PowerTV shares not already owned by Scientific-Atlanta.

A restructuring of our worldwide operations was announced in October 2001 in response to a decline in sales. The restructuring included a headcount reduction of approximately 750 people and the consolidation of substantially all of our metropolitan Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. In June 2002, we discontinued the third production shift at our Juarez, Mexico facility resulting in the additional elimination of approximately 1,300 positions, or approximately 30 percent of our employees in Juarez. As a result of recent economic conditions, we no longer needed the thirdshift to satisfy demand. During fiscal year 2002, we recorded restructuring charges of $28.2 million which included severance costs of $13.3 million for approximately 2,000 employees, $5.3 million for expenses related to contractual obligations under leases to be cancelled, $4.3 million for assets to be abandoned and $5.3 million of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of June 28, 2002, severance costs of approximately $8.7 million had been paid to approximately 1,950 employees who had actually been terminated. At June 28, 2002, $9.6 million remains in the liability which is expected to be utilized during fiscal year 2003 for expenses related to contractual liabilities for cancelled leases and remaining severance payments. We anticipate the restructuring will reduce costs and expenses by approximately $59.0 million on an annual basis, a significant portion of which was realized in fiscal year 2002.

In August 2002, we announced that we would further reduce our workforce by approximately 400 positions, or about 6 percent of our total workforce. Most of the reductions were effective immediately, although some will occur over the next several months. We expect these actions to reduce our costs and expenses by approximately $40 million on an annual basis, starting in the second half of fiscal year 2003. We expect to record a pre-tax charge of approximately $15 million, or $0.06 per share,

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

in the first half of the fiscal year, with the larger component in the first fiscal quarter.

During fiscal year 1998, we announced a restructuring and consolidation of worldwide manufacturing operations for reduced costs, improved efficiency and better customer service. We recorded restructuring charges of $23.4 million which included $10.2 million and $3.2 million for assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5.2 million for severance costs for approximately 500 employees primarily in manufacturing positions and $4.8 million for the impairment of certain assets and other miscellaneous expenses. The restructuring plan was substantially completed during fiscal year 1999. At June 28, 2002, $0.2 million remains in the liability which is expected to be utilized during fiscal year 2003 for expenses related to contractual liabilities for cancelled leases.

Interest expense was $0.9 million in fiscal year 2002 and $0.4 million and $0.6 million in fiscal years 2001 and 2000, respectively. The increase in fiscal year 2002 as compared to fiscal year 2001 is due to the debt we assumed from BarcoNet as a result of the acquisition.

Interest income was $22.3 million in fiscal year 2002, a decrease of $14.5 million from the prior year, due to lower average yields in fiscal year 2002 as compared to fiscal year 2001. The average yield on cash and short-term investments was 3.4 percent in fiscal year 2002 as compared to 6.1 percent in fiscal year 2001.

Interest income was $36.9 million in fiscal year 2001, an increase of $17.2 million over the prior year, due to higher average cash balances and the increase in short-term investments in fiscal year 2001 as compared to fiscal year 2000. The average yield on cash and short-term investments was 6.1 percent in fiscal year 2001 as compared to 5.9 percent in fiscal year 2000.

Other (income) expense of $(0.1) million in fiscal year 2002 included gains of $19.3 million from the appreciation in the market value of warrants to purchase common stock and a related collar on one of the warrants and $6.8 million from insurance proceeds. These gains were offset by losses of $14.6 million and $6.4 million from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities, respectively. See Significant Accounting Policies included in Management’s Discussion and Analysis.

Other (income) expense of $(67.2) million in fiscal year 2001 included a gain of $79.8 million from the sale of a portion of our investments in Bookham and Wink and losses on the disposition of fixed assets, partnership losses, other-than-temporary declines in the market value of investments, declines in the cash surrender value of company-owned life insurance, expenses related to buildings that were vacated during the year as part of the consolidation of facilities in Georgia and various other miscellaneous items, none of which individually was significant.

Other (income) expense of $(0.7) million in fiscal year 2000 included expenses of $10.3 million related to contractual obligations to minority shareholders of PowerTV and losses of $2.4 million from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3.3 million of cash and recorded a gain of $1.5 million. We also recorded a $5.8 million gain from the sale of a portion of our investment in WorldGate Communications, Inc. (WorldGate).

Other (income) expense in fiscal year 2000 also included gains of $5.5 million from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed in fiscal year 2000 the sale of the majority of the Satellite

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

Networks business unit for $65.3 million of cash. In fiscal year 2002, we recognized a gain of $0.1 million from the sale of the Satellite Networks business unit from the reduction of a previously established reserve. No gain or loss was recognized from the sale in prior years. At June 28, 2002, we had reserves of approximately $7.7 million related to the disposition of business units to provide for contractual commitments retained by us, indemnifications to the purchasers for warranty and other expenses, and other miscellaneous expenses related to the sales.

In fiscal year 2000, we also reversed approximately $4.5 million of a $5.5 million charge recorded in fiscal year 1998 for expenses and the potential settlement of environmental issues. As this environmental matter progressed, we determined that our potential exposure was less than initially anticipated. At June 28, 2002, we had $0.9 million remaining in the reserve for expenses and the potential settlement of environmental issues.

The provision for income taxes was 34.1 percent of pretax earnings for fiscal year 2002, a slight decrease of 0.5 percentage points from fiscal years 2001. The provision for income taxes was 34.6 percent of pretax earnings for fiscal year 2001, an increase of 4.6 percentage points from fiscal year 2000. The increase in fiscal year 2001 was due to the diminished impact on the tax rate from research and development credits with higher levels of pretax earnings as well as higher taxes to be paid on the gains from the sale of investments.

Earnings per share of $0.66 in fiscal year 2002 compares with earnings per share of $1.99 in fiscal year 2001 and $0.94 in fiscal year 2000. Average diluted shares outstanding decreased to 158.4 million in fiscal year 2002 from 167.7 million in 2001 due primarily to the repurchase of 7,925,000 shares of our common stock during fiscal year 2002.

Consolidated Statements of Earnings

(In Thousands, Except Per Share Data)	2002	2001	2000

Sales	$1,671,117	$2,512,016	$1,715,410

Costs and expenses
Cost of sales	1,086,961	1,718,160	1,212,655
Sales and administrative	270,483	222,027	177,588
Research and development	148,652	154,346	122,403
Stock compensation	—	10,778	—
Restructuring	28,164	—	—
Interest expense	869	411	564
Interest income	(22,335)	(36,879)	(19,636)
Other (income) expense, net	(112)	(67,229)	(747)

Total costs and expenses	1,512,682	2,001,614	1,492,827

Earnings before income taxes	158,435	510,402	222,583

Provision for income taxes	54,051	176,728	66,775

Net earnings	$104,384	$333,674	$155,808

Earnings per common share

Basic	$0.67	$2.06	$0.99
Diluted	$0.66	$1.99	$0.94

Weighted average number of common shares outstanding

Basic	156,785	161,601	157,807
Diluted	158,420	167,688	164,895

See accompanying notes.

Management’s Discussion and Analysis of Consolidated Statements of Cash Flows

The Statements of Cash Flows summarize the main sources of our cash and its uses. These flows of cash provided or used are summarized by Scientific-Atlanta’s operating activities, investing activities and financing activities.

Cash and cash equivalents at the end of fiscal year 2002 were $376.4 million, down $186.9 million from the end of fiscal year 2001 due primarily to cash used for the acquisition of BarcoNet, the increase in short-term investments and the repurchase of our common stock which more than offset the cash generated from operations.

We have a $200 million senior credit facility available that provides for unsecured borrowings up to $50 million, which expires June 2003, and up to $150 million, which expires May 2004. There were no outstanding borrowings under this facility at June 28, 2002 or at June 29, 2001. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

Cash provided by operating activities was $358.2 million for fiscal year 2002, compared to $258.9 million for fiscal year 2001. In fiscal year 2002, cash generated by improved working capital management was offset by lower earnings. In addition, the adjustments to reconcile net earnings to net cash provided by operating activities in fiscal year 2002 include a charge of $83.7 million resulting from the bankruptcy filing of Adelphia discussed previously. See Management’s Discussion and Analysis of the Consolidated Statements of Earnings for additional details.

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

Cash used in investing activities of $337.2 million in fiscal year 2002 included $157.5 million paid for the acquisition of BarcoNet, $152.9 million for purchases of short-term investments and $36.2 million for capital expenditures, primarily for tooling and test equipment. The cash payment for BarcoNet does not include $9.2 million of cash held by BarcoNet at the date of the acquisition.

Cash used in investing activities of $238.8 million in fiscal year 2001 included $129.5 million for purchases of short-term investments, $104.8 million of expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, and engineering and office facilities in metropolitan Atlanta, Georgia, $64.6 million for the tender offer for shares of common stock of PowerTV and $24.2 million of technology investments. We also received $84.2 million from the sale of a portion of our investments in Bookham and Wink.

Cash used in investing activities of $103.7 million in fiscal year 2000 included expenditures for equipment and expansion of manufacturing capacity, primarily in Juarez, Mexico, purchases of short-term investments and technology investments. Cash provided by investing activities in fiscal year 2000 included proceeds from the sale of the Satellite and Control System business units and divestiture of a portion of our investment in WorldGate.

Cash used in financing activities of $207.9 million in fiscal year 2002 included $184.0 million for the repurchase of 7,925,000 shares of Scientific-Atlanta common stock pursuant to a stock buyback program, principal payments on long-term debt of $22.4 million and dividend payments of $6.3 million. The principal payments on long-term debt were primarily related to debt we assumed with the acquisition of BarcoNet. We also received cash of $4.7 million from the issuance of common stock pursuant to stock option plans and the employee stock purchase plan.

Management’s Discussion and Analysis of Consolidated Statements of Cash Flows (Continued)

Cash provided by financing activities of $80.7 million in fiscal year 2001 consisted of $87.6 million from the issuance of common stock pursuant to stock option plans and the employee stock purchase plan, dividend payments of $6.5 million and the reduction of $0.4 million of long-term debt.

Cash provided by financing activities of $43.5 million in fiscal year 2000 included $53.1 million from the issuance of stock pursuant to stock option and employee benefit plans offset partially by dividend payments of $5.5 million, the repurchase of 75,000 shares of Scientific-Atlanta’s common stock for $3.7 million and payments on long-term debt of $0.3 million.

Consolidated Statements of Cash Flows

(In Thousands)	2002	2001	2000

Operating Activities:
Net earnings	$104,384	$333,674	$155,808
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on marketable securities and warrants, net	(19,254)	(77,953)	(5,780)
Depreciation and amortization	59,946	66,342	50,707
Other-than-temporary decline in the market value of marketable securities and investments in privately-held companies	21,068	1,838	—
Compensation related to stock benefit plans	8,539	26,296	20,779
Provision for doubtful accounts	83,904	1,866	(3,165)
Deferred income tax benefit	(6,139)	(23,109)	(18,742)
Losses on sale of property, plant and equipment	6,598	2,740	2,396
Gain on sale of businesses, net	—	—	(6,527)
(Earnings) losses of partnerships, net	(1,259)	(257)	754
Purchased in-process technology	700	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	169,662	(170,503)	(55,409)
Inventories	6,823	8,303	(28,308)
Accounts payable and accrued liabilities	(71,876)	17,009	74,435
Other assets	(16,488)	(36,843)	(17,384)
Other liabilities	4,659	111,657	55,923
Exchange rate fluctuations, net	6,940	(2,181)	(3,266)

Net cash provided by operating activities	358,207	258,879	222,221

Investing Activities:
Purchases of property, plant and equipment	(36,194)	(104,810)	(82,772)
Purchases of short-term investments, net	(152,877)	(129,520)	(60,628)
Acquisition of BarcoNet, net of cash acquired	(148,265)	—	—
Tender for shares of PowerTV	—	(64,607)	—
Proceeds from the sale of businesses	—	—	68,606
Proceeds from the sale of investments	—	84,158	8,719
Other investments	—	(24,179)	(37,713)
Other	178	207	106

Net cash used in investing activities	(337,158)	(238,751)	(103,682)

Financing Activities:
Principal payments on long-term debt	(22,356)	(397)	(298)
Dividends paid	(6,254)	(6,458)	(5,541)
Issuance of stock	4,661	87,553	53,087
Treasury shares acquired	(183,993)	—	(3,745)

Net cash provided by (used in) financing activities	(207,942)	80,698	43,503

Increase (decrease) in cash and cash equivalents	(186,893)	100,826	162,042
Cash and cash equivalents at beginning of year	563,322	462,496	300,454

Cash and cash equivalents at end of year	$376,429	$563,322	$462,496

See accompanying notes.

Management’s Discussion and Analysis

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2002 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

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

Revenue Recognition

Our principal sources of revenues are from sales of broadband transmission networks, digital interactive subscriber systems and content distribution networks. Scientific-Atlanta’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. We recognize revenue when (1) there is an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. Revenue is also recognized only when we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

Our right of return policy, which is standard for virtually all our sales, allows a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is recorded at the time of acceptance.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support accounts receivable.

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

Inventory Reserves

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

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on the warrants and collar are included in Other (income) expense.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies are included in Other assets in the Consolidated Statements of Financial Position.

Warranty Costs

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

New Accounting Pronouncements

We plan to adopt SFAS No. 144, “Accounting for the Impairment of Disposal or Long-Lived Assets,” in fiscal year 2003. This statement addresses the accounting and reporting of long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sales. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 144 related to impairment of long-lived assets.

The Financial Accounting Standards Board also issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which amends existing authoritative pronouncements to make various technical corrections, clarify meanings,

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

or describe their applicability under changed conditions, and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We are in the process of reviewing the financial statement impact of both of these statements.

Any statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99.1 to this Form 10-K for a description of the various risks and uncertainties that could cause Scientific-Atlanta’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific-Atlanta’s forward-looking statements. Such Exhibit 99.1 is hereby incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer, PowerVu and Prisma are registered trademarks of Scientific-Atlanta, Inc. Continuum DVP, Prisma DT, Prisma GbE, Prisma IP, SciCare and WebSTAR are trademarks of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars In Thousands, Except Per Share Data)	2002	2001	2000

Preferred Stock
Shares authorized	50,000	50,000	50,000
Shares issued	—	—	—

Common Stock ($0.50 Par Value)
Shares authorized	350,000	350,000	350,000
Shares issued, beginning of year	164,899	159,971	79,617
Issuance of a 2-for-1 stock split effected in the form of a stock dividend	—	—	79,696
Issuance of shares under employee benefit plans	93	4,928	633
Issuance of restricted shares	—	—	25

Shares issued, end of year	164,992	164,899	159,971

Additional Paid-in Capital
Balance, beginning of year	$545,602	$339,649	$226,390
Issuance of shares under employee benefit plans	(17,628)	80,113	27,839
Tax benefit related to the exercise of stock options	1,958	98,238	45,867
Issuance of restricted shares to employees	—	(7,820)	46,759
Restricted shares forfeited/cancelled	218	5,291	25,891
Gains from issuance of equity of subsidiary	—	12,850	—
Unearned compensation — restricted shares	562	17,281	(33,097)

Balance, end of year	$530,712	$545,602	$339,649

Retained Earnings
Balance, beginning of year	$935,038	$607,822	$497,403
Net income(a)	104,384	333,674	155,808
Issuance of a 2-for-1 stock split effected in the form of a stock dividend	—	—	(39,848)
Cash dividends ($0.04, $0.04 and $0.035 per share in fiscal years 2002, 2001 and 2000, respectively)	(6,254)	(6,458)	(5,541)

Balance, end of year	$1,033,168	$935,038	$607,822

Accumulated Other Comprehensive Income (Loss) (net of tax)
Balance, beginning of year	$(6,075)	$221,141	$7,379
Foreign currency translation adjustments(b)	11,998	(1,797)	(1,997)
Changes in fair value of derivatives(c)	(1,400)	384	—
Unrealized holding gains (losses) on marketable securities, net of reclassification adjustments ($4,236, $49,851, and $3,605 in fiscal years 2002, 2001 and 2000, respectively)(d)	(4,430)	(223,541)	216,587
Minimum pension liability adjustment(e)	(290)	(2,262)	(828)

Balance, end of year	$(197)	$(6,075)	$221,141

Treasury Shares
Balance, beginning of year	$48,076	$33,638	$32,814
Treasury shares acquired	183,993	—	3,745
Restricted shares forfeited/cancelled	8,548	14,438	25,891
Issuance of shares under employee benefit plans	(31,229)	—	(28,812)

Balance, end of year	$209,388	$48,076	$33,638

Total Stockholders’ Equity	$1,436,791	$1,508,939	$1,214,960
Total Comprehensive Income (a+b+c+d+e)	$110,262	$106,458	$369,570

See accompanying notes.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Business

Scientific-Atlanta provides its customers broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support for the cable television industry. We are a producer of a wide variety of broadband products for the cable television industry.

Prior to fiscal year 2001, we operated in two reportable business segments: Broadband and Satellite. The Broadband segment consisted of subscriber and transmission systems and the Satellite segment consisted of satellite network and satellite television network systems. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, which is now known as the Media Networks business of Scientific-Atlanta. Media Networks provides content distribution networks and is now part of our Broadband segment. We have operated only in the Broadband segment since the sale of the satellite network systems business to ViaSat, Inc.

Our products are sold primarily through our own sales personnel who work out of offices throughout the United States and various foreign countries. Our management is also actively involved in marketing and sales activities. In addition, certain products are marketed in the United States through independent sales representatives, independent distributors and system integrators. In addition to direct sales by Scientific-Atlanta, sales of our products outside the United States are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of our products outside the United States are also made to independent system integrators and dealers who resell the products to customers.

Except for certain Application Specific Integrated Circuits (ASICs), the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate. Significant suppliers include the following:

•
STMicroelectronics, Micron Semiconductor Products, Inc. and Philips Semiconductors, Inc. are our primary suppliers of a variety of semiconductor products, which are used as components in an array of products, including set-tops;

•	Askey Corporation is our sole provider of our cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of tuners and are a primary supplier of analog set-tops, which they manufacture for us;

•
Cablevision Electronics Co., Ltd. and Zinwell Corporation, both Taiwanese companies, are our primary suppliers of taps. We also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products; and

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products.

For fiscal year 2002, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Notes to Consolidated Financial Statements (Continued)

Fiscal Year-End

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year ends are as follows:

2002:	June 28, 2002
2001:	June 29, 2001
2000:	June 30, 2000

Consolidation

The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

General

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

Foreign Currency Translation

The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in cost of sales and other income. Foreign currency translation losses were $2,750, $1,968 and $1,092 in fiscal years 2002, 2001 and 2000, respectively.

Foreign Exchange Contracts

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings. We recorded charges of $166 for ineffectiveness in fiscal year 2002 in Other (income) expense. There were no charges for ineffectiveness recorded in fiscal years 2001 or 2000. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase (sales) exposure and related hedging instruments at June 28, 2002 were as follows:

	Euros	Canadian Dollars
Firmly committed purchase (sales) contracts	(39,270)	24,698
Notional amount of forward contracts	(33,220)	22,150
Average contract amount (Foreign currency/United States dollar)	1.13	1.57

At June 28, 2002, we had unrealized losses of $1,016, net of tax of $623, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no

Notes to Consolidated Financial Statements (Continued)

derivative exposure beyond the first quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in Other (income) expense. We recorded losses of $390 in fiscal year 2002 related to such contracts. We had no speculative contracts in fiscal years 2001 or 2000. At June 28, 2002, we had forward contracts to sell 4,160 Euros which did not meet the criteria for a hedge. These contracts serve as an economic hedge of a portion of our foreign currency exposure on Euro-denominated operations.

Revenue Recognition

Our principal sources of revenues are from sales of broadband transmission networks, digital interactive subscriber systems and content distribution networks. Scientific-Atlanta’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. We recognize revenue when (1) there is an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, and (4) collectibility is reasonably assured. Revenue is also recognized only when we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

Our right of return policy, which is standard for virtually all our sales, allows a customer the right to return product for refund only if the product does not conform to product specifications; the non- conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is recorded at the time of acceptance.

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

Capitalized software development costs and the amortization of these costs in fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Capitalized software development costs	$8,557	$5,957	$3,401
Amortization to cost of sales	$3,713	$6,376	$4,445

Depreciation, Maintenance and Repairs

Depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over forty years. Machinery and equipment are depreciated over periods ranging from three to ten years. Maintenance and repairs are charged to expense as incurred.

Notes to Consolidated Financial Statements (Continued)

Replacements and betterments are capitalized. The cost and accumulated depreciation of property retired or otherwise disposed of are removed from the respective accounts, and the gains or losses thereon are included in the consolidated statement of earnings. We recorded depreciation expense of $50,575, $50,238, and $46,507 in fiscal years 2002, 2001 and 2000, respectively.

Warranty Costs

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

Short-term Investments

Short-term investments include debt instruments with an original maturity greater than three months and are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Investment income is included in interest income. Investment gains and losses are included in Other (income) expense. Short-term investments on the Consolidated Statements of Financial Position include accrued interest of $4,054 at June 28, 2002 and $4,582 at June 29, 2001.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, as in the case of the bankruptcy of Adelphia, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, direct labor, and manufacturing overhead. Market is defined principally as net realizable value. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

	2002	2001
Raw Materials and Work-In-Process	$117,938	$144,270
Finished Goods	99,514	57,492

Total Inventory	$217,452	$201,762

Inventory Reserves

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

Notes to Consolidated Financial Statements (Continued)

technological developments could have a significant impact on the value of our inventory and operating results.

Long-Lived Assets

Scientific-Atlanta records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review will be at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other business units.

We plan to adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal year 2003. This statement addresses the accounting and reporting of long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 144 related to impairment of long-lived assets.

Goodwill and Other Intangible Assets

Scientific-Atlanta adopted SFAS No. 142, “Goodwill and Other Intangible Assets” during the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In fiscal years 2002, 2001 and 2000, goodwill amortization expense, net of tax, was $0, $4,799 and $648 respectively. The impact of goodwill amortization on basic and diluted earnings per share follows:

	2002	2001	2000
Reported net earnings	$104,384	$333,674	$155,808
Add: Goodwill amortization	—	4,799	648

Adjusted net earnings	$104,384	$338,473	$156,456

Basic earnings per share:
Reported net earnings Goodwill amortization	$0.67 —	$2.06 0.03	$0.99 —

Adjusted net earnings	$0.67	$2.09	$0.99

Diluted earnings per share:
Reported net earnings Goodwill amortization	$0.66 —	$1.99 0.03	$0.94 0.01

Adjusted net earnings	$0.66	$2.02	$0.95

This statement also established a new method of testing goodwill for impairment. The results of our assessment did not result in any changes to operations for impairment of goodwill.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred subsequent to acquisition that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable.

Certain intangible assets with defined lives, primarily developed technology and patents, had a net carrying value of $48,909 and $29,265 at June 28, 2002 and June 29, 2001, respectively, and are being amortized over lives ranging from one to seventeen years. Amortization expense for these assets was $9,755, $4,491 and $1,720 in fiscal years 2002, 2001 and 2000, respectively. Amortization expense for the next five years is expected to aggregate $43,600.

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized.

Notes to Consolidated Financial Statements (Continued)

Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on the warrants and collar are included in Other (income) expense.

The following information pertains to our investments in common stock at June 28, 2002 and June 29, 2001:

June 28, 2002	Gross Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Common Stock	$15,322	$660	$(7,038)	$8,944

June 29, 2001
Common Stock	$16,392	$3,113	$(2,346)	$17,159

Non-current marketable securities at June 28, 2002 also included warrants and a collar on a warrant with carrying values of $1,903 and $17,651, respectively.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies are included in Other assets in the Consolidated Statements of Financial Position.

Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on marketable securities defined as available for sale under the provisions of SFAS No. 115, foreign currency translation adjustments, changes in the fair value of derivatives and charges for adjustments to the minimum pension liability.

2.    Investments, Acquisitions and Dispositions

During fiscal year 2002, Scientific-Atlanta acquired 100 percent of the equity securities of BarcoNet NV, a Belgium-based manufacturer of cable television equipment, for a cash payment of $157,474. BarcoNet was acquired to accelerate and enhance our presence in Europe. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $117,103 of goodwill and $26,388 of other intangible assets, primarily existing technology, which are being amortized over varying periods of up to seven years. The results of operations of BarcoNet were included in the Consolidated Statements of Earnings from the date of acquisition in January 2002.

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

	2002	2001
Sales	$1,713,234	$2,610,792

Net income from continuing operations	$90,154	$316,891
Loss from discontinued operations	(33,890)	(17,510)

Net income	$56,264	$299,381

Diluted earnings per share	$0.36	$1.79

Losses from discontinued operations resulted from the discontinuance of Internet services activities by BarcoNet in fiscal year 2001.

Notes to Consolidated Financial Statements (Continued)

In July 2000, PowerTV, Inc., a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA Technologies, Inc. for shares of PowerTV common stock and $2,609 in cash. Sales and net earnings (losses) of PRASARA prior to the acquisition were not significant.

The acquisition of PRASARA was accounted for under the purchase method of accounting, and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. In connection with the acquisition, PowerTV acquired $32,184 of assets, including goodwill, and assumed liabilities of $17,191 for the non-cash consideration of the shares of PowerTV common stock. The purchase price has been allocated to the assets acquired and liabilities assumed, including $19,335 of goodwill and $12,400 of other intangibles, which are being amortized over five years.

In the fourth quarter of fiscal year 2001, we acquired a portion of the shares held by minority shareholders of a majority-owned subsidiary, PowerTV, Inc., pursuant to a tender offer. The additional shares were acquired primarily from employees for an aggregate price of $66,794 paid in cash. As a result of the acquisition of shares, we recorded a one-time stock compensation charge of $10,778, as well as $45,109 of goodwill and $7,350 of other intangible assets, which are being amortized over five years.

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

3.    Restructuring Charges

In October 2001, we announced a restructuring of our worldwide operations in response to the business decline which included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. In June 2002, we discontinued the third production shift at our Juarez, Mexico facility resulting in the additional elimination of approximately 1,300 positions, or approximately 30 percent of our employees in Juarez. As a result of recent economic conditions, we no longer needed the third shift to satisfy demand. During fiscal year 2002, we recorded restructuring charges of $28,164 which included severance costs of $13,302 for approximately 2,000 employees, $5,313 for expenses related to contractual obligations under leases to be cancelled, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of June 28, 2002, severance costs of approximately $8,749 had been paid to approximately 1,950 employees who had actually been terminated. At June 28, 2002, $9,563 remains in the liability which is expected to be utilized during fiscal year 2003 for expenses related to contractual liabilities for cancelled leases and remaining severance payments.

During fiscal year 1998, we announced a restructuring and consolidation of worldwide manufacturing operations for reduced costs, improved efficiency and better customer service. We

Notes to Consolidated Financial Statements (Continued)

recorded restructuring charges of $23,412 which included $10,217 and $3,200 for assets to be abandoned and expenses related to the remaining contractual liabilities for cancelled leases, respectively, as a result of the consolidation of operations, $5,173 for severance costs for approximately 500 employees primarily in manufacturing positions and $4,822 for the impairment of certain assets and other miscellaneous expenses. The restructuring plan was substantially completed during fiscal year 1999. At June 28, 2002, $192 remains in the liability which is expected to be utilized during fiscal year 2003 for expenses related to contractual liabilities for cancelled leases.

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 2000, 2001 and 2002:

	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at July 2, 1999	$1,600	$—	$—	$—	$1,600
Charges to the reserve	(219)	—	—	—	(219)

Balance at June 30, 2000	1,381	—	—	—	1,381
Charges to the reserve	(581)	—	—	—	(581)

Balance at June 29, 2001	800	—	—	—	800
Restructuring provision	5,599	14,863	4,270	5,279	30,011
Charges to the reserve and assets written off	(911)	(8,749)	(4,270)	(5,279)	(19,209)
Reserve reversal	(286)	(1,561)	—	—	(1,847)

Balance at June 28, 2002	$5,202	$4,553	$—	$—	$9,755

A portion of the severance accrual was reversed during the fourth quarter of fiscal year 2002 due primarily to the higher than expected level of voluntary terminations in connection with the transfer of manufacturing to Juarez from Atlanta.

4.    Other (Income) Expense

Other (income) expense of $(112) in fiscal year 2002 included gains of $19,254 from the appreciation in the market value of warrants to purchase common stock and a related collar on one of the warrants and $6,842 from insurance proceeds. These gains were offset by losses of $14,650 and $6,418 from the other-than-temporary declines in the market value of investments in privately-held companies and marketable securities, respectively.

Other (income) expense of $(67,229) in fiscal year 2001 included a gain of $79,792 from the sale of a portion of our investments in Bookham and Wink and losses on the disposition of fixed assets, partnership losses, other-than- temporary declines in the market value of investments, declines in the cash surrender value of company-owned life insurance, expenses related to buildings that were vacated during the year as part of the consolidation of facilities in Georgia and various other miscellaneous items, none of which individually were significant.

Other (income) expense of $(747) in fiscal year 2000 included expenses of $10,338 related to contractual obligations to minority shareholders of PowerTV and losses of $2,396 from the disposal of fixed assets. During fiscal year 2000, we completed the sale of certain assets of our Control Systems business unit for $3,259 of cash and recorded a gain of $1,500. We also recorded a $5,814 gain from the sale of a portion of our investment in WorldGate.

Other (income) expense in fiscal year 2000 also included gains of $5,531 from the reduction of reserves related to the sale of two business units. During the year, we determined that our exposure for indemnifications to the purchasers of these business units and other miscellaneous expenses related to the dispositions were ultimately less than we had previously estimated and, accordingly, reduced the reserves. We also completed the sale of the majority of the Satellite Networks business unit for $65,347 of cash. In fiscal year 2002, we recognized a gain of $57 from the sale of Satellite Networks business unit from the reduction of a previously established reserve. No gain or loss from the sales was recognized in prior years. At June 28, 2002, we had reserves of approximately $7,725 related to the disposition of business units for contractual commitments retained by us, indemnifications to the purchasers for warranty and other expenses, and other miscellaneous expenses related to the sales.

Notes to Consolidated Financial Statements (Continued)

In fiscal year 2000, we also reversed approximately $4,540 of a $5,500 charge recorded in fiscal 1998 for expenses and the potential settlement of environmental issues. As this environmental matter progressed, we determined that our potential exposure was less than initially anticipated. At June 28, 2002, we had $908 remaining in the reserve for expenses and the potential settlement of environmental issues.

5.    Quarterly Financial Data (Unaudited)

	Fiscal Quarters
2002	First	Second		Third		Fourth
Sales	$410,097	$418,194		$452,690		$390,136
Gross margin	131,181	139,627		167,366		145,982
Gross margin %	32.0%	33.4%		37.0%		37.4%
Net earnings (Loss)	37,111	39,155	(1)	43,783	(2)	(15,665	)(3)
Earnings per share
Basic	0.23	0.25		0.28		(0.10)
Diluted	0.23	0.25		0.28		(0.10)
Stock prices
High	44.80	31.19		28.18		24.85
Low	15.80	16.30		20.87		15.50
Dividends paid per share	0.01	0.01		0.01		0.01

(1)	Includes a gain of $10,692 from the appreciation in the market value of a warrant to purchase common stock.
(2)
Includes losses of $9,083 from other-than-temporary decline in the market value of investments in privately-held companies and $8,765 from the decline in the market value of a warrant to purchase common stock, charges of $2,500 for restructuring, and gains of $6,980 from a collar on a warrant to purchase common stock and $4,516 from insurance proceeds.

(3)
Includes losses of $55,237 from the write-off of receivables resulting from the bankruptcy of Adelphia, $4,237 and $586 from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies, respectively, $869 from the decline in market value of warrants, restructuring charges of $3,722 and a gain of $4,597 from the appreciation in the market value of a collar on a warrant to purchase common stock.

	Fiscal Quarters
2001	First		Second	Third	Fourth
Sales	$597,240		$631,430	$663,700	$619,646
Gross margin	177,149		194,446	207,571	214,690
Gross margin %	29.7%		30.8%	31.3%	34.6%
Net earnings	113,283	(4)	70,802	76,236	73,353	(5)
Earnings per share
Basic	0.70		0.44	0.47	0.45
Diluted	0.67		0.42	0.46	0.44
Stock prices
High	93.38		71.13	63.70	65.50
Low	58.69		32.00	29.44	36.10
Dividends paid per share	0.01		0.01	0.01	0.01

(4)	Includes a gain of $49,471 from the sale of a portion of our investments in Bookham and Wink.
(5)	Includes a one-time compensation charge of $7,113 from the tender for most of the shares held by minority shareholders, primarily employees, of PowerTV, Inc.

6.    Segment Information

During fiscal year 2000, we operated primarily in two reportable business segments: Broadband and Satellite. The Broadband segment consists of subscriber and transmission systems, and the Satellite segment consisted of satellite network and satellite television network systems. On April 25, 2000, ViaSat, Inc. acquired our satellite network business, which constituted a substantial part of our satellite business. We retained our satellite television network business, now known as the Media Networks business of Scientific-Atlanta. Media Networks provides the content distribution networks and is now part of our Broadband segment. We have operated only in the Broadband segment since the sale of the satellite network systems business to ViaSat, Inc.

Customers that accounted for 10 percent or more of our total sales in fiscal years 2002, 2001 or 2000 were as follows:

	2002	2001	2000
AOL Time Warner, Inc.	30%	22%	23%
Charter Communications, Inc.	14%	20%	14%
Cox Communications, Inc.	12%	7%	7%
Adelphia Communications, Inc.	7%	18%	2%
AT&T	2%	2%	3	%(1)
MediaOne	—	—	7	%(1)
All other customers	35%	31%	44%

Total	100%	100%	100%

(1)	AT&T merged with MediaOne during fiscal year 2000.

Notes to Consolidated Financial Statements (Continued)

Sales of products that accounted for 10 percent or more of our total sales in fiscal years 2002, 2001 or 2000 were as follows:

	2002	2001	2000
Digital Explorer set-tops	52%	57%	34%
Optoelectronic products	11%	9%	9%
RF products	7%	10%	18%
All others	30%	24%	39%

Total	100%	100%	100%

International sales were 20 percent of total sales in fiscal year 2002, as compared to 15 percent and 21 percent of such sales in fiscal years 2001 and 2000, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2002, 2001 or 2000, except for the United States.

2002	U.S.	Foreign	Total
Sales	$1,334,001	$337,116	$1,671,117
Long-lived assets	286,192	205,429	491,621

2001
Sales	$2,135,320	$376,696	$2,512,016
Long-lived assets	282,653	37,369	320,022

2000
Sales	$1,356,206	$359,204	$1,715,410
Long-lived assets	160,346	38,019	198,365

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Long-lived assets in the United States, Mexico, and Belgium were 58 percent, 3 percent and 36 percent, respectively, of total long-lived assets in fiscal year 2002; 88 percent, 6 percent, and 0 percent, respectively, of total long-lived assets in fiscal year 2001; and 81 percent, 10 percent and 0 percent, respectively, of total long-lived assets in fiscal year 2000.

7.    Indebtedness

At June 28, 2002, we had a $200,000 senior credit facility that provides for unsecured borrowings up to $50,000, which expires June 3, 2003, and up to $150,000, which expires May 11, 2004. There were no borrowings outstanding under this facility at June 28, 2002 or June 29, 2001. Interest on borrowings under this facility is at varying rates and fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

As a result of the acquisition of BarcoNet in January 2002, we assumed various borrowings related to facilities in Europe. Long-term debt at June 28, 2002 consisted of a $9,066, 5.5 percent mortgage due in equal installments through 2012 and $1,273 of various other loans payable in various installments through 2007.

Total interest paid, including fees on the senior credit facility, was $829, $348 and $480 in fiscal years 2002, 2001 and 2000, respectively.

8.    Accrued Liabilities

Accrued liabilities consisted of:

	2002	2001
Compensation	$39,678	$58,048
Warranty and service	34,280	19,906
Deferred revenue	19,761	14,138
Restructuring reserves	8,608	800
Taxes, other than income taxes	4,490	9,370
Other	62,709	62,729

	$169,526	$164,991

9.    Other Liabilities

Other liabilities consisted of:

	2002	2001
Retirement	$50,939	$50,447
Compensation	51,501	29,066
Other	25,223	20,253

	$127,663	$99,766

10.    Income Taxes

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

	2002	2001	2000
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax benefit	0.4	1.3	0.7
Tax contingencies and settlements	2.1	0.1	(2.7)
Research and development tax credit	(2.7)	(1.3)	(2.3)
Other, net	(0.7)	(0.5)	(0.7)

	34.1%	34.6%	30.0%

Notes to Consolidated Financial Statements (Continued)

Income tax provision (benefit) included the following:

	2002	2001	2000
Current tax provision
Federal	$49,517	$175,395	$70,760
State	1,559	12,738	4,009
Foreign	9,114	11,704	10,748

	60,190	199,837	85,517

Deferred tax provision (benefit)
Federal	(4,541)	(19,861)	(17,786)
State	(582)	(2,852)	(1,728)
Foreign	(1,016)	(396)	772

	(6,139)	(23,109)	(18,742)

Total provision for income taxes	$54,051	$176,728	$66,775

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid were $94,121, $113,205 and $31,386 in fiscal years 2002, 2001 and 2000, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2002	2001

Current deferred tax assets
Expenses not currently deductible	$27,518	$21,869
Inventory valuation	15,891	19,792
Research and development credit carryforwards	—	6,439
Warranty reserves	12,193	7,352
Other	1,396	1,743

Current deferred tax assets	$56,998	$57,195

Non-current deferred tax assets
Postretirement and post employment benefits	$42,441	$33,747
Expenses not currently deductible	—	4,692
Accumulated comprehensive income items	121	3,724
Depreciation and amortization	2,963	851
Other	688	643

Non-current deferred tax assets	$46,213	$43,657

Non-current deferred tax liabilities
Income not currently recognized	$(1,112)	$—
Capitalized software	(3,505)	(1,804)
Gain on sale of subsidiary stock	(7,876)	(7,876)
Purchased intangibles	(12,949)	(7,245)

Non-current deferred tax liabilities	$(25,442)	$(16,925)

Net non-current deferred tax assets	$20,771	$26,732

Notes to Consolidated Financial Statements (Continued)

Valuation allowances for current deferred tax assets and non-current deferred tax assets were not required in fiscal years 2002 or 2001.

In fiscal years 2002, 2001 and 2000, earnings before income taxes included $20,126, $32,276 and $33,052, respectively, of earnings by our foreign operations.

11.    Retirement and Benefit Plans

We have a defined benefit pension plan covering substantially all of our domestic employees. The benefits are based upon the employees’ years of service, age and compensation.

Our funding policy is to contribute annually the amount expensed each year consistent with the requirements of the federal law to the extent that such costs are currently deductible.

The following table sets forth the plan’s funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$87,260	$79,442
Service cost	7,266	5,938
Interest cost	6,061	5,822
Amendments	876	—
Actuarial loss	617	4,797
Benefits paid	(2,933)	(8,739)
Effect of curtailment	1,946	—
Effect of settlement	(17,604)	—

Benefit obligation at end of year	$83,489	$87,260

Change in Plan Assets
	2002	2001
Fair value of plan assets at beginning of year	$71,262	$82,395
Actual return on plan assets	2,065	(2,394)
Company contribution	7,270	—
Benefits paid	(2,933)	(8,739)
Effect of settlement	(17,604)	—

Fair value of plan assets at end of year	$60,060	$71,262

Funded status	$23,429	$15,998
Unrecognized net actuarial loss	(6,050)	(2,181)
Unrecognized transition asset	235	2,681
Unrecognized prior service cost	(615)	159

Accrued pension cost	$16,999	$16,657

	2002	2001	2000
Weighted-Average Assumptions
Discount rate	7.50%	7.50%	8.00%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Plan assets are invested in listed stocks, bonds and short-term monetary investments.

Our net pension expense was $7,611, $3,703 and $1,306 in fiscal years 2002, 2001 and 2000, respectively. The components of pension expense are as follows:

	2002	2001	2000
Service cost	$7,266	$5,938	$7,048
Interest cost	6,061	5,822	6,166
Expected return on plan assets	(6,594)	(7,576)	(7,487)
Amortization of transition net asset	(451)	(451)	(656)
Amortization of prior service cost	(30)	(30)	(34)
Amount recognized due to settlement	1,226	—	(3,707)
Amount recognized due to curtailment	133	—	(24)

Pension expense	$7,611	$3,703	$1,306

Notes to Consolidated Financial Statements (Continued)

In fiscal year 2002, the settlement and curtailment relate to the restructuring discussed in Note 3 and in fiscal year 2000 to the sale of the Satellite Networks business unit.

We have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $23,664 at June 28, 2002 and $23,848 at June 29, 2001. Retirement expense for these plans was $4,533, $4,027 and $3,786 in fiscal years 2002, 2001 and 2000, respectively. The minimum pension liability adjustments on the Statements of Stockholders’ Equity and Comprehensive Income relate primarily to these plans.

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to eligible retired employees. The following table sets forth the plans’ funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of liability values:

	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$9,197	$7,557
Service cost	50	40
Interest cost	661	579
Actuarial loss	1,320	2,213
Benefits paid	(1,068)	(1,192)

Benefit obligation at end of year	$10,160	$9,197

Change in Plan Assets
Fair value of plan assets at beginning of year	$276	$222
Company contributions	1,078	1,246
Benefits paid	(1,068)	(1,192)

Fair value of plan assets at end of year	$286	$276

Funded status	$9,874	$8,921
Unrecognized net actuarial loss	(1,532)	(207)
Unrecognized prior service cost	(253)	(296)

Accrued benefit cost	$8,089	$8,418

Significant actuarial assumptions are as follows:
	2002	2001	2000
Weighted-average Assumptions
Discount rate	7.50%	7.50%	8.00%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The assumed rate of future increase in health care cost was 10.00 percent for Medicare ineligible and 12.00 percent for Medicare eligible for fiscal year 2002 and expected to decline to 6.00 percent by fiscal year 2010. The assumed rate of future increase in health care cost was 6.00 percent in fiscal year 2001 and 6.63 percent in fiscal year 2000. The components of postretirement benefit expense were as follows:

	2002	2001	2000
Service cost	$50	$40	$50
Interest cost	661	579	521
Amortization of net actuarial gain and prior service cost	38	(62)	(107)

Postretirement benefit expense	$749	$557	$464

A change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of 2002 service and interest cost components	$48	$(42)
Effect on beginning of year 2002 postretirement benefit obligation	$633	$(566)

12.    Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the variable rates of the instruments and short maturity of those instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Short-term investments and non-current marketable securities are carried at fair value. The

Notes to Consolidated Financial Statements (Continued)

fair value of foreign currency forward contracts is based on quoted market prices. The carrying value of long-term debt approximates fair value because of the rates charged on the debt.

13.    Related Party Transactions

Related party transactions for fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Sales:
Scientific-Atlanta of Shanghai, Ltd.	$893	$313	$554
Advanced Broadband System Services	—	72	249
Arcodan Visiorep	1,330	4,240	2,637

Purchases:
Scientific-Atlanta of Shanghai, Ltd.	$1,460	$782	$5,660
Advanced Broadband System Services	—	8,595	17,084
Arcodan Visiorep	—	—	—

Receivables (Payables):
Scientific-Atlanta of Shanghai, Ltd.	$18	$—	$(119)
Advanced Broadband System Services	—	—	1,251
Arcodan Visiorep	165	577	404

Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. Scientific-Atlanta of Shanghai, Ltd. is a partially-owned subsidiary of Scientific-Atlanta. Our investment in Advanced Broadband System Services, formerly a partially-owned subsidiary of Scientific-Atlanta, was sold in fiscal year 2001. Our minority interest in Arcodan Visiorep was sold in fiscal year 2002.

14. Commitments,	Contingencies and Other Matters

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2002, 2001 and 2000 as $18,409, $16,044 and $16,418, respectively. Rental expense for fiscal year 2002 included $3,924 related to contractual obligations for leases cancelled as part of the restructuring plan discussed in Note 3. We pay taxes, insurance and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at June 28, 2002, under operating leases were $27,823. Payments under these leases for the next five years are as follows: 2003 — $11,525; 2004 — $7,657; 2005 — $3,857; 2006 — $1,993; 2007 — $1,102, and thereafter — $1,689.

We have agreements with certain officers which include certain benefits in the event of termination of the officers’ employment as a result of a change in control of Scientific-Atlanta.

We are also committed under certain purchase agreements which are intended to benefit future periods. We have no commitments with a remaining term in excess of a year, except for the operating lease commitments discussed above.

We are a party to various legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

15.    Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $36 million at a fixed rate of 6.51 percent per annum. A final lease payment of $36 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36 million. The lessor is a non-bank general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution.

Notes to Consolidated Financial Statements (Continued)

The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended. The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

Scientific-Atlanta has no other off-balance sheet financing arrangements.

16.    Common Stock and Related Matters

In July and August 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32,410 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares. We purchased 75,000 shares of our common stock at an aggregate cost of $3,745 and 7,925,000 shares at an aggregate cost of $183,993 in fiscal years 2000 and 2002, respectively, pursuant to a stock buyback program announced in March 2000. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

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

We account for the stock purchase and stock option plans under APB Opinion No. 25, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net income and earnings per share would have been using the compensation model under SFAS No. 123:

		2002	2001	2000
Net income	As reported	$104,384	$333,674	$155,808
	Pro forma	$35,632	$254,800	$95,070
Earnings per share:
Basic	As reported	$0.67	$2.06	$0.99
	Pro forma	$0.23	$1.58	$0.60
Diluted	As reported	$0.66	$1.99	$0.94
	Pro forma	$0.22	$1.52	$0.58

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and resulted in a weighted average fair value of $14.30, $22.67 and $22.71 with the following weighted-average assumptions used for grants in fiscal years 2002, 2001 and 2000, respectively:

	2002	2001	2000
Risk free interest rate	4.41%	5.28%	6.44%
Expected term	5 years	5 years	5 years
Expected forfeiture rate	1%	1%	1%
Volatility	76%	69%	61%
Expected annual dividends	$0.040	$0.040	$0.035

Notes to Consolidated Financial Statements (Continued)

The following information pertains to options on Scientific-Atlanta’s common stock for the years ended June 28, 2002 and June 29, 2001:

2002	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	15,574,050	$40.21
Granted	4,545,150	$22.26
Cancelled	(601,979)	$48.22
Exercised	(273,189)	$11.41

Outstanding, end of year	19,244,032	$36.13

2001	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	15,291,300	$27.73
Granted	5,334,850	$53.74
Cancelled	(331,275)	$33.23
Exercised	(4,720,825)	$15.53

Outstanding, end of year	15,574,050	$40.21

The following information pertains to options on Scientific-Atlanta’s common stock at June 28, 2002:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 4.54 – $10.97	1,074,822	3.44	$8.40
$11.25 – $18.50	1,577,475	5.59	$12.19
$22.00 – $48.79	7,941,597	8.66	$24.78
$50.00 – $51.78	5,927,466	8.04	$51.71
$52.69 – $86.81	2,722,672	8.28	$60.14

	19,244,032	7.87	$36.13

	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price
$ 4.54 – $10.97	1,074,822	$8.40
$11.25 – $18.50	1,543,100	$12.07
$22.00 – $48.79	3,419,779	$25.49
$50.00 – $51.78	3,860,168	$51.72
$52.69 – $86.81	1,452,417	$58.13

	11,350,286	$35.14

At June 28, 2002, 3,121,292 shares were reserved under employee and director stock option plans.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At June 28, 2002, 1,734,235 shares were reserved for issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $7,816, $7,552 and $6,325 in fiscal years 2002, 2001 and 2000, respectively. At June 28, 2002, 6,634,743 shares were reserved for issuance under this plan.

We have stock plans for non-employee directors that provide for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allows directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provide for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At June 28, 2002, 1,078,440 shares were reserved for issuance to non-employee directors under these plans.

We issue restricted stock awards, cash awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards was $361, $18,744 and $14,454 in fiscal years 2002, 2001 and 2000, respectively. At June 28, 2002, 3,155,542 shares were reserved for issuance under this plan.

Issuance of restricted shares to employees and Unearned compensation-restricted shares in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income include the change in the market value of restricted shares.

At June 28, 2002, a total of 15,724,252 shares of authorized stock were reserved for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997, and pursuant to the Plan declared a dividend of

Notes to Consolidated Financial Statements (Continued)

one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific Atlanta’s common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta’s common stock, or (iii) is determined by the Board of Directors to be an “adverse person” as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an “adverse person,” each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta’s having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At June 28, 2002, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of Scientific-Atlanta’s common stock or prior to the date any person or group is determined by the Board of Directors to be an “adverse person.” The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta’s 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta’s common stock. At June 28, 2002, there were 78,315 shares of preferred stock reserved for this purpose.

17.    Earnings Per Share

Basic and diluted earnings per share for the last three fiscal years were as follows:

	In Thousands		Per Share Amount
2002	Earnings	Shares
Basic earnings per common share:
Net earnings	$104,384	156,785	$0.67

Diluted earnings per common share:
Net earnings	$104,384	158,420	$0.66

Effect of dilutive stock options	$—	1,635	$(0.01)

2001	Earnings	Shares	Per Share Amount
Basic earnings per common share:
Net earnings	$333,674	161,601	$2.06

Diluted earnings per common share:
Net earnings	$333,674	167,888	$1.99

Effect of dilutive stock options	$—	6,287	$(0.07)

2000	Earnings	Shares	Per Share Amount
Basic earnings per common share:
Net earnings	$155,808	157,807	$0.99

Diluted earnings per common share:
Net earnings	$155,808	164,895	$0.94

Effect of dilutive stock options	$—	7,088	$(0.05)

Notes to Consolidated Financial Statements (Continued)

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

	2002	2001	2000
Number of options outstanding	12,272,271	4,836,047	1,507,087
Weighted average exercise price	$46.95	$55.29	$50.48

18.     Subsequent Event

During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of a customer in Germany, ish GmbH & Co. KG (ish, formerly known as Kabel Nordrhein-Westfalen GmbH & Co. KG) was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish suspended or cancelled a number of work orders previously issued to the Cable Upgrade Consortium, of which we are a member and through which we furnish our products and services. In addition, ish requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. At June 28, 2002, our exposure in accounts receivable and inventory related to ish was approximately $36 million. We have not received any significant additional orders or payments from ish. In addition, Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002. We are currently in negotiations with ish regarding the structure and timing of payment of outstanding invoices. Based on our understanding on the Consortium’s legal position as a creditor and current negotiations with ish, we believe the collectibility of the receivable and the realization of the carrying value of the inventory is probable. However, these events may impact revenues from the customer and the results of our operations in future periods.

Scientific-Atlanta, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For Each Of The Three Years In The Period Ended June 28, 2002
(In Thousands)

Col. A	Col. B	Col. C				Col. D		Col. E
Description	Balance at beginning of period	Additions				Deductions		Balance at end of period
		Charged to costs or expenses		Charged to other accounts
Deducted on the balance sheet from asset to which it applies:
June 28, 2002 — Allowance for doubtful accounts	$5,982	$83,904	(1)	$2,642	(2)	$(86,805)	(1)	$5,723

June 29, 2001 — Allowance for doubtful accounts	$4,134	$1,866		$—		$(18)	(3)	$5,982

June 30, 2000 — Allowance for doubtful accounts	$8,160	$(3,165)	(4)	$—		$(861)	(3)	$4,134

June 28, 2002 — Restructuring reserves	$800	$28,164	(5)	$—		$(19,209)	(6)	$9,755

June 29, 2001 — Restructuring reserves	$1,381	$—		$—		$(581)	(7)	$800

June 30, 2000 — Restructuring reserves	$1,600	$—		$—		$(219)	(7)	$1,381

Notes:

(1)	Primarily the provision for doubtful accounts and the write-off of accounts receivable resulting from the bankruptcy filing of Adelphia in June 2002.

(2)	From the acquisition of BarcoNet in fiscal year 2002.

(3)
Amounts represent uncollectible accounts written off. In fiscal year 2000, includes $439 of allowance for doubtful accounts on receivables of the Satellite Networks business unit that was sold to ViaSat in April 2000.

(4)	Includes the collection of $3,730 reserved in fiscal year 1998 for receivables from customers in the Asia-Pacific region.

(5)
Scientific-Atlanta recorded a restructuring charge of $28,164 in fiscal year 2002 which included $13,302 for severance, $5,313 for expenses related to contractual obligations under leases to be cancelled, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred during fiscal year 2002 to transfer manufacturing operations from Atlanta to Juarez. There were no restructuring charges in fiscal years 2001 or 2000.

(6)	Utilization of restructuring reserve for severance, assets abandoned, contractual obligations under cancelled leases and expenses related to the transfer of manufacturing from Atlanta to Juarez.

(7)	Utilization of restructuring reserves for expenses incurred under obligations under cancelled leases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc. (Registrant)

September 24, 2002	By:	/s/ JAMES F. MCDONALD
Date		James F. McDonald Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES F. MCDONALD James F. McDonald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 24, 2002 Date

/s/ WALLACE G. HAISLIP Wallace G. Haislip Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 24, 2002 Date

/s/ JULIAN W. EIDSON Julian W. Eidson Vice President and Controller (Principal Accounting Officer)	September 24, 2002 Date

/s/ MARION H. ANTONINI Marion H. Antonini Director	September 24, 2002 Date

/s/ JAMES I. CASH, JR. James I. Cash, Jr. Director	September 24, 2002 Date

/s/ DAVID W. DORMAN David W. Dorman Director	September 24, 2002 Date

/s/ WILLIAM E. KASSLING William E. Kassling Director	September 24, 2002 Date

/s/ MYLLE BELL MANGUM Mylle Bell Mangum Director	September 24, 2002 Date

/s/ TERENCE F. MCGUIRK Terence F. McGuirk Director	September 24, 2002 Date

/s/ DAVID J. MCLAUGHLIN David J. McLaughlin Director	September 24, 2002 Date

/s/ JAMES V. NAPIER James V. Napier Director	September 24, 2002 Date

/s/ SAM NUNN Sam Nunn Director	September 24, 2002 Date

CERTIFICATIONS

I, James F. McDonald, the Chief Executive Officer of Scientific-Atlanta, Inc. (the “Company”), in compliance with rules promulgated by the Securities and Exchange Commission under Section 302 of the Sarbanes-Oxley Act of 2002, hereby certify that:

(1)	I have reviewed the Annual Report on Form 10-K for the period ended June 28, 2002 of the Company (the “Annual Report”);

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.

Date: September 24, 2002

/s/ JAMES F. MCDONALD
Name: Title:	James F. McDonald Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Wallace G. Haislip, the Chief Financial Officer of Scientific-Atlanta, Inc. (the “Company”), in compliance with rules promulgated by the Securities and Exchange Commission under Section 302 of the Sarbanes-Oxley Act of 2002, hereby certify that:

(1)	I have reviewed the Annual Report on Form 10-K for the period ended June 28, 2002 of the Company (the “Annual Report”);

(2)
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

(3)
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.

Date: September 24, 2002

/s/ WALLACE G. HAISLIP
Name: Title:	Wallace G. Haislip Senior Vice President, Chief Financial Officer and Treasurer