Form 10-Q
period 2002-09-27
SCIENTIFIC ATLANTA INC
filed 2002-11-12
CIK 87777

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5517

SCIENTIFIC-ATLANTA, INC.
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0612397 (I.R.S. Employer Identification Number)

5030 Sugarloaf Parkway Lawrenceville, Georgia (Address of principal executive offices)	30042-5447 (Zip Code)

770-236-5000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

             As of October 25, 2002, Scientific-Atlanta, Inc. had outstanding 154,321,223 shares of common stock.

1 of  26

PART I – FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended

	September 27, 2002	September 28, 2001

SALES	$311,555	$410,097

COSTS AND EXPENSES
Cost of sales	198,831	278,916
Sales and administrative	47,024	44,688
Research and development	39,815	37,647
Restructuring	8,669	—
Interest expense	850	83
Interest income	(5,865)	(6,109)
Other (income) expense, net	5,514	(1,357)

Total costs and expenses	294,838	353,868

EARNINGS BEFORE INCOME TAXES	16,717	56,229

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	11,324	15,947
Deferred	(5,621)	3,171

NET EARNINGS	$11,014	$37,111

EARNINGS PER COMMON SHARE

BASIC	$0.07	$0.23

DILUTED	$0.07	$0.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	155,128	158,013

DILUTED	155,710	159,917

DIVIDENDS PER SHARE PAID	$0.01	$0.01

SEE ACCOMPANYING NOTES

2 of  26

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 27, 2002	June 28, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$427,375	$376,429
Short-term investments	367,912	354,848
Receivables, less allowance for doubtful accounts of $7,464 at September 27 and $5,723 at June 28	217,231	261,149
Inventories	178,654	217,452
Deferred income taxes	47,645	47,908
Other current assets	17,345	50,608

TOTAL CURRENT ASSETS	1,256,162	1,308,394

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	21,916	21,943
Building and improvements	80,260	78,464
Machinery and equipment	243,193	241,420

	345,369	341,827
Less – Accumulated depreciation and amortization	127,797	119,407

	217,572	222,420

GOODWILL	198,293	195,645
INTANGIBLE ASSETS	45,314	48,909
NON-CURRENT MARKETABLE SECURITIES	5,243	28,498
DEFERRED INCOME TAXES	36,507	29,861
OTHER ASSETS	75,133	80,900

TOTAL ASSETS	$1,834,224	$1,914,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$1,134	$1,739
Accounts payable	110,962	170,308
Accrued liabilities	139,206	145,606
Income taxes currently payable	3,270	—

TOTAL CURRENT LIABILITIES	254,572	317,653

LONG-TERM DEBT, LESS CURRENT MATURITIES	8,370	8,600

OTHER LIABILITIES	154,257	151,583

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at September 27 and June 28	82,496	82,496
Additional paid-in capital	520,292	530,712
Retained earnings	1,042,641	1,033,168
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $57 at September 27 and $(121) at June 28	93	(197)

	1,645,522	1,646,179
Less –Treasury stock, at cost (10,872,469 shares at September 27 and 8,361,862 shares at June 28)	228,497	209,388

	1,417,025	1,436,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834,224	$1,914,627

SEE ACCOMPANYING NOTES

3 of  26

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended

	September 27, 2002	September 28, 2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,617	$30,058

INVESTING ACTIVITIES:
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	20,821	—
Purchases of short-term investments, net	(13,064)	(26,618)
Purchases of property, plant, and equipment	(8,677)	(8,330)
Purchase of shares of PowerTV	(4,580)	—
Other	1,763	6

Net cash used in investing activities	(3,737)	(34,942)

FINANCING ACTIVITIES:
Issuance of common stock	717	732
Treasury shares acquired	(32,410)	(183,993)
Dividends paid	(1,541)	(1,560)
Principal payments on debt	(700)	(91)

Net cash used in financing activities	(33,934)	(184,912)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,946	(189,796)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376,429	563,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$427,375	$373,526

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$831	$68

Income taxes paid (refunded), net	$(27,442)	$15,489

SEE ACCOMPANYING NOTES

4 of  26

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended

	September 27, 2002	September 28, 2001

NET EARNINGS	$11,014	$37,111

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX(1)

Unrealized holding gains (losses) on marketable securities	968	(5,741)

Minimum liability adjustments on retirement plans	—	60

Foreign currency translation adjustments	(1,512)	1,488

Changes in fair value of derivatives	834	(598)

COMPREHENSIVE INCOME	$11,304	$32,320

(1)	Assumed 38 percent tax in fiscal years 2003 and 2002.

SEE ACCOMPANYING NOTES

5 of  26

NOTES:
(Amounts in thousands, except share data)

A.	The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2002 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Amounts in the Consolidated Statements of Financial Position at June 28, 2002 contained in this Form 10-Q were derived from the Consolidated Statements of Financial Position contained in our fiscal year 2002 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. Accruals for warranty obligations exceeding one year and the related deferred income taxes have been reclassified to Other Liabilities from Accrued Liabilities.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

Quarter Ended September 27, 2002	Net Earnings	Shares	Per Share Amount

Basic earnings per common share	$11,014	155,128	$0.07

Diluted earnings per common share	$11,014	155,710	$0.07

Effect of dilutive stock options	$—	582	$—

Quarter Ended September 28, 2001	Net Earnings	Shares	Per Share Amount

Basic earnings per common share	$37,111	158,013	$0.23

Diluted earnings per common share	$37,111	159,917	$0.23

Effect of dilutive stock options	$—	1,904	$—

6 of  26

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	September 27, 2002	September 28, 2001

Number of options outstanding	16,351,927	10,127,977
Weighted average exercise price	$40.10	$52.74

C.	Inventories consist of the following:

	September 27, 2002	June 28, 2002

Raw materials and work-in-process	$111,859	$117,938
Finished goods	66,795	99,514

Total inventory	$178,654	$217,452

D.	During the quarter ended September 27, 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32,410 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares.

During the quarter ended September 28, 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. We also acquired 111,682 shares of our common stock from the deferral of the payment of restricted stock that vested during the quarter ended September 28, 2001 and 55,719 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the quarter ended September 28, 2001.

E.	Other (income) expense of $5,514 for the quarter ended September 27, 2002 included $4,577 of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and foreign exchange losses of $1,908. These losses were partially offset by a net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock and the related warrant. There were no other significant items in other (income) expense for the quarter ended September 27, 2002. There were no significant items in other (income) expense for the quarter ended September 28, 2001.

F.	In July 2002, we acquired a portion of the shares held by the minority shareholders of PowerTV, Inc., a majority-owned subsidiary, for $4,580 of cash. The entire purchase price was recorded as goodwill.

G.	In August 2002, we announced a reduction of our workforce by an additional 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. Most of the reductions were effective during the first quarter of fiscal year 2003, although some will occur during the second fiscal quarter. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also includes the consolidation of certain office and manufacturing facilities. We expect these actions to reduce our costs and expenses by approximately $40,000 on an annual basis, starting in the second half of this fiscal year. As a result of these actions and an earlier restructuring announced in October 2001, we recorded restructuring charges of $8,669, primarily for severance, during the fiscal quarter ended September 27, 2002. During the quarter ended September 27, 2002, approximately 300 employees were terminated pursuant to these plans, and severance of approximately $5,785 was paid to terminated employees. We anticipate recording additional charges related to the August 2002 restructuring that will total approximately $8,000 over the next two quarters of fiscal year 2003.

7 of  26

The following reconciles the beginning restructuring liability at June 28, 2002 to the restructuring liability at September 27, 2002:

	Contractual Obligations Under Cancelled Leases	Severance	Fixed Assets	Other	Total

Balance at June 28, 2002	$5,202	$4,553	$—	$—	$9,755
Restructuring provision	414	7,603	372	280	8,669
Charges to the reserve and assets written off	(373)	(5,785)	(372)	(280)	(6,810)

Balance at September 27, 2002	$5,243	$6,371	$—	$—	$11,614

H.	During fiscal year 2002, Scientific-Atlanta acquired 100 percent of the equity securities of BarcoNet NV (BarcoNet), a Belgium-based manufacturer of cable television equipment, for a cash payment of $157,474. The results of operations of BarcoNet were included in the Consolidated Statements of Earnings from the date of acquisition in January 2002.

The unaudited pro forma summary below presents certain financial information as if the BarcoNet acquisition had occurred as of June 30, 2001. The pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on the first day of our fiscal year. Additionally, these pro forma results are not indicative of future results.

Three Months Ended September 28, 2001

Sales	$431,136

Net income from continuing operations	29,230
Loss from discontinued operations	(36,741)

Net loss	$(7,511)

Diluted loss per share	$(0.05)

Losses from discontinued operations resulted from the discontinuance of Internet services activities by BarcoNet in fiscal year 2001.

I.	Scientific-Atlanta adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal year 2003. This statement addresses the accounting and reporting of long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sales. The adoption of this statement did not result in any charges to operations for impairment of long-lived assets.

8 of  26

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Scientific-Atlanta had stockholders’ equity of $1.4 billion and cash on hand was $427.4 million at September 27, 2002. Cash increased $50.9 million during the quarter. Cash provided by operating activities for the quarter ended September 27, 2002 of $88.6 million included net earnings of $11.0 million, reductions in accounts receivable and inventory of $43.9 million and $38.8 million, respectively, and a federal income tax refund of $32.0 million related to the write-off of accounts receivable from Adelphia Communications Corporation (Adelphia) resulting from its filing for bankruptcy in June 2002. These were offset partially by reductions in accounts payable and accrued expenses aggregating $62.1 million.

         During the quarter ended September 27, 2002, we received a cash payment of $20.8 million from the settlement of a collar on a warrant to purchase shares of common stock. We also purchased 2,685,200 shares of our common stock for $32.4 million, increased short-term investments by $13.1 million, acquired property, plant and equipment for $8.7 million and acquired a portion of the minority interest of shareholders of a majority-owned subsidiary, PowerTV, Inc., for $4.6 million.

         The current ratio of Scientific-Atlanta was 4.9:1 at September 27, 2002, up from 4.1:1 at June 28, 2002. At September 27, 2002, we had debt of $9.5 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

         Scientific-Atlanta continued to experience declines in sales this quarter as compared to the prior year and the fourth quarter of fiscal year 2002. We believe the declining consumer confidence in the United States amid a slow economy and difficult economic conditions outside the United States, continued significant declines in capital spending by our customers as credit markets have tightened and customer credit ratings have been lowered, our customers’ competition from satellite providers and the declining financial condition of several of our customers and distributors has affected their ability to pay for product that has shipped, take orders they have previously placed or raise additional capital to fund the purchase of equipment and services. Adelphia filed for bankruptcy in June 2002. During the first quarter of fiscal year 2003, Communications Dynamics, Inc., parent of TVC Communications (TVC), a distributor of our products in Latin America, filed for bankruptcy. If these trends continue, which we are not able to predict, our sales and results of operations will be adversely affected.

         In addition, our backlog has declined from $772.5 million at March 29, 2002 to $391.6 million at September 27, 2002. Due to this decline in backlog, we are more dependent on the shipment of product from orders received during the quarter rather than from backlog to generate sales. Our increased dependence on the receipt of orders during each quarter to generate sales during that quarter limits our visibility as to our sales volume for the quarter until the end of the quarter. In addition, our quarters tend to be back-end loaded with a larger portion of orders being received and sales being recognized for any quarter at or near the end of the quarter.

         Sales for the fiscal quarter ended September 27, 2002 were $311.6 million, down 24 percent from the prior year. International sales in the first quarter of fiscal year 2003 were $94.1 million, up 13 percent over the prior year. The year-over-year increase in international sales was due to the addition of sales from BarcoNet, which we acquired in January 2002.

         Sales of subscriber products declined 30 percent from last year’s first quarter to $194.8 million. In the first quarter of fiscal year 2003, we sold 546 thousand Explorer® digital settops as compared to 855 thousand in the prior year. During the first quarter of fiscal year 2003, we sold 101 thousand WebSTAR™ cable modems, up from 27 thousand in the prior year.

9 of  26

         We also delivered an additional 60 thousand Explorer digital settops and associated headend equipment to Cablevision Systems Corporation (Cablevision) during the first quarter of fiscal year 2003, for which we have deferred recognition of approximately $18 million of revenue, pending the conversion of a binding letter agreement into a detailed, definitive contract. During the second quarter, we continued to deliver settops to Cablevision under the binding letter agreement and have deferred recognition of the related revenue. Shipments of settops to Cablevision are expected to constitute a significant portion of our total shipments of settops during the second quarter. We are currently negotiating the terms of the detailed, definitive contract. However, failure to convert the binding letter agreement into a detailed, definitive contract will adversely affect our ability to recognize revenue and therefore, our results of operation in the second quarter of fiscal year 2003.

         Sales of transmission products during the first quarter of fiscal year 2003 were $97.6 million, including $14.2 million related to the termination of a contract with German cable operator Callahan Kabel BW GmbH & Co. KG. Transmission product sales declined by 12 percent from last year’s first quarter, despite the addition of sales from BarcoNet, due to weak transmission-related spending in all regions of the world. Satellite product sales of $19.2 million in the first quarter of fiscal year 2003 were approximately the same as the first quarter of last year.

         During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of ish GmbH & Co. KG (ish), a customer in Germany, was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish suspended or cancelled a number of work orders previously issued to the Cable Upgrade Consortium, of which we are a member and through which we furnish our products and services. In addition, ish requested and received a 120-day moratorium, which has been extended, on all outstanding invoices payable to all members of the Consortium. Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002. At September 27, 2002, our exposure in accounts receivable and inventory related to ish was approximately $36 million. We have not received any significant additional orders or payments from ish. We are currently in negotiations with ish regarding the structure and timing of payment of outstanding invoices. Based on our understanding of the Consortium’s legal position as a creditor and current negotiations with ish, we believe the collectibility of the receivable and the realization of the carrying value of the inventory is probable, although not assured. However, these events may impact revenues from this customer and the results of our operations in future periods.

         Gross margin was 36.2 percent of sales, 4.2 percentage points higher than the prior year. The continued benefit of cost reductions through procurement, lower costs for warranty and scrap and the completion of the transfer of our Atlanta, Georgia manufacturing operations to Juarez, Mexico in the fourth quarter of fiscal year 2002 more than offset the impact of lower volumes and price reductions in the quarter ended September 27, 2002 as compared to the prior year.

         Research and development expenses for the quarter ended September 27, 2002 were $39.8 million, up $2.2 million, or 6 percent, over the first quarter of the prior fiscal year. The year-over-year increase was primarily due to research and development expenses at BarcoNet, offset in part by expense reductions related to the restructuring announced in October 2001. Research and development efforts during the quarter continued to focus on the development of applications and enhancements to our interactive broadband networks.

         Sales and administrative expenses of $47.0 million in the quarter ended September 27, 2002 increased $2.3 million, or 5 percent, over the comparable quarter of the prior fiscal year. Selling expenses in the quarter ended September 27, 2002 were lower than the prior year due to the impact of the restructuring announced in October 2001 and to the lower sales volume which more than offset the increase from the acquisition of BarcoNet. Administrative expenses in the quarter ended September 27, 2002 increased year-over-year due to higher amortization expense of intangible assets established with the acquisition of BarcoNet, the addition of administrative expenses from BarcoNet and $1.6 million of bad debt expense recorded following the bankruptcy filing of TVC’s parent during the quarter.

         In August 2002, we announced a reduction of our workforce by an additional 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. Most of the reductions were effective during the first quarter of fiscal year 2003, although some will occur during the second fiscal quarter. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also includes the consolidation of certain office and manufacturing

10 of  26

facilities. We expect these actions to reduce our costs and expenses by approximately $40 million on an annual basis, starting in the second half of this fiscal year. As a result of these actions and an earlier restructuring announced in October 2001, we recorded restructuring charges of $8.7 million, primarily for severance, during the fiscal quarter ended September 27, 2002. We anticipate recording additional charges related to the August 2002 restructuring that will total approximately $8 million over the next two quarters of fiscal year 2003.

         We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal year 2003. This statement addresses the accounting and reporting of long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sales. The adoption of this statement did not result in any charges to operations for impairment of long-lived assets.

         Interest expense was $0.8 million in the quarter ended September 27, 2002, up from $0.1 million in the first quarter of the prior fiscal year. The year-over-year increase was due to the debt we assumed from BarcoNet as a result of the acquisition.

         Other (income) expense of $5.5 million for the quarter ended September 27, 2002 included $4.6 million of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and foreign exchange losses of $1.9 million. These losses were partially offset by a net gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock and the related warrant. There were no other significant items in other (income) expense for the quarter ended September 27, 2002. Other (income) expense of $(1.4) million for the quarter ended September 28, 2001 did not include any significant items.

         Earnings before income taxes were $16.7 million in the quarter ended September 27, 2002, down $39.5 million from the prior year due primarily to the lower sales volume in the first quarter of fiscal year 2003 as compared to the prior year. This decline was partially offset by an improved gross margin rate in fiscal year 2003. Earnings before income taxes in the quarter ended September 27, 2002 also included restructuring charges of $8.7 million and charges of $4.6 million for other-than-temporary declines in the market value of investments in privately-held companies.

         Scientific-Atlanta’s effective income tax rate was 34.1 percent for the quarter ended September 27, 2002, approximately the same as the prior year.

         Net earnings for the quarter ended September 27, 2002 were $11.0 million, compared to $37.1 million in the prior year. Lower sales volume in the first quarter of fiscal year 2003 and charges for restructuring and other-than-temporary declines in the market value of marketable securities and investments in privately-held companies were the primary factors in the year-over-year decline.

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

11 of  26

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

Allowance for Doubtful Accounts

         Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcies of Adelphia and the parent of TVC, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support accounts receivable.

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

Non-Current Marketable Securities

         Non-current marketable securities consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. (The collar on the warrant held at June 28, 2002 was settled during the first quarter of fiscal year 2003.) We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on the warrants and collar are included in Other (income) expense.

12 of  26

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

         Any statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99.1 to this Form 10-Q for a description of the various risks and uncertainties that could cause Scientific-Atlanta’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific-Atlanta’s forward- looking statements. Such Exhibit 99.1 is hereby incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scientific-Atlanta, the Scientific-Atlanta logo and Explorer, are registered trademarks of Scientific-Atlanta, Inc. WebSTAR is a trademark of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

13 of  26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Amounts in thousands)

         We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings in Other (income) expense. There were no charges for ineffectiveness recorded during the first quarter of fiscal years 2003 or 2002. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

         Firmly committed purchase exposure and related hedging instruments at September 27, 2002 were as follows:

Canadian Dollars

Firmly committed purchase contracts	25,723
Notional amount of forward contracts	19,750
Average contract amount (Foreign currency/United States dollar)	1.57

         At September 27, 2002, we had unrealized losses of $183, net of tax of $112, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2004.

         Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting in accumulated other comprehensive income are recognized in Other (income) expense. During the quarter ended September 27, 2002, we recorded losses of $2,097 related to these contracts. No such gains or losses were recorded in the first quarter of fiscal year 2002. At September 27, 2002, we had forward contracts to sell 36,795 Euros which did not meet the criteria for hedge accounting in accumulated other comprehensive income. Contracts for approximately 12,000 Euros hedged our exposure on Euro-based receivables and the remaining contracts served as an economic hedge of a portion of our foreign currency exposure in Euro-denominated operations.

         We have market risks associated with the volatility in the value of our non-current marketable securities which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $968 in the first quarter of fiscal year 2003 and after-tax, unrealized losses of $5,741 in the first quarter of fiscal year 2002. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $3,868 in the first quarter of fiscal year 2003 from the other-than-temporary decline in the market value of a marketable security. No such gains, losses or declines in value were recorded in the first quarter of fiscal year 2002.

         Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. We also entered into a collar with put and call options which was designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During the first quarter of fiscal year 2003, we recorded unrealized losses of $856 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of the collar and related warrant in Other (income) expense. No such gains or losses were recorded in the first quarter of fiscal year 2002.

14 of  26

         We also have market risks associated with the volatility of our investments in privately-held companies which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $709 in the first quarter of fiscal year 2003 from other-than-temporary declines in the fair value of our investments in privately-held companies. No such losses were recorded in the first quarter of fiscal year 2002.

ITEM 4.	CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President, and Chief Executive Officer, James F. McDonald, and Senior Vice President, Chief Financial Officer and Treasurer, Wallace G. Haislip, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

15 of  26

PART II – OTHER INFORMATION

Item 5.	Other Items

In November 2002, the Corporate Governance and Nominations Committee of the Board of Directors amended our Aircraft Policy effective December 1, 2002 to delete the requirement that the Chief Executive Officer use private aircraft for both business and personal travel at the expense of the company. This requirement had been instituted for security reasons following the September 11, 2001 terrorist attacks on the United States. Any non-business use of private aircraft by the Chief Executive Officer after December 1, 2002 must be paid for by him.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

99.1	Cautionary Statements

99.2	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	A Current Report on Form 8-K dated as of September 24, 2002 was filed during the quarter reporting under Item 9 the filing of sworn statements in accordance with SEC Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC. (Registrant)
Date:	November 12, 2002	By:	/s/WALLACE G. HAISLIP

Wallace G. Haislip Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory of the Registrant)

16 of  26

Certification of Chief Executive Officer Regarding Periodic Report
Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James F. McDonald, the Chief Executive Officer of Scientific-Atlanta, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q for the period ended September 27, 2002 of Scientific-Atlanta, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/JAMES F. MCDONALD

Name:	James F. McDonald
Title:	Chairman of the Board, President and Chief
Executive Officer

17 of  26

Certification of Chief Financial Officer Regarding Periodic Report
Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wallace G. Haislip, the Chief Financial Officer of Scientific-Atlanta, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q for the period ended September 27, 2002 of Scientific-Atlanta, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of our disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/WALLACE G. HAISLIP

Name:	Wallace G. Haislip
Title:	Senior Vice President, Chief Financial Officer
and Treasurer

18 of  26