Form 10-Q
period 2002-12-27
SCIENTIFIC ATLANTA INC
filed 2003-02-07
CIK 87777

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-5517

SCIENTIFIC-ATLANTA, INC.

(Exact name of Registrant as specified in its charter)

Georgia	58-0612397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5030 Sugarloaf Parkway Lawrenceville, Georgia	30044
(Address of principal executive offices)	(Zip Code)

770-236-5000

(Registrant’s telephone number, including area code)

Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of February 7, 2003, Scientific-Atlanta, Inc. had outstanding 152,867,977 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	Decembera 28, 2001
SALES	$352,008	$418,194	$663,563	$828,291

COSTS AND EXPENSES
Cost of sales	240,638	278,567	439,469	557,483
Sales and administrative	48,009	46,392	95,033	91,080
Research and development	36,808	35,550	76,623	73,197
Restructuring	2,566	18,737	11,235	18,737
Interest expense	247	133	1,097	216
Interest income	(5,817)	(5,803)	(11,682)	(11,912)
Other (income) expense, net	6,604	(14,955)	12,118	(16,312)

Total costs and expenses	329,055	358,621	623,893	712,489

EARNINGS BEFORE INCOME TAXES	22,953	59,573	39,670	115,802
PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	15,879	22,277	27,203	38,224
Deferred	(8,074)	(1,859)	(13,695)	1,312

NET EARNINGS	$15,148	$39,155	$26,162	$76,266

EARNINGS PER COMMON SHARE
BASIC	$0.10	$0.25	$0.17	$0.49

DILUTED	$0.10	$0.25	$0.17	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	154,380	156,072	154,754	157,042

DILUTED	154,754	157,559	155,232	158,738

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.02	$0.02

SEE ACCOMPANYING NOTES

2 of 20

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 27, 2002	June 28, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396,545	$376,429
Short-term investments	386,666	354,848
Receivables, less allowance for doubtful accounts of $7,629 at December 27 and $5,723 at June 28	248,471	261,149
Inventories	143,671	217,452
Deferred income taxes	55,397	47,908
Other current assets	29,051	50,608

TOTAL CURRENT ASSETS	1,259,801	1,308,394

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	22,103	21,943
Building and improvements	81,970	78,464
Machinery and equipment	247,477	241,420

	351,550	341,827
Less—Accumulated depreciation and amortization	138,584	119,407

	212,966	222,420

GOODWILL	219,666	195,645
INTANGIBLE ASSETS	54,593	48,909
NON-CURRENT MARKETABLE SECURITIES	7,421	28,498
DEFERRED INCOME TAXES	28,804	29,861
OTHER ASSETS	67,964	80,900

TOTAL ASSETS	$1,851,215	$1,914,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$874	$1,739
Accounts payable	117,363	170,308
Accrued liabilities	118,655	145,606
Income taxes currently payable	15,474	—

TOTAL CURRENT LIABILITIES	252,366	317,653

LONG-TERM DEBT, LESS CURRENT MATURITIES	8,822	8,600
OTHER LIABILITIES	144,035	151,583
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at December 27 and at June 28	82,496	82,496
Additional paid-in capital	514,240	530,712
Retained earnings	1,056,244	1,033,168
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $7,053 at December 27 and $(121) at June 28	11,507	(197)

	1,664,487	1,646,179
Less—Treasury stock, at cost (10,548,571 shares at December 27 and 8,361,862 shares at June 28)	218,495	209,388

	1,445,992	1,436,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,851,215	$1,914,627

SEE ACCOMPANYING NOTES

3 of 20

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	December 27, 2002	December 28, 2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$114,442	$173,761

INVESTING ACTIVITIES:
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	20,821	—
Purchases of short-term investments, net	(31,818)	(3,718)
Purchases of property, plant, and equipment	(14,321)	(14,784)
Acquisition of certain assets of Arris Group	(30,000)	—
Acquisition of certain assets of ChanneLogics, Inc.	(1,600)	—
Purchase of PowerTV Shares	(4,580)	—
Proceeds from sale of an investment	1,763	—
Other	6	75

Net cash used in investing activities	(59,729)	(18,427)

FINANCING ACTIVITIES:
Issuance of common stock	1,938	2,503
Treasury shares acquired	(32,410)	(183,993)
Dividends paid	(3,086)	(3,123)
Principal payments on debt, net	(1,039)	(91)

Net cash used in financing activities	(34,597)	(184,704)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,116	(29,370)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376,429	563,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396,545	$533,952

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$1,058	$185

Income taxes paid (refunded), net	$(25,402)	$24,947

SEE ACCOMPANYING NOTES

4 of 20

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
NET EARNINGS	$15,148	$39,155	$26,162	$76,266
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX (1)
Unrealized gains (losses) on marketable securities, net (2)	1,124	3,142	(162)	(2,600)
Minimum liability adjustments on retirement plans	—	—	—	62
Foreign currency translation adjustments	8,324	(958)	6,812	529
Changes in fair value of derivatives	50	244	884	(354)

COMPREHENSIVE INCOME	$24,646	$41,583	$33,696	$73,903

(1)	Assumed 38 percent tax in fiscal years 2003 and 2002.

(2)	Net of reclassification adjustments of $1,916 and $4,170 in the three and six months ended December 27, 2002, respectively. No such adjustments were made in the three or six months ended December 28, 2001.

SEE ACCOMPANYING NOTES

NOTES:

(Amounts in thousands, except share data)

5 of 20

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

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

Quarter Ended December 27, 2002	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$15,148	154,380	$0.10
Effect of dilutive stock options	—	374	—

Diluted earnings per common share	$15,148	154,754	$0.10

Quarter Ended December 28, 2001	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$39,155	156,072	$0.25
Effect of dilutive stock options	—	1,487	—

Diluted earnings per common share	$39,155	157,559	$0.25

6 of 20

Six Months Ended December 27, 2002	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$26,162	154,754	$0.17
Effect of dilutive stock options	—	478	—

Diluted earnings per common share	$26,162	155,232	$0.17

Six Months Ended December 28, 2001	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$76,266	157,042	$0.49
Effect of dilutive stock options	—	1,696	(0.1)

Diluted earnings per common share	$76,266	158,738	$0.48

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	December 27, 2002	December 28, 2001
Number of options outstanding	16,151,386	12,506,060
Weighted average exercise price	$40.00	$46.84

C.	During the six months ended December 27, 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32,410 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares.

During the six months ended December 28, 2001, we purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. During the six months ended December 28, 2001, we also acquired 111,682 shares of our common stock from the conversion of the right to receive common stock into the right to receive cash and 55,719 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the six months ended December 28, 2001.

D.	Other (income) expense for the quarter ended December 27, 2002 included $6,465 of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies. Other (income) expense for the six months ended December 27, 2002 included losses of $11,042 from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and $1,899 from the decline in the cash surrender value of life insurance. These losses were partially offset by a net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or six months ended December 27, 2002.

Other (income) expense for the three and six months ended December 28, 2001 included a gain of $16,200 from the appreciation in the market value of a warrant to purchase common stock of a public company. There were no other significant items in other (income) expense for the three or six months ended December 28, 2001.

E.	Inventories consist of the following:

	December 27, 2002	June 28, 2002
Raw materials and work-in-process	$92,843	$117,938
Finished goods	50,828	99,514

Total inventory	$143,671	$217,452

7 of 20

F.	During the second quarter of fiscal year 2003, we acquired certain assets of the Network Technologies business of Arris Group (Arris) for $37,500, subject to adjustments. We made an initial cash payment of $30,000 during the quarter and expect to finalize the purchase price adjustments during the quarter ended March 28, 2003. We also acquired the software, technology and other assets of ChanneLogics, Inc. (ChanneLogics) for $1,600 of cash. The acquired assets were recorded at their estimated fair value at the date of acquisition. The initial $30,000 paid to Arris has been allocated to the assets including $11,533 of goodwill and $10,830 of other intangible assets, primarily existing technology and customer base, which are being amortized over varying periods of up to four years. The purchase price of ChanneLogics has been allocated to the assets including $549 of goodwill and $530 of other intangible assets, primarily existing technology, which are being amortized over varying periods of up to five years.

During the first quarter of fiscal year 2003, we acquired a portion of the shares held by the minority shareholders of PowerTV, Inc., a majority-owned subsidiary, for $4,580 of cash. The entire purchase price was recorded as goodwill.

G.	In August 2002, we announced a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. The workforce reduction was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. We expect these actions to reduce our costs and expenses by approximately $40,000 on an annual basis, starting in the second half of this fiscal year. As a result of these actions and an earlier restructuring announced in October 2001, we recorded restructuring charges of $11,235, primarily for severance, during the six months ended December 27, 2002. During the six months ended December 27, 2002, approximately 400 employees were terminated pursuant to these restructurings, and severance of approximately $10,442 was paid to terminated employees. We anticipate recording additional charges related to the August 2002 restructuring that will total approximately $2,000 in the third quarter of fiscal year 2003.

The following reconciles the beginning restructuring liability at June 28, 2002 to the restructuring liability at December 27, 2002:

	Contractual Obligations Under Cancelled Leases	Severance	Fixed Assets	Other	Total
Balance at June 28, 2002	$5,202	$4,553	$—	$—	$9,755
Restructuring provision	414	9,074	377	1,741	11,606
Charges to the reserve and assets written off	(1,029)	(10,442)	(377)	(1,852)	(13,700)
Reserve reversal	(371)	—	—	—	(371)

Balance at December 27, 2002	$4,216	$3,185	$—	$(111)	$7,290

8 of 20

H.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of sale and recognized in future periods according to the terms of the warranty agreement.

The following reconciles the beginning warranty liability at June 28, 2002 to the warranty liability at December 27, 2002:

Accrued warranty at June 28, 2002	$38,742
Reductions for payments	(11,204)
Additions for warranties issued during the period	9,090
Other adjustments	(286)

Accrued warranty at December 27, 2002	$36,342

I.	During fiscal year 2002, Scientific-Atlanta acquired 100 percent of the equity securities of BarcoNet NV (BarcoNet), a Belgium-based manufacturer of cable television equipment, for a cash payment of $157,474. The results of operations of BarcoNet were included in the Consolidated Statements of Earnings from the date of acquisition in January 2002.

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

	Three Months Ended December 28, 2001	Six Months Ended December 28, 2001
Sales	$439,432	$870,568

Net earnings from continuing operations	27,336	56,567
Gain (loss) from discontinued operations	2,694	(34,048)

Net earnings	$30,030	$22,519

Diluted earnings per share	$0.19	$0.14

The gain (loss) from discontinued operations resulted from the discontinuance of Internet services activities by BarcoNet in calendar year 2001.

9 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Scientific-Atlanta had stockholders’ equity of $1.4 billion and cash on hand was $396.5 million at December 27, 2002. Cash increased $20.1 million during the six months ended December 27, 2002. Cash provided by operating activities for the six months ended December 27, 2002 of $114.4 million included net earnings of $26.2 million, reductions in accounts receivable and inventory of $10.6 million and $83.2 million, respectively, and a federal income tax refund of $32.0 million related to the write-off of accounts receivable from Adelphia Communications Corporation (Adelphia) resulting from its filing for bankruptcy in June 2002. Net cash provided by operating activities included $38.5 million of non-cash expenses for depreciation and amortization. These were offset partially by reductions in accounts payable and accrued expenses aggregating $83.4 million.

During the six months ended December 27, 2002, we received a cash payment of $20.8 million from the settlement of a collar on a warrant to purchase shares of common stock of a public company. We also purchased 2,685,200 shares of our common stock for $32.4 million, increased short-term investments by $31.8 million, acquired certain assets of the Network Technologies business of the Arris Group for $37.5 million, subject to adjustments, for which an initial cash payment of $30.0 million was made, acquired property, plant and equipment for $14.3 million and acquired a portion of the minority interest of shareholders of a majority-owned subsidiary, PowerTV, Inc., for $4.6 million. We expect to finalize the purchase price adjustments related to the acquisition of certain assets of the Network Technologies business during the quarter ended March 28, 2003. The Network Technologies business includes analog optics, nodes and radio frequency (RF) electronics products.

The current ratio of Scientific-Atlanta was 5.0:1 at December 27, 2002, up from 4.1:1 at June 28, 2002. At December 27, 2002, we had debt of $9.7 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the fiscal quarter ended December 27, 2002 were $352.0 million, down 16 percent from the comparable quarter of the prior year. Sales of subscriber products declined 19 percent from last year’s second quarter to $229.0 million. In the second quarter of fiscal year 2003, we sold 804 thousand Explorer® digital set-tops as compared to 865 thousand in the prior year. In support of the on-demand television plans of our customers, we sold approximately 1,700 MultiQAM Modulators (MQAMs) in the quarter, approximately the same quantity as in the prior year. MQAMs are components of a network that can bring video-on-demand and subscription video-on-demand services to digital cable subscribers. During the second quarter of fiscal year 2003, we sold 189 thousand WebSTAR™ cable modems, up from 184 thousand in the prior year.

During the first quarter of fiscal year 2003, we shipped Explorer set-tops and associated headend equipment to Cablevision Systems Corporation (Cablevision), for which we deferred the recognition of approximately $18 million of sales, pending the execution of an agreement supplementing the original binding agreement. During the second quarter of fiscal year 2003, we executed a supplemental agreement with Cablevison which enabled us to recognize approximately $16 million of sales which had been deferred in the first fiscal quarter. Approximately $2 million of the sales deferred in the first fiscal quarter for development, maintenance and support services will be earned over the remaining term of the contract. Sales of products to Cablevision constituted more than 10 percent of our total sales in the quarter ended December 27, 2002.

Sales of transmission products during the second quarter of fiscal year 2003 of $104.0 million declined 12 percent from the prior year. Transmission product sales declined, despite the addition of sales from BarcoNet and $4.4 million of sales related to the termination of a contract with German cable operator ish GmbH & Co. KG (ish), due to weak transmission related spending in most regions of the world.

During the quarter ended December 27, 2002, we reached an agreement with German cable partner ish related to work orders which had been suspended or cancelled during the fourth quarter of fiscal year 2002 and our exposure in accounts receivable and inventory related to ish. As part of this settlement, we received a cash payment of $22.0 million and notes receivable denominated at $19.0 million. During the quarter, we entered into an agreement to sell these notes receivable for $11.5 million, which we expect to consummate in the third quarter of fiscal year 2003. In connection with this transaction, we recorded sales of $4.4 million and termination

10 of 20

expenses and write-offs of $10.9 million. We also removed from backlog approximately $19 million of orders from ish.

International sales in the second quarter of fiscal year 2003 were $75.2 million, down 4 percent from the prior year, due primarily to lower international sales of transmission products and services. International sales of transmission products and services to Callahan NRW in Germany in the second quarter of fiscal year 2002, which did not recur in the second quarter of fiscal year 2003, and weak transmission-related spending in all international regions of the world more than offset the incremental sales from BarcoNet, which we acquired in January 2002.

Sales for the six months ended December 27, 2002 were $663.6 million, down 20 percent from the prior year. Sales of subscriber products were $423.8 million, down 25 percent from the prior year. We sold approximately 1.3 million digital set-tops during the six months ended December 27, 2002, down from 1.7 million in the comparable period of the prior year. Sales of transmission products were $201.6 million, down 12 percent from the prior year. International sales were $169.3 million, up 5 percent from the prior year, as the addition of international sales generated by BarcoNet more than offset declines in other areas of the business, particularly international sales of other transmission products.

Gross margins were 31.6 percent of sales for the three months ended December 27, 2002, 1.8 percentage points lower than the comparable quarter of the prior year. The decline was due to the negative impact on gross margins of the settlement with ish discussed above, lower sales volumes, and the higher level of shipments of new set-top models, that currently have lower gross margins than the company average, in the second quarter of fiscal 2003 as compared to the prior year. These more than offset the benefit of cost reductions through procurement and the completion of the transfer of our Atlanta, Georgia manufacturing operations to Juarez, Mexico in the fourth quarter of fiscal year 2002.

Gross margins were 33.8 percent of sales for the six months ended December 27, 2002, 1.1 percentage points higher than the prior year. The continued benefit of cost reductions through procurement, lower costs for warranty and scrap and the completion of the transfer of our Atlanta, Georgia manufacturing operations to Juarez, Mexico more than offset the impact of the settlement with ish, lower volumes and price reductions.

Sales and administrative expenses were $48.0 million and $95.0 million for the three and six months ended December 27, 2002, respectively, an increase of approximately 4 percent over the comparable periods of the prior fiscal year. Selling expenses in the three and six months ended December 27, 2002 were lower than the prior year due to the impact of the restructurings announced in October 2001 and August 2002 and to the lower sales volume which more than offset the addition of BarcoNet’s selling expenses in fiscal year 2003. Administrative expenses in the three and six months ended December 27, 2002 increased year-over-year due to higher amortization expense of intangible assets established with the acquisition of BarcoNet and certain assets of Arris, the addition of administrative expenses from BarcoNet, higher professional fees and $1.6 million of bad debt expense recorded following the bankruptcy filing of TVC’s parent during the six months ended December 27, 2002.

Research and development expenses for the three and six months ended December 27, 2002 were $36.8 million and $76.6 million, respectively, up approximately 5 percent over the comparable periods of the prior fiscal year. The year-over-year increases were due primarily to research and development expenses at BarcoNet, offset in part by expense reductions related to the restructurings discussed below. Research and development efforts continued to focus on the development of applications and enhancements to our interactive broadband networks.

In August 2002, we announced a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. The workforce reduction was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. We expect these actions to reduce our costs and expenses by approximately $40 million on an annual basis, starting in the second half of this fiscal year. As a result of these actions and an earlier restructuring announced in October 2001, we recorded restructuring charges of $2.6 million and $11.2 million, primarily for severance, during the three and six months ended December 27, 2002, respectively. We anticipate recording additional charges related to the August 2002 restructuring that will total approximately $2 million in the third quarter of fiscal year 2003.

Interest expense was $1.1 million for the six months ended December 27, 2002, up $0.9 million from the same period of the prior fiscal year. The year-over-year increase was due to the debt we assumed from BarcoNet as a result of the acquisition.

11 of 20

Other (income) expense for the quarter ended December 27, 2002 included $6.5 million of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies. Other (income) expense for the six months ended December 27, 2002 included losses of $11.0 million from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and $1.9 million from the decline in the cash surrender value of life insurance. These losses were partially offset by a net gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or six months ended December 27, 2002.

Other (income) expense for the three and six months ended December 28, 2001 included a gain of $16.2 million from the appreciation in the market value of a warrant to purchase common stock of a public company. There were no other significant items in other (income) expense for the three or six months ended December 28, 2001.

Earnings before income taxes were $23.0 million for the quarter ended December 27, 2002, down $36.6 million from the prior year due primarily to lower sales volume, lower gross margin as a percent of sales and losses of $6.5 million from other-than-temporary declines in the market value of marketable securities and privately-held investments in the quarter ended December 27, 2002. Restructuring charges in the quarter ended December 27, 2002 were $16.2 million lower than those in the quarter ended December 28, 2001. This decline was offset by a gain of $16.2 million from the appreciation in the market value of a warrant to purchase common stock in the prior year which did not recur in the quarter ended December 27, 2002. The effective income tax rate for both periods was approximately 34 percent. Net income for the quarter ended December 27, 2002 was $15.1 million, down $24.0 million from the prior year.

Earnings before income taxes were $39.7 million for the six months ended December 27, 2002, down $76.1 million from the prior year due primarily to lower sales volume, higher administrative expenses and losses of $11.0 million from other-than-temporary declines in the market value of marketable securities and privately-held investments in the six months ended December 27, 2002. Restructuring charges in the six months ended December 27, 2002 were $7.5 million lower than those in the six months ended December 28, 2001. This decline was more than offset by a gain of $16.2 million from the appreciation in the market value of a warrant to purchase common stock in the prior year which did not recur in the six months ended December 27, 2002. The effective income tax rate for both periods was approximately 34 percent. Net income for the six months ended December 27, 2002 was $26.2 million, down $50.1 million from the prior year.

GENERAL

Scientific-Atlanta continued to experience declines in sales this quarter and for the first six months of fiscal year 2003 as compared to the prior year. We believe that our sales and results of operations have been affected by: (1) the low consumer confidence in the United States amid a slow economy and difficult economic and political conditions outside the United States, (2) continued significant declines in capital spending by our customers as credit markets have tightened and customer credit ratings have been lowered, (3) our customers’ competition from satellite providers, and (4) the declining financial condition of several of our customers and distributors. These trends have resulted in the failure of certain of our customers to: (1) pay for product that has shipped, (2) take delivery of orders they have previously placed and (3) raise additional capital to fund the purchase of equipment and services. Adelphia filed for bankruptcy in June 2002. During the first quarter of fiscal year 2003, Communications Dynamics, Inc., parent of TVC Communications (TVC), a distributor of our products in Latin America, filed for bankruptcy. If these trends continue, which we are not able to predict, our sales and results of operations could be adversely affected. We periodically assess the impact of these trends on our cost structure and reduce our costs, including, but not limited to, reductions in our workforce and consolidation of operations, to attempt to align such costs with our sales level.

In addition, our backlog has declined for the last three quarters from $772.5 million at March 29, 2002 to $382.7 million at December 27, 2002. Due to this decline in backlog, we continue to be more dependent on the shipment of product from orders received during the quarter rather than from backlog to generate sales. Our increased dependence on the receipt of orders during each quarter to generate sales during that quarter and our continued limited visibility to the inventory our customers hold limit our ability to predict our sales volume for the quarter until the end of the quarter. In addition, our quarters tend to be back-end loaded with a larger portion of orders being received and sales being recognized for any quarter at or near the end of the quarter.

12 of 20

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

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable and inventory reserves, and accrued liabilities and other liabilities, principally relating to warranty provisions.

Revenue Recognition

Our principal sources of revenues are from sales of digital interactive subscriber systems, broadband transmission networks and content distribution networks. We recognize revenue when (1) there is an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, (4) collectibility is reasonably assured, and (5) we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

The standard terms and conditions under which we ship allow a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is recorded at the time of acceptance.

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

13 of 20

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

During the six months ended December 27, 2002, we recorded losses of $6.8 million from the other-than-temporary decline in value of marketable securities. No such losses were recorded during the six months ended December 28, 2001. At December 27, 2002, we had unrealized holding gains on marketable securities, net of tax, of $54 thousand.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in other (income) expense. During the six months ended December 27, 2002, we recorded losses of $4.2 million from the other-than-temporary decline in value of investments in privately held companies. No such losses were recorded during the six months ended December 28, 2001. Investments in privately-held companies are included in Other assets in the Consolidated Statements of Financial Position.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities as well as outsource warranty repairs. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results.

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

Scientific-Atlanta and Explorer are registered trademarks of Scientific-Atlanta, Inc.

WebSTAR is a trademark of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                (Amounts in thousands)

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted

14 of 20

transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings in other (income) expense. There were no charges for ineffectiveness recorded during the first six months of fiscal years 2003 or 2002. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase exposure and related hedging instruments at December 27, 2002 were as follows:

Canadian Dollars
Firmly committed purchase contracts	17,463
Notional amount of forward contracts	14,450
Average contract amount (Foreign currency/United States dollar)	1.57

At December 27, 2002, we had unrealized losses of $133, net of tax benefit of $81, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting in accumulated other comprehensive income are recognized in other (income) expense. We recorded losses of $2,174 during the six months ended December 27, 2002 and gains of $35 during the six months ended December 28, 2001 related to these contracts.

We have market risks associated with the volatility in the value of our non-current marketable securities which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding losses of $162 and $2,600 in the first six months of fiscal years 2003 and 2002, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in other (income) expense. We recorded losses of $6,818 in the first six months of fiscal year 2003 from the other-than-temporary decline in the market value of marketable securities. No such gains, losses or declines in value were recorded in the first six months of fiscal year 2002.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. We also entered into a collar with put and call options which was designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During the first six months of fiscal year 2003, we recorded unrealized losses of $632 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of the collar and related warrant to purchase common stock in a public company in other (income) expense. No such gains or losses were recorded in the first six months of fiscal year 2002.

We also have market risks associated with the volatility of our investments in privately-held companies which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in other (income) expense. We recorded losses of $4,224 in the first six months of fiscal year 2003 from other-than-temporary declines in the fair value of our investments in privately-held companies. During the first six months of fiscal year 2002, we recorded a gain of $16,200 from the appreciation in the market value of a warrant to purchase common stock of a public company.

15 of 20

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President, and Chief Executive Officer, James F. McDonald, and Senior Vice President, Chief Financial Officer and Treasurer, Wallace G. Haislip, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman of the Board, President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date Messrs. McDonald and Haislip completed their evaluation.

16 of 20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the lawsuit filed by us against Gemstar-TV Guide International, Inc. on December 3, 1998 and described in our Annual Report on Form 10-K for the year ended June 28, 2002, the U.S. District Court in Atlanta issued a “Markman Order” on October 25, 2002 interpreting the claims of the so-called Reiter ‘578 patent and Hallenbeck ‘211 and ‘357 patents. We filed motions for summary judgment of non-infringement as to the Reiter and Hallenbeck patents. Gemstar agreed that, based on the interpretations set forth in the Markman Order, our accused products do not infringe the ‘211 patent. A hearing on the remaining patents will be held in February. The District Court in Atlanta also issued an Order on November 1, 2002 granting our Motion for Summary Judgment of non-infringement of the Levine ‘815 and ‘272 patents as to our analog set-top products.

In connection with the securities class action litigation filed in July 2001 and described in our Annual Report on Form 10-K for the year ended June 28, 2002, the U.S. District Court for the Northern District of Georgia denied on December 23, 2003 our motion to dismiss the consolidated complaint filed by the lead counsel. Scientific-Atlanta and the individual defendants have filed a motion requesting the Court to certify the denial for appeal to the 11th Circuit Court of Appeals, or, in the alternative, to re-consider its decision.

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was also filed in the U.S. District Court for the Northern District of Georgia. The action was brought against us and several of our officers and directors alleging breaches of fiduciary obligations to participants in Scientific-Atlanta’s 401(k) plan and is based on substantially the same factual allegations as the class action described above.

In January 2003, Scientific-Atlanta received a subpoena from the U.S. Department of Justice in the Eastern District of Missouri regarding the production of documents in connection with our marketing support arrangement with Charter Communications. We are cooperating in that investigation.

During the second quarter of fiscal year 2003, we resigned from the Creditors’ Committee in the Adelphia bankruptcy proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

(a)	The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 7, 2002.

(b)	Election of directors:

	Votes for	Withhold Authority
David W. Dorman	121,947,286	7,060,450
William E. Kassling	122,783,135	6,224,601
Mylle Bell Mangum	126,140,329	2,867,407

James I. Cash, Jr., James F. McDonald, Terence F. McGuirk, David J. McLaughlin, James V. Napier and Sam Nunn continue as directors. Marion H. Antonini retired from the Board of Directors when his term of office expired on November 7, 2002.

17 of 20

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
3.0	By-laws of Scientific-Atlanta, Inc.
99.1	Cautionary Statements
99.2	Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended December 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date:	February 7, 2003	By:	/s/ Wallace G. Haislip
Wallace G. Haislip Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory of the Registrant)

18 of 20

Certification of Chief Executive Officer Regarding Periodic Report

Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James F. McDonald, the Chief Executive Officer of Scientific-Atlanta, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scientific-Atlanta, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ James F. McDonald
Name:	James F. McDonald
Title:	Chairman of the Board, President and Chief Executive Officer

19 of 20

Certification of Chief Financial Officer Regarding Periodic Report

Containing Financial Statements Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Wallace G. Haislip, the Chief Financial Officer of Scientific-Atlanta, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scientific-Atlanta, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Wallace G. Haislip
Name:	Wallace G. Haislip
Title:	Senior Vice President, Chief Financial Officer and Treasurer

20 of 20