Form 10-Q
period 2003-03-28
SCIENTIFIC ATLANTA INC
filed 2003-05-09
CIK 87777

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

Yes ☒ No ☐

As of April 25, 2003, Scientific-Atlanta, Inc. had outstanding 148,991,442 shares of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
SALES	$382,630	$452,690	$1,046,193	$1,280,981

COSTS AND EXPENSES
Cost of sales	252,024	285,324	691,493	842,807
Sales and administrative	46,508	52,326	141,541	143,406
Research and development	35,728	37,505	112,351	110,702
Restructuring	3,555	3,788	14,790	22,525
Interest expense	—	376	710	592
Interest income	(4,695)	(4,697)	(16,377)	(16,609)
Other (income) expense, net	8,874	11,771	21,379	(4,541)

Total costs and expenses	341,994	386,393	965,887	1,098,882

EARNINGS BEFORE INCOME TAXES	40,636	66,297	80,306	182,099
PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	3,645	38,950	30,848	77,174
Deferred	10,171	(16,436)	(3,524)	(15,124)

NET EARNINGS	$26,820	$43,783	$52,982	$120,049

EARNINGS PER COMMON SHARE
BASIC	$0.18	$0.28	$0.34	$0.77

DILUTED	$0.18	$0.28	$0.34	$0.76

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	151,771	156,439	153,760	156,841

DILUTED	152,167	158,338	154,211	158,605

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

2 of 21

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 28, 2003	June 28, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$342,733	$376,429
Short-term investments	545,745	354,848
Receivables, less allowance for doubtful accounts of $6,853 at March 28 and $5,723 at June 28	192,898	261,149
Inventories	130,336	217,452
Deferred income taxes	43,185	47,908
Other current assets	14,906	50,608

TOTAL CURRENT ASSETS	1,269,803	1,308,394

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	22,009	21,943
Building and improvements	82,670	78,464
Machinery and equipment	241,173	241,420

	345,852	341,827
Less—Accumulated depreciation and amortization	140,656	119,407

	205,196	222,420

GOODWILL	224,885	195,645
INTANGIBLE ASSETS	52,917	48,909
NON-CURRENT MARKETABLE SECURITIES	9,038	28,498
DEFERRED INCOME TAXES	28,439	29,861
OTHER ASSETS	60,638	80,900

TOTAL ASSETS	$1,850,916	$1,914,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt	$569	$1,739
Accounts payable	151,743	170,308
Accrued liabilities	120,843	145,606
Income taxes currently payable	11,777	—

TOTAL CURRENT LIABILITIES	284,932	317,653

LONG-TERM DEBT, LESS CURRENT MATURITIES	9,076	8,600
OTHER LIABILITIES	149,542	151,583
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at March 28 and at June 28	82,496	82,496
Additional paid-in capital	511,118	530,712
Retained earnings	1,081,571	1,033,168
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $10,294 at March 28 and $(121) at June 28	16,795	(197)

	1,691,980	1,646,179
Less—Treasury stock, at cost (16,163,255 shares at March 28 and 8,361,862 shares at June 28)	284,614	209,388

	1,407,366	1,436,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,850,916	$1,914,627

SEE ACCOMPANYING NOTES

3 of 21

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	March 28, 2003	March 29, 2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$300,082	$362,031

INVESTING ACTIVITIES:
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	20,821	—
Purchases of short-term investments, net	(193,705)	(23,741)
Purchases of property, plant, and equipment	(19,518)	(23,618)
Acquisition of certain assets of Arris Group	(30,000)	—
Acquisition of certain assets of ChanneLogics, Inc.	(1,600)	—
Acquisition of BarcoNet, net of cash acquired	—	(143,286)
Purchase of PowerTV shares	(4,580)	—
Proceeds from sale of investments	2,880	—
Other	69	164

Net cash used in investing activities	(225,633)	(190,481)

FINANCING ACTIVITIES:
Issuance of common stock	2,294	3,591
Treasury shares acquired	(104,472)	(183,993)
Dividends paid	(4,579)	(4,687)
Principal payments on debt, net	(1,388)	(23,219)

Net cash used in financing activities	(108,145)	(208,308)

DECREASE IN CASH AND CASH EQUIVALENTS	(33,696)	(36,758)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	376,429	563,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,733	$526,564

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$653	$302

Income taxes paid (refunded), net	$(17,081)	$43,803

SEE ACCOMPANYING NOTES

4 of 21

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
NET EARNINGS	$26,820	$43,783	$52,982	$120,049
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX (1)
Unrealized gains (losses) on marketable securities, net (2)	1,003	(3,116)	841	(5,716)
Minimum liability adjustments on retirement plans	—	(2)	—	60
Foreign currency translation adjustments	4,068	(2,264)	10,880	(1,735)
Changes in fair value of derivatives	217	(192)	1,101	(546)

COMPREHENSIVE INCOME	$32,108	$38,209	$65,804	$112,112

(1)	Assumed 38 percent tax in fiscal years 2003 and 2002.

(2)	Net of reclassification adjustments of $-0- and $4,170 in the three and nine months ended March 28, 2003, respectively. No such adjustments were made in the three or nine months ended March 29, 2002.

SEE ACCOMPANYING NOTES

5 of 21

NOTES:

(Amounts in thousands, except per share data)

A.	The accompanying consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2002 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

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

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

Quarter Ended March 28, 2003	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$26,820	151,771	$0.18
Effect of dilutive stock options	—	396	—

Diluted earnings per common share	$26,820	152,167	$0.18

Quarter Ended March 29, 2002	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$43,783	156,439	$0.28
Effect of dilutive stock options	—	1,899	—

Diluted earnings per common share	$43,783	158,338	$0.28

Nine Months Ended March 28, 2003	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$52,982	153,760	$0.34
Effect of dilutive stock options	—	451	—

Diluted earnings per common share	$52,982	154,211	$0.34

Nine Months Ended March 29, 2002	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$120,049	156,841	$0.77
Effect of dilutive stock options	—	1,764	(0.01)

Diluted earnings per common share	$120,049	158,605	$0.76

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share for the three months ended March 28, 2003 and March 29, 2002 because the option’s exercise price was greater than the average market price of the common shares:

	March 28, 2003	March 29, 2002
Number of options outstanding	15,828	9,863
Weighted average exercise price	$39.97	$52.55

6 of 21

C.	We account for stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. No compensation cost from the grant of options pursuant to stock option plans is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock options granted.

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Net earnings as reported	$26,820	$43,783	$52,982	$120,049
Deduct: Compensation expense, net of tax	15,708	17,520	50,766	49,768

Pro forma net earnings	$11,112	$26,263	$2,216	$70,281

Earnings Per Share
Basic
As reported	$0.18	$0.28	$0.34	$0.77
Pro forma	$0.07	$0.17	$0.01	$0.45
Diluted
As reported	$0.18	$0.28	$0.34	$0.76
Pro forma	$0.07	$0.17	$0.01	$0.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and resulted in weighted average fair values of $8.05, $14.21, $8.05 and $14.33 with the following weighted average assumptions used for grants in the three months ended March 28, 2003 and March 29, 2002 and the nine months ended March 28, 2003 and March 29, 2002, respectively:

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
Risk free interest rate	2.77%	4.41%	2.78%	4.41%
Expected term	5 years	5 years	5 years	5 years
Expected forfeiture rate	1%	1%	1%	1%
Volatility	79%	76%	79%	76%
Expected annual dividends	$0.04	$0.04	$0.04	$0.04

D.	During the nine months ended March 28, 2003, we purchased 8,000 shares of our common stock at an aggregate cost of $97,303 pursuant to a program announced in July 2001 to buy back up to 8,000 shares and 559 shares at an aggregate cost of $7,169 pursuant to a program announced in February 2003 to buy back up to 10,000 shares.

During the nine months ended March 29, 2002, we purchased 7,925 shares of our common stock at an aggregate cost of $183,993 pursuant to a stock buyback program announced in March 2000. During the nine months ended March 29, 2002, we also acquired 112 shares of our common stock from the conversion of the right to receive common stock into the right to receive cash and 56 shares of our common stock from the payment in stock rather than cash by employees of tax withholding on restricted stock that vested during the nine months ended March 29, 2002.

E.	Other (income) expense for the quarter ended March 28, 2003 included $6,830 of losses from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities. Other (income) expense for the nine months ended March 28, 2003 included losses of $17,872 from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities and $3,317 from the decline in the market value of short-term investments. These losses were partially offset by a net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or nine months ended March 28, 2003.

Other (income) expense of $11,771 for the quarter ended March 29, 2002 included losses of $13,762 related to other-than-temporary declines in the market value of investments in privately-held companies and $13,280 from the decline in the market value of a warrant to purchase common stock. These losses were partially offset by gains of $10,575 from a collar on a warrant to purchase common stock and $6,842 from insurance proceeds. Other (income) expense of $4,541 for the nine months ended March 29, 2002 included gains of $2,920 and $10,686 from the appreciation in the market value of a warrant to purchase common stock and the related collar on the warrant, respectively, a gain of $6,842 from insurance proceeds and losses of $13,762 from the other-than-temporary declines in the market value of investments in privately-held companies.

7 of 21

F.	Inventories consist of the following:

	March 28, 2003	June 28, 2002
Raw materials and work-in-process	$85,143	$117,938
Finished goods	45,193	99,514

Total inventory	$130,336	$217,452

G.	During the second quarter of fiscal year 2003, we acquired certain assets of the Network Technologies business of Arris Group (Arris) for $37,500, subject to adjustments. We made an initial cash payment of $30,000 during the quarter and expect to finalize the purchase price adjustments during the quarter ended June 27, 2003. We also acquired the software, technology and other assets of ChanneLogics, Inc. (ChanneLogics) for $1,600 of cash. The acquired assets were recorded at their estimated fair value at the date of acquisition. The initial $30,000 paid to Arris has been allocated to the assets acquired including $12,446 of goodwill and $10,830 of other intangible assets, primarily existing technology and customer base, which are being amortized over varying periods of up to four years. The purchase price of ChanneLogics has been allocated to the assets acquired including $539 of goodwill and $550 of other intangible assets, primarily existing technology, which are being amortized over varying periods of up to five years.

During the first quarter of fiscal year 2003, we acquired a portion of the shares held by the minority shareholders of PowerTV, Inc., a majority-owned subsidiary, for $4,580 of cash. The entire purchase price was recorded as goodwill.

During the quarter ended March 29, 2002, Scientific-Atlanta acquired approximately 98 percent of the equity securities of BarcoNet NV, a Belgium based manufacturer of cable television equipment, for a cash payment of $151,850. The remaining equity securities were acquired in April 2002 for a cash payment of $5,624, including acquisition expenses. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $117,103 of goodwill and $26,388 of other intangible assets, primarily existing technology, which are being amortized over varying periods of up to seven years. The results of operations of BarcoNet were included in the Consolidated Statements of Earnings from the date of acquisition in January 2002.

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

Nine Months Ended March 29, 2002
Sales	$1,323,258

Net earnings from continuing operations	100,350
Loss from discontinued operations	(34,048)

Net earnings	$66,302

Diluted earnings per share	$0.42

The loss from discontinued operations resulted from the discontinuance of Internet services activities by BarcoNet in calendar year 2001.

H.	In August 2002, we announced a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. The workforce reduction was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission business, and will reduce our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. As a result of these actions in fiscal year 2003 and an earlier restructuring announced in October 2001, we recorded restructuring charges of $14,790, primarily for severance, during the nine months ended March 28, 2003. During the nine months ended March 28, 2003, approximately 520 employees were terminated pursuant to these restructurings, and severance of approximately $14,992 was paid to terminated employees. We anticipate recording additional charges related to these restructurings that will total approximately $3,000 in the fourth quarter of fiscal year 2003.

8 of 21

The following reconciles the beginning restructuring liability at June 28, 2002 to the restructuring liability at March 28, 2003:

	Contractual Obligations Under Cancelled Leases	Severance	Fixed Assets	Other	Total
Balance at June 28, 2002	$5,202	$4,553	$—	$—	$9,755
Restructuring provision	1,034	12,994	377	2,286	16,691
Charges to the reserve and assets written off	(2,146)	(14,992)	(377)	(2,320)	(19,835)
Other adjustments	(563)	(1,338)	—	—	(1,901)

Balance at March 28, 2003	$3,527	$1,217	$—	$(34)	$4,710

I.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at March 28, 2003 consisted of $13,501 in Accrued Liabilities and $25,963 in Other Liabilities in the Consolidated Statement of Financial Position.

The following reconciles the beginning warranty liability at June 28, 2002 to the warranty liability at March 28, 2003:

Accrued warranty at June 28, 2002	$38,742
Reductions for payments	(16,624)
Additions for warranties issued during the period	17,281
Other adjustments	65

Accrued warranty at March 28, 2003	$39,464

9 of 21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Scientific-Atlanta had stockholders’ equity of $1.4 billion, and cash on hand was $342.7 million at March 28, 2003. Cash decreased $33.7 million during the nine months ended March 28, 2003. Cash provided by operating activities for the nine months ended March 28, 2003 of $300.1 million included net earnings of $53.0 million, reductions in accounts receivable and inventory of $67.3 million and $95.6 million, respectively, and a federal income tax refund of $32.0 million related to the write-off of accounts receivable from Adelphia Communications Corporation (Adelphia) resulting from its filing for bankruptcy in June 2002. Net cash provided by operating activities also included $54.1 million of non-cash expenses for depreciation and amortization. These were partially offset by reductions in accounts payable and accrued expenses aggregating $46.6 million.

During the nine months ended March 28, 2003, we received a cash payment of $20.8 million from the settlement of a collar on a warrant to purchase shares of common stock of a public company. We also (1) increased short-term investments by $193.7 million, (2) acquired certain assets of the Network Technologies business of the Arris Group for $37.5 million, subject to adjustments, for which an initial cash payment of $30.0 million was made, (3) acquired property, plant and equipment for $19.5 million and (4) acquired a portion of the minority interest of shareholders of a majority-owned subsidiary, PowerTV, Inc., for $4.6 million. We expect to finalize the purchase price adjustments related to the acquisition of certain assets of the Network Technologies business during the quarter ended June 27, 2003. The Network Technologies business includes analog optics, nodes and radio frequency (RF) electronics products.

During the nine months ended March 28, 2003, we also purchased 8.6 million shares of our common stock at an aggregate cost of $104.5 million.

The current ratio of Scientific-Atlanta was 4.5:1 at March 28, 2003, up from 4.1:1 at June 28, 2002. At March 28, 2003, we had debt of $9.6 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the fiscal quarter ended March 28, 2003 were $382.6 million, down 15 percent from the comparable quarter of the prior year. Sales of subscriber products declined 4 percent from last year’s third quarter to $269.3 million. In the third quarter of fiscal year 2003, we sold 929 thousand Explorer® digital set-tops, including 106 thousand Explorer 8000 home entertainment servers and 54 thousand high-definition set-tops, as compared to 879 thousand Explorer digital set-tops in the third quarter of the prior year. During the third quarter of fiscal year 2003, we sold 171 thousand WebSTAR™ cable modems, down from 183 thousand in the comparable period of the prior year.

Sales of transmission products during the third quarter of fiscal year 2003 of $90.6 million declined 38 percent from the prior year. Transmission product sales declined, despite the addition of the businesses acquired from Arris, due to weak transmission related spending in most regions of the world.

During the quarter ended December 27, 2002, we reached an agreement with German cable partner ish GmbH & Co. KG (ish) related to work orders which had been suspended or cancelled during the fourth quarter of fiscal year 2002 and our exposure in accounts receivable and inventory related to ish. As part of this settlement, we received a cash payment of $22.0 million and notes receivable denominated at $19.0 million. In addition, we entered into an agreement to sell these notes receivable for $11.5 million. During the third quarter of fiscal year 2003, we received a cash payment of $12.8 million from the collection of the notes receivable and related accrued interest.

International sales in the third quarter of fiscal year 2003 were $77.3 million, down 5 percent from the prior year. Lower sales of transmission products and services, primarily in Europe, more than offset stronger international sales of subscriber products in Canada and satellite products in the Asia/Pacific region.

Sales for the nine months ended March 28, 2003 were $1,046.2 million, down 18 percent from the prior year. Sales of subscriber products were $693.1 million, down 18 percent from the prior year. We sold approximately 2.3 million digital set-tops during the nine months ended March 28, 2003, down from 2.6 million in the comparable period of the prior year. We sold approximately 461 thousand cable modems, up from approximately 394 thousand in the prior year. Sales of transmission products were $292.2 million, down 23 percent from the prior year.

International sales were $246.6 million, up slightly over the prior year, as the addition of international sales generated by BarcoNet more than offset declines in other areas of the business, particularly international sales of other transmission products.

10 of 21

Gross margin was 34.1 percent of sales for the three months ended March 28, 2003, 2.9 percentage points lower than the comparable quarter of the prior year. The decline was primarily due to the higher level of shipments of new set-top models that currently have lower gross margins than the company average and lower sales volumes in the third quarter of fiscal 2003 as compared to the prior year. These items more than offset the benefit of cost reductions through procurement and the completion of the transfer of our Atlanta, Georgia manufacturing operations to Juarez, Mexico in the fourth quarter of fiscal year 2002.

Gross margin was 33.9 percent of sales for the nine months ended March 28, 2003, 0.3 percentage points lower than the prior year. The year-over-year decline was due to the same factors that affected the third quarter decline discussed above.

Sales and administrative expenses were $46.5 million and $141.5 million for the three and nine months ended March 28, 2003, respectively. Selling expenses in the three and nine months ended March 28, 2003 were lower than the prior year due to the impact of the restructurings announced in October 2001 and August 2002 and to the lower sales volume, which more than offset the addition of BarcoNet’s selling expenses in fiscal year 2003. Administrative expenses for the three months ended March 28, 2003 were lower than the prior year due primarily to the restructurings discussed below. Administrative expenses for the nine months ended March 28, 2003 were higher than the comparable period of the prior year due to higher amortization expense of intangible assets established with the acquisition of BarcoNet and certain assets of Arris and the addition of administrative expenses from BarcoNet.

Research and development expenses for the three and nine months ended March 28, 2003 were $35.7 million and $112.4 million, respectively. Research and development expenses for the three months ended March 28, 2003 were lower than the prior year due primarily to the restructurings discussed below. Research and development expenses for the nine months ended March 28, 2003 were higher than the comparable period of the prior year due primarily to research and development expenses at BarcoNet, offset in part by expense reductions related to the restructurings discussed below. Research and development efforts are focused on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

In August 2002, we announced a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, to align our costs with reduced sales levels. The workforce reduction was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission business, and will reduce our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. As a result of these actions in fiscal year 2003 and an earlier restructuring announced in October 2001, we recorded restructuring charges of $3.6 million and $14.8 million, primarily for severance, during the three and nine months ended March 28, 2003, respectively. We anticipate recording additional charges related to these restructurings that will total approximately $3 million in the fourth quarter of fiscal year 2003.

Interest expense was $0.7 million for the nine months ended March 28, 2003, up $0.1 million from the same period of the prior fiscal year. The year-over-year increase was due to the debt we assumed from BarcoNet as a result of the acquisition.

Other (income) expense for the quarter ended March 28, 2003 included $6.8 million of losses from the other-than-temporary declines in the market value of investments in privately-held companies and marketable securities. Other (income) expense for the nine months ended March 28, 2003 included losses of $17.9 million from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities and $3.3 million from the decline in the market value of short-term investments. These losses were partially offset by a net gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or nine months ended March 28, 2003.

Other (income) expense of $11.8 million for the quarter ended March 29, 2002 included losses of $13.8 million related to other-than-temporary declines in the market value of investments in privately-held companies and $13.3 million from the decline in the market value of a warrant to purchase common stock. These losses were partially offset by gains of $10.6 million from a collar on a warrant to purchase common stock and $6.8 million from insurance proceeds. Other (income) expense of $4.5 million for the nine months ended March 29, 2002 included gains of $2.9 million and $10.7 million from the appreciation in the market value of a warrant to purchase common stock and the related collar on the warrant, respectively, a gain of $6.8 million from insurance proceeds and losses of $13.8 million from the other-than-temporary declines in the market value of investments in privately-held companies.

Earnings before income taxes were $40.6 million for the quarter ended March 28, 2003, down $25.7 million from the prior year due primarily to lower sales volume and lower gross margin as a percent of sales. The effective income tax rate for both periods was 34 percent. Net income for the quarter ended March 28, 2003 was $26.8 million, down $17.0 million from the prior year.

11 of 21

Earnings before income taxes were $80.3 million for the nine months ended March 28, 2003, down $101.8 million from the prior year due primarily to lower sales volume and an increase of $4.1 million in losses from other-than-temporary declines in the market value of privately-held investments and marketable securities in the nine months ended March 28, 2003 as compared to the comparable period of the prior year. We also recorded a gain of $13.6 million from the appreciation in the market value of a warrant to purchase common stock and the related collar in the prior year which did not recur in the nine months ended March 28, 2003. These items were partially offset by a $7.7 million decline in restructuring charges in the nine months ended March 28, 2003 as compared to the comparable period of the prior year. The effective income tax rate for both periods was approximately 34 percent. Net income for the nine months ended March 28, 2003 was $53.0 million, down $67.1 million from the prior year.

GENERAL

Scientific-Atlanta continued to experience declines in sales this quarter and for the first nine months of fiscal year 2003 as compared to the prior year. We believe that our sales and results of operations have been affected by: (1) the low consumer confidence in the United States amid a slow economy and difficult economic and political conditions outside the United States, (2) continued significant declines in capital spending by our customers as credit markets have tightened and customer credit ratings have been lowered, (3) our customers’ competition from satellite providers, and (4) the declining financial condition of several of our customers and distributors. These trends have resulted in the failure of certain of our customers to: (1) pay for product that has shipped, (2) take delivery of orders they have previously placed and (3) raise additional capital to fund the purchase of equipment and services. Adelphia filed for bankruptcy in June 2002. During the first quarter of fiscal year 2003, Communications Dynamics, Inc., parent of TVC Communications (TVC), a distributor of our products in Latin America, filed for bankruptcy. If these trends continue, which we are not able to predict, our sales and results of operations could be adversely affected. We periodically assess the impact of these trends on our cost structure and reduce our costs, including, but not limited to, reductions in our workforce and consolidation of operations, to attempt to align such costs with our sales level.

In addition, our backlog has declined for the last four quarters from $772.5 million at March 29, 2002 to $339.9 million at March 28, 2003. Due to these declines in backlog, we are more dependent on the shipment of product from orders received during the quarter rather than from backlog to generate sales. Our increased dependence on the receipt of orders during each quarter to generate sales during that quarter and our continued limited visibility to the inventory our customers hold limit our ability to predict our sales volume for the quarter until the end of the quarter. Historically, our quarters tend to be back-end loaded with a larger portion of orders being received and sales being recognized for any quarter at or near the end of the quarter. However, our orders and sales during the third quarter of fiscal year 2003 were more linear than prior quarters. We are unable to predict the timing of orders or sales.

Bookings are orders we receive during the quarter that are eligible for inclusion in backlog. Our policy is to place in backlog orders for product scheduled for shipment within six months from the end of the reported quarter. Although we have a six-month bookings policy, we have the production capacity to respond quickly to customer demand. We believe that customers may have shortened their ordering cycles accordingly, thereby contributing to our decline in backlog.

12 of 21

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

13 of 21

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

We recorded losses of $6.9 million from the other-than-temporary declines in value of marketable securities during the nine months ended March 28, 2003. No such losses were recorded during the nine months ended March 29, 2002. At March 28, 2003, we had unrealized holding gains on marketable securities, net of tax, of $1.1 million.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in other (income) expense. We recorded losses of $11.0 million and $13.8 million from the other-than-temporary declines in value of investments in privately-held companies during the nine months ended March 28, 2003 and March 29, 2002, respectively. Investments in privately-held companies of $12,478 were included in Other assets in the Consolidated Statements of Financial Position at March 28, 2003.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities as well as outsource warranty repairs. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. The accrued warranty at March 28, 2003 was $39,464.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 148 “Accounting for Stock-Based Compensation”, Interpretation No. 45 “Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. We have accounted for restructuring costs during the third quarter of fiscal year 2003 in accordance with SFAS No. 146. The disclosure requirements of SFAS No. 148 have been included in our Notes to the Financial Statements. We are currently assessing the impact of Interpretations No. 45 and 46 and EITF No. 00-21.

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

14 of 21

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

15 of 21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Amounts in thousands)

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings. The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings in other (income) expense. There were no charges for ineffectiveness recorded during the first nine months of fiscal years 2003 or 2002. Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase (sales) exposure and related hedging instruments at March 28, 2003 were as follows:

	Canadian Dollars	Euros
Firmly committed purchase (sales) contracts	8,100	(184)
Notional amount of forward contracts	7,500	(184)
Average contract amount (Foreign currency/United States dollar)	1.57	0.90

At March 28, 2003, we had unrealized gains of $137, net of tax expense of $52, related to these derivatives, which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting in accumulated other comprehensive income are recognized in other (income) expense. We recorded losses of $2,065 and $99 during the nine months ended March 28, 2003 and ended March 29, 2002, respectively, related to these contracts.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $841 in the first nine months of fiscal year 2003 and losses of $5,716 in the first nine months of fiscal year 2002. Realized gains and losses and declines in value judged to be other-than-temporary are included in other (income) expense. We recorded losses of $6,875 in the first nine months of fiscal year 2003 from the other-than-temporary decline in the market value of marketable securities. No such gains, losses or declines in value were recorded in the first nine months of fiscal year 2002.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. We also entered into a collar with put and call options which was designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During the first nine months of fiscal year 2003, we recorded unrealized losses of $748 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of the collar and related warrant to purchase common stock in a public company in other (income) expense. During the nine months ended March 29, 2002, we recorded gains of $2,920 and $10,686 from the appreciation in the market value of a warrant to purchase common stock and the related collar on the warrant, respectively.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in other (income) expense. We recorded losses of $10,996 and $13,762 in the first nine months of fiscal years 2003 and 2002, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies.

16 of 21

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

17 of 21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2003, we were purportedly served with a complaint which seeks to add us as a co-defendant in the previously filed securities class actions against Charter Communications, Inc. in federal court in St. Louis, Missouri. The suits, which have been consolidated, were brought by investors in securities of Charter against Charter, a number of its present and former officers and Arthur Andersen LLP. The consolidated complaint, which alleges various purported securities laws violations by Charter and its management, also alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement purportedly resulted in violations of the anti-fraud provisions of the federal securities laws with respect to investors in Charter securities. The consolidated complaint has not been filed with the Court, and Scientific-Atlanta has been advised that such filing has been stayed by the Court pending transfer of all of the cases to the Missouri Court and a conference with the Court. The suit does not allege any impropriety by Scientific-Atlanta regarding its financial statements or its investors. Scientific-Atlanta intends to vigorously defend the claim.

As previously disclosed, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the United States District Court for the Northern District of Georgia on July 24, 2001. In connection with this securities class action, the U.S. District Court for the Northern District of Georgia certified for appeal on April 15, 2003 an issue raised by us in our motion for certification of interlocutory appeal, and stayed discovery in the securities class action pending resolution of such appeal.

18 of 21

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

(b) No reports on Form 8-K were filed during the quarter ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003

SCIENTIFIC-ATLANTA, INC.

                (Registrant)

By:     /s/ WALLACE G. HAISLIP

Wallace G. Haislip

Senior Vice President,

Chief Financial Officer and Treasurer

(Principal Financial Officer and duly         authorized signatory of the Registrant)

19 of 21

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

Date: May 9, 2003 /s/ JAMES F. MCDONALD Name: James F. McDonald Title: Chairman of the Board, President and Chief Executive Officer

20 of 21

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

Date: May 9, 2003

/s/ Wallace G. Haislip
Name: Wallace G. Haislip Title: Senior Vice President, Chief Financial Officer and Treasurer

21 of 21