Form 10-K
period 2003-06-27
SCIENTIFIC ATLANTA INC
filed 2003-09-23
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         Yes  ☒        No  ☐

As of December 27, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Scientific-Atlanta common stock on such date was $1,853,593,829.

As of September 1, 2003, the Registrant had outstanding 151,393,609 shares of common stock.

Documents Incorporated By Reference:

Specified portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

Certain Selected Exhibits Included in 2003 Annual Report to Shareholders:*

Exhibit 21 —	Significant Subsidiaries of Scientific-Atlanta
Exhibit 23.1 —	Consent of Independent Auditors
Exhibit 23.2 —	Notice Regarding Consent of Arthur Andersen LLP
Exhibit 31.1 —	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 —	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 —	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 —	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1 —	Cautionary Statements
Exhibit 99.2 —	Glossary of Terms

*	A copy of Scientific-Atlanta’s Annual Report on Form 10-K, including financial statements and schedule, filed with the Securities and Exchange Commission for the fiscal year ended June 27, 2003, is included in the 2003 annual report to shareholders. Copies of any exhibit to the Form 10-K not included in the 2003 annual report will be furnished on request and upon the payment of Scientific-Atlanta’s expenses in furnishing such exhibit. Any request for exhibit(s) should be in writing addressed to Michael C. Veysey, Senior Vice President and Corporate Secretary, Scientific-Atlanta, Inc., 5030 Sugarloaf Parkway, Lawrenceville, Georgia 30044.

PART I

In this Form 10-K, the words “Scientific-Atlanta,” “we,” “our,” “ours,” and “us” refer to Scientific-Atlanta, Inc. and its subsidiaries. For your reference, we have included a glossary of technical terms in Exhibit 99.2.

Our fiscal year ends on the Friday closest to June 30 of each year. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 2001 refers to our fiscal year ended June 29, 2001, fiscal year 2002 refers to our fiscal year ended June 28, 2002 and fiscal year 2003 refers to our fiscal year ended June 27, 2003.

This Form 10-K includes “forward-looking statements.” The words “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict,” and similar expressions identify forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see Exhibit 99.1 to this Form 10-K for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.

Item 1.	Business

General

Established as a Georgia corporation in 1951, Scientific-Atlanta, Inc. has evolved from a manufacturer of electronic test equipment for antennas and electronics to one of the leading providers of end-to-end networks used by programmers and cable operators and a provider of worldwide customer service and support for the cable television industry. We operate in only one business segment, Broadband.

In November 2002, we acquired from Arris International, Inc. (Arris) certain transmission product lines, including analog optics, nodes and radio frequency (RF) electronics products used in broadband cable networks. Additionally, in November 2002, we acquired from ChanneLogics, Inc. (ChanneLogics), a software developer, software, technology and other assets that can provide cable operators visibility to their high-speed data traffic and bandwidth consumption and allow them to identify potential bottlenecks and efficiently plan capacity expansion. In January 2002, we acquired BarcoNet NV, a Belgium-based, leading provider of multimedia distribution solutions for broadband cable and broadcast applications, as well as terrestrial, telecom, satellite and wireless applications, particularly in Europe. The results of operations of BarcoNet for the twelve months ended June 27, 2003 and six months ended June 28, 2002 are included in our Consolidated Statements of Earnings from the date of acquisition.

Our Internet address is www.scientificatlanta.com, and we will make available free of charge on or through our investor relations website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Products

We are a producer of a wide variety of broadband products for the cable television industry. Networks in the cable television industry are comprised of equipment and software that reside at the programmer’s facility, at the cable operator’s headend (or “central office”), in the outside transmission plant (whether underground or above ground), and in the homes of consumers. Our products include:

•	products that reside in consumers’ homes, including digital interactive set-tops (and software applications for such set-tops), high-speed cable modems and home networking products;

•	integrated computer systems and software at the cable operators’ headends, which systems manage video and data services for large networks, often comprising hundreds of thousands of consumers;

•	RF electronics products that provide connectivity within the neighborhoods to each consumer’s home;

•	optical communications products that transport information within metropolitan areas to individual neighborhoods; and

•	satellite communications equipment that transports programming from its source to geographically distributed headends.

Our Explorer® digital set-tops, digital headends, and related software products are designed to enable subscribers to access interactive television services developed by us and third parties. Several of these advanced services, including digital video recording (DVR), high-definition (HD) television capabilities, and video-on-demand (VOD), have already been deployed on many of our customers’ networks. Sales of our Explorer digital set-tops constituted approximately 56 percent, 52 percent, and 57 percent of our total sales in fiscal years 2003, 2002 and 2001, respectively.

During fiscal year 2003, we began volume deployments of our Explorer 8000™ Home Entertainment Server, Explorer 3250™ High-Definition set-top and our Explorer 4200™ Home Gateway set-top. The Explorer 8000 Home Entertainment Server adds digital video recording capabilities that allow the cable subscriber to pause, rewind, fast forward, record, and replay live analog and digital TV programs using a built-in hard drive. During fiscal year 2003, we shipped approximately 386,000 Explorer 8000 Home Entertainment Servers. The Explorer 3250HD set-top improves upon previous generations of HD set-tops by offering enhanced installation features, nearly 30 percent faster processing speed, increased memory, additional audio options and stretch and zoom capabilities for HD Televisions. During fiscal year 2003, we shipped approximately 197,000 HD set-tops as compared to 99,000 HD set-tops shipped during fiscal year 2002. The Explorer 4200 Home Gateway set-top, which features an internal DOCSIS cable modem, and the Explorer 1850 set-top, which includes reduced feature functionality, began shipping in fiscal year 2003.

Our cable modem products are designed to enable subscribers to access high-speed data communication services over cable networks. During fiscal year 2003, we shipped approximately 731,000 WebSTAR™ cable modems, as compared to 665,000 modems shipped during fiscal year 2002. Various products in our WebSTAR cable modem product line have received various certifications, including DOCSIS 1.0, DOCSIS 1.1, DOCSIS 2.0, Euro-DOCSIS, CE and BroadJump. Additionally, we introduced new data products including the SmartLAN™ products, which provide a cost efficient, high-speed Ethernet-based backbone within a home or small office. The SmartLAN products make this possible by using a high-speed data cable modem along with the existing twisted-pair phone wiring prevalent in most homes and small offices. We also announced another home networking product, the WebSTAR™ DPR2320™, which will be able to provide a DOCSIS 2.0-based home and small office networking solution for connecting multiple PCs using Wi-Fi, Ethernet or USB technology.

Our products that transmit signals from the cable operator to the end-user customer include:

•	headend products and monitoring software;

•	optoelectronics products, including digital transport products, analog transport products, and nodes;

•	RF amplifiers; and

•	taps and passives.

These products enable operators to transmit video, data and voice over the same cable operator network with a reverse path for the end user customer to communicate back through the network to a variety of services. Sales of our optoelectronic products constituted approximately 9 percent, 11 percent and 9 percent of our total sales in fiscal years 2003, 2002 and 2001, respectively. Sales of our RF distribution products constituted approximately 6 percent, 7 percent and 10 percent of our total sales for fiscal years 2003, 2002, and 2001, respectively.

During fiscal year 2003, we introduced our Continuum DVP™ Dense QAM Array (DQA), that incorporates sixteen QAM channels in a single device and allows us to sell QAM modulators into cable systems that use other companies’ conditional access systems. Our other products include encoders, statistical multiplexers, modulators and receivers. Customers, such as television programmers, broadcasters, and service providers use these products to deliver compressed digital video via satellite to cable operators and viewers.

During fiscal year 2003, we also announced the release of several new products designed to help our customers offer and deliver advanced digital interactive services to their subscribers. We introduced our new PowerVu® advanced modulator (model D9390T). The modulator can be used to expand the number of channels that can be delivered by a single satellite transponder. We also announced the new Scientific-Atlanta Continuum DVP™ eXtra Dense QAM Array (XDQA), that provides QAM modulation and RF channel output. It will be significantly smaller than the DQA device, which is important to cable operators due to the premium placed on physical space available in their headends. In addition, we introduced a new family of RF-based BroadLAN™ products, along with an expansion of Scientific-Atlanta’s widely deployed Prisma IP™ video, data and voice multi-service optical transport platform products. These products enable cable operators to offer high-speed data (HSD), voice and video services to businesses. During the first quarter of fiscal year 2004, we began a field trial of the BroadLAN products with a customer.

We previously announced that we had scheduled to begin delivering the Scientific-Atlanta Gigabit QAM (GQAM) modulator Model 9479 in the summer of 2003. We have delivered GQAM modulators for evaluation by customers and expect to begin shipping production GQAM modulators during the second quarter of fiscal year 2004. We previously announced that the Explorer 4200DVB set-top was expected to be commercially available in July 2003. We now expect to begin shipping the Explorer 4200DVB during the second quarter of fiscal year 2004. We previously announced that the Explorer 8000 multi-room system would be available at the end of calendar year 2003. We now expect to introduce the Explorer 8000 multi-room system by the end of the fourth quarter of fiscal year 2004.

Services

We have consolidated most of our service functions into a single professional services organization, SciCare™ Broadband Services. SciCare Broadband Services offers a variety of maintenance and service contracts for Scientific-Atlanta networks. In addition, SciCare Broadband Services provides integration, installation, management and consulting services that can improve the efficiency of a cable network and help optimize services offered by a cable operator. We also offer software and systems integration and other consulting services that are not limited to Scientific-Atlanta products and can help a variety of customers implement “triple play” services as video, voice and data services converge onto a single platform and/or provider.

Customers

The cable television industry is comprised of many cable systems. In the United States, a small number of large cable television multiple system operators (MSOs) own a large portion of the cable television systems. Customers that accounted for 10 percent or more of our total sales in fiscal years 2003, 2002, or 2001 were as follows:

	2003	2002	2001
AOL Time Warner, Inc.	24%	30%	22%
Cablevision Systems	19%	—%	1%
Comcast Corporation	11%	7%	10%
Cox Communications, Inc.	6%	12%	7%
Adelphia Communications, Inc.	5%	7%	18%
Charter Communications, Inc.	5%	14%	20%
All other customers	30%	30%	22%

Total	100%	100%	100%

Sales to customers outside the United States constituted 22 percent, 20 percent and 15 percent of our total sales for fiscal years 2003, 2002 and 2001, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2003, 2002 or 2001, except for the United States. See Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Marketing and Sales

We sell our products primarily through our own sales personnel who work out of offices throughout the United States and various foreign countries. In addition, our management is actively involved in marketing and sales activities. Certain products are marketed in the United States through independent sales representatives, independent distributors and system integrators. Sales of certain products outside the United States are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of our products outside the United States are also made to independent system integrators and dealers who resell the products to customers.

Backlog

Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. Scientific-Atlanta’s backlog as of June 27, 2003 and June 28, 2002 was $394,882,000 and $410,600,000, respectively. We believe that approximately 90 percent of the backlog existing at June 27, 2003 will be shipped within the succeeding fiscal year. In general, our policy is to place in our backlog firm orders for product scheduled for shipment within six months from the end of the reported quarter. On occasion, our customers may request that we delay shipment of an order previously entered into backlog. The quality of orders not shipped within the six month bookings policy is assessed to determine if the order should remain in backlog. If the quality of the order has not been impaired and the order is scheduled to ship within the next twelve months, the order remains in backlog.

The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any time may not reflect expected revenues for any future fiscal period because we may receive additional orders in the same period we ship the ordered product or our customers may request that we delay shipment of an order previously entered into backlog.

Product Research and Development and Intellectual Property

We conduct an active research and development program to develop new products and systems and to add significant new features to existing products and systems. Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers with substantial customer bases in large markets and to allocate a greater share of our research and development resources to features, products and systems with the highest potential for future benefits to Scientific-Atlanta.

Expenditures in the last three fiscal years were principally for the development and integration of features, products and systems for our interactive broadband networks, including software and hardware development and integration related to our digital set-top and digital network products, and optoelectronic products, which include our Internet Protocol (IP)-based transport systems, PowerVu products and BarcoNet products (since acquisition in January 2002). In fiscal years 2003, 2002, and 2001, our research and development expenses were $146,596,000, $148,652,000 and $165,124,000 (including a $10,778,000 stock compensation charge related to the PowerTV tender offer), respectively.

We generally rely upon patent, copyright, trademark and trade secret laws to establish and maintain our proprietary rights in our technology products and systems. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantage. Third parties have claimed, and may claim, that we have infringed their current, or future, intellectual property rights. There can be no assurance that we will prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Even if we prevail in litigation, the expense of litigation could be significant. We are engaged in several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies alleging among other things violations of antitrust laws and misuse of certain patents, and requesting among other things a declaration that certain Gemstar patents are invalid, unenforceable and not infringed. We have described these proceedings in Item 3. Legal Proceedings.

Manufacturing

We have significant manufacturing operations that range from complete assembly of a particular product by one individual or small group of individuals to automated assembly lines for volume production. Because many of our products contain precision electronic components requiring close tolerances, we maintain rigorous and exacting test and inspection procedures designed to prevent production errors, and we frequently review our overall production techniques to enhance productivity and reliability.

Our key manufacturing facilities are located in Juarez, Mexico and Kortrijk, Belgium. During fiscal year 2002, we completed the transfer of all of our Atlanta-based manufacturing to our Juarez facility and currently approximately 90 percent of our in-house manufacturing is being performed in our Juarez facility. At full operation, the Juarez factory has the capability to run three shifts during the week and additional weekend shifts, if needed. At times during fiscal year 2003, we ran a partial third shift on certain products to satisfy product demand and to alleviate production bottlenecks. Due to our concentration of manufacturing in Juarez, we have considered appropriate business continuity and disaster recovery plans. However, we are unable to predict the impact on our results of operations, which may be materially adverse, of any type of disaster at this facility.

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Our long-lived assets in the United States, Mexico, and Belgium were, respectively:

•	44 percent, 12 percent and 39 percent, respectively, of total long-lived assets in fiscal year 2003;

•	47 percent, 14 percent and 36 percent, respectively, of total long-lived assets in fiscal year 2002; and

•	88 percent, 6 percent and 0 percent, respectively, of total long-lived assets in fiscal year 2001.

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

We consider our sources of supply to be adequate. For fiscal year 2003, we did not experience any significant material availability issues, and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc. and ATI Technologies, Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Askey Corporation is our only provider of cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates, and Murata Electronics of North America, Inc. are our primary suppliers of tuners;

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products; and

•	Juniper Networks, Inc. is our only provider of the Prisma G-10 and G-1 CMTS products. Juniper Networks has sent us an end-of-life notice regarding these products. Juniper Networks has announced it will continue to provide support for the G-Series product pursuant to its standard end-of-life policies and contractual commitments. We believe that Juniper’s end-of-life support and our inventory levels are adequate to support our contractual commitments.

Employees

As of June 27, 2003, we employed approximately 6,889 regular full-time and part-time employees and approximately 156 additional temporary workers employed through employment agencies. We believe our employee relations are satisfactory.

Competition

Our products compete with those of a substantial number of companies worldwide.

Our Explorer digital set-tops, digital headends, and related software products compete with products from a number of companies. These include and may include:

•	Companies that develop and sell substitute products that are distributed by direct broadcast satellite (DBS) service providers through retail channels. These products may be subsidized by DBS operators, and they may be sold together with services that are not available from cable operators. Although these products are not directly competitive with respect to sales of our products to our MSO customers, these substitute products are competitive with our MSO customers’ cable services and products, and affect the end-user consumer demand for our products.

•	Companies that develop and sell products entirely of their own design and companies that license technology from us. It is possible that some of these directly competitive products could be sold through retail channels, and thus we may be subject to competition from a variety of companies with retail brands that are more familiar to consumers than ours.

•	Companies that potentially may develop and sell products that compete with our products.

The Federal Communications Commission (FCC) has mandated that digital tuners be incorporated into all television sets greater than 13 inches and all television receiving equipment such as VCRs and DVD players by July 1, 2007. Thus, television manufacturers may soon integrate into their products some of the technology that also is available in our set-top products.

On September 10, 2003 the FCC adopted rules for digital “plug and play” cable compatibility, though the final order has not yet been issued by the FCC. The new rules generally follow, with some modification, the technical, labeling and encoding rules originally set forth in a December 19, 2002 Memorandum of Understanding (MOU) between the cable and consumer electronics industries. The MOU contained both voluntary and inter-industry agreements and a package of regulatory proposals. The new rules will permit consumer electronics companies to manufacture television sets with “plug and play” functionality for one-way digital cable services, including typical cable programming as well as premium services. Consumers of such television sets will need to obtain a security card also known as a CableCARD to be inserted in the television set in order to receive such cable services.

Other companies may have developed an alternative method of providing conditional access on cable networks that proposes to encrypt only a portion of digital video stream. If this alternative conditional access method proves to be technologically and commercially feasible, it may be adopted by our customers.

Our cable modem products and our products that transmit signals from the cable operator to the end-user customer compete with products from a large number of companies.

In each of these current and future competitive scenarios, some of the competitors have significantly greater resources, financial and otherwise, than we do. We believe that our ability to compete in the industry has resulted from our marketing strategies, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices, and broad coverage of the market by our sales personnel and the alternate channels of distribution we utilize.

Scientific-Atlanta, Explorer, PowerVu, Prisma, and Continuum are registered trademarks of Scientific-Atlanta, Inc. WebSTAR, Continuum DVP, BroadLAN, SmartLAN, Prisma IP, SciCare, 3250, 4000, 8000 and DPR2320 are trademarks of Scientific-Atlanta, Inc. All other brand and product names are the property, and may be trademarks, of their respective owners.

Item 2.	Properties

We own and lease office, manufacturing and warehouse facilities in the United States and in other countries. Our principal locations are described below:

•	At our Sugarloaf facility in Lawrenceville, Georgia, we own and lease approximately 582,000 square feet of office space that houses our corporate headquarters, research and development facilities, and sales and marketing facilities.

•	At our factory in Juarez, Mexico, we own approximately 339,000 square feet of space where approximately 90 percent of our in-house manufacturing is being performed.

•	In El Paso, Texas, we lease approximately 151,000 square feet of warehouse space.

•	In Kortrijk, Belgium, we own approximately 153,000 square feet of space that houses additional research and development, sales and marketing, administrative and manufacturing facilities.

•	In Kortrijk, Belgium, we also lease approximately 35,000 square feet of warehouse space where our European Logistics Center is housed.

Given our significant international operations, our future sales and results of operation could be adversely affected by a variety of political and economic factors in various geographic regions, including foreign currency fluctuations, changes in a specific country’s or region’s political conditions or changes or continued weakness in economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures and unexpected changes in regulatory requirements.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia Matter

Adelphia Communications Corporation is one of Scientific-Atlanta’s major customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department. One aspect of the numerous charges concerns Adelphia’s January 2001 marketing support agreement with Scientific-Atlanta and the manner in which Adelphia accounted for such arrangement. The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta, and the government has interviewed Scientific-Atlanta personnel with respect to the Adelphia agreement. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

Charter Matters

Charter Communications, Inc. is also one of Scientific-Atlanta’s major customers. Several members of its former management are the subjects of criminal charges brought by the Justice Department. In January 2003, the Justice Department subpoenaed records concerning Scientific-Atlanta’s marketing support and advertising agreements with Charter. In February 2003, the SEC issued a similar subpoena concerning Charter. The government has interviewed Scientific-Atlanta personnel with respect to the Charter agreements. In July 2003, a federal grand jury indicted certain former Charter officers. Charter’s accounting for its advertising agreement with Scientific-Atlanta in calendar year 2000 is one aspect of the charges contained in this indictment. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We became a co-defendant on June 17, 2003 in previously filed purported securities class actions pending against Charter and certain of Charter’s present/former officers and directors in the United States District Court of the Eastern District of Missouri (the Consolidated Complaint). Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The Consolidated Complaint further alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of securities laws as to investors in Charter’s securities. The Consolidated Complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages from us in an unspecified amount. Scientific-Atlanta intends to vigorously defend the claim.

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the United States District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the Court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint filed by the lead counsel. The U.S. District Court for the Northern District of Georgia certified for appeal on April 15, 2003 an issue raised by us in our motion for certification of interlocutory appeal and stayed discovery in the securities class action pending resolution of such appeal. The petition for interlocutory appeal was granted by the Eleventh Circuit Court of Appeals on June 12, 2003, and briefing on the appeal is complete. Plaintiffs are seeking to recover damages from us in an unspecified amount.

On April 8, 2002, a shareholder, Paul Thompson, filed a purported shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia against all of our directors and certain officers. Although a courtesy copy of the complaint has been supplied to us by counsel to the plaintiff shareholder, neither we nor the other defendants have been served with the complaint. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001 and described in the foregoing paragraph. This plaintiff shareholder is seeking to recover damages in an unspecified amount.

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was also filed in the U.S. District Court for the Northern District of Georgia. The action, as amended, was brought against us and several of our officers and directors alleging breaches of fiduciary obligations to participants in Scientific-Atlanta’s 401(k) plan and is based on substantially the same factual allegations as the class action described above. In response to the Defendants’ motion to dismiss, Plaintiff, Randolph J. Schaubs, has moved the court to allow him to amend his complaint to remove all ERISA claims, remove all class action claims and convert the complaint into an individual claim for damages under the Georgia securities laws. The court has not yet ruled on the Plaintiff’s motion to amend his complaint. The Plaintiff seeks unspecified equitable and monetary relief.

We intend to vigorously defend all these matters.

Gemstar-Related Legal Proceedings

We have filed several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.”

Multi-District Proceedings

On December 3, 1998, we filed an action against Gemstar in the U.S. District Court in Atlanta, Georgia. The suit alleges that Gemstar has violated federal antitrust laws and has misused certain patents. We seek damages, an injunction and a declaration that eight Gemstar patents related to interactive program guides are invalid, unenforceable and not infringed by our products. On December 4, 1998, Gemstar filed a responsive action against us in the United States District Court in Los Angeles, California alleging infringement of two of the same patents involved in the Atlanta, Georgia suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief. This case has been consolidated in the Atlanta action.

We have been granted summary judgment of non-infringement of five Gemstar patents in this action, U.S. Patent Nos. 5,508,815; 5,568,272; 4,751,578; 5,038,211; and 5,293,357. The parties have also filed a consent order to dismiss all claims of infringement and invalidity related to a sixth Gemstar patent in this action, U.S. Patent No. 4,963,994. On July 18, 2003 we filed motions for summary judgment of non-infringement in relation to all claims of two other patents-in-suit in this action, U.S. Patent Nos. 5,915,068 and 4,908,713. Based on prior rulings of the court, the parties have submitted a consent order granting summary judgment of non-infringement of the ‘713 patent by Scientific-Atlanta’s Explorer line of set-top boxes; Gemstar’s claims relating to our 8600x™ set-top boxes remain in issue.

On March 14, 2003, in the Atlanta antitrust action, Gemstar filed three Motions for Partial Summary Judgment of three of our antitrust claims. We filed responsive briefs to these motions on April 14, 2003. The judge has not yet ruled on these motions.

Scientific-Atlanta Patents Proceedings

On April 23, 1999, we filed a patent infringement action against Gemstar in U.S. District Court in Atlanta. On July 23, 1999, we filed a patent infringement action against StarSight Telecast, Inc., a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta. These suits allege that Gemstar and StarSight infringe three Scientific-Atlanta patents, U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, relating to interactive program guides, and seeks damages and injunctive relief. The parties have filed briefs supporting their proposed interpretations of the claims of the patents. A “Markman Hearing” on these motions has been held and we await a claim interpretation ruling by the judge.

International Trade Commission and Related Proceedings

On June 25, 1999, we filed an action against StarSight in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents, U.S. Patent Nos. 4,706,121 and 5,479,268, which StarSight asserts are related to interactive program guides. Thereafter Gemstar sought to raise claims under these same patents in an investigation by the International Trade Commission (ITC)

(described in more detail below). The District Court action involving these patents has now been stayed by agreement of the parties, pending the outcome of Gemstar’s appeal of the Final Determination of the ITC.

On February 14, 2001, Gemstar initiated an investigation in the ITC under Section 337 of the Tariff Act of 1930 against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. The investigation was based on Gemstar’s allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties in connection with the June 25, 1999 action in the federal court in Atlanta. Immediately prior to filing the 337 action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of certain of the patents claimed in the 337 action. Scientific-Atlanta moved to stay any proceedings in these actions pending the outcome of the 337 action.

On June 21, 2002, the Administrative Law Judge in the ITC action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. The Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002 the full ITC determined not to review any issues regarding patent infringement or inventorship. By declining to review those issues, the ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue. The ITC determined to take no position on the issue of Gemstar’s patent misuse. In light of these determinations, the ITC concluded that there is no violation of the Tariff Act of 1930 by Scientific-Atlanta. On March 6, 2003, Gemstar appealed the decision of the ITC to the Court of Appeals for the Federal Circuit. All briefs have been filed by all parties in the appeal and oral argument is scheduled for October 10, 2003.

In the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where Gemstar’s patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing interactive program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party also may be entitled to an injunction against the future sale of infringing interactive program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing interactive program guides and could cause the offending party to have to redesign their program guide to avoid infringement.

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the United States District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar. The court granted that motion and Gemstar was added to the case. Discovery is on-going and a “Markman” hearing related to the claims of the patents in issue will be scheduled for early 2004.

We intend to vigorously defend or prosecute these claims.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of these other proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Scientific-Atlanta’s security holders during the last quarter of its fiscal year ended June 27, 2003.

Item 4A.	Executive Officers of Scientific-Atlanta

The following persons are the executive officers of Scientific-Atlanta:

Name	Age	Executive Officer Since	Present Office
James F. McDonald	63	1993	Chairman of the Board, President and Chief Executive Officer

H. Allen Ecker	67	1979	Executive Vice President

Conrad J. Wredberg, Jr.	62	1995	Executive Vice President

J. Lawrence Bradner	52	1999	Senior Vice President; President, SciCare Broadband Services

Dwight B. Duke	51	1997	Senior Vice President; President, Transmission Network Systems

Wallace G. Haislip	54	1998	Senior Vice President, Chief Financial Officer and Treasurer

Michael P. Harney	48	2001	Senior Vice President; President, Subscriber Networks

Brian C. Koenig	56	1988	Senior Vice President, Human Resources

Robert C. McIntyre	53	1999	Senior Vice President and Chief Technical Officer

Patrick M. Tylka	53	2000	Senior Vice President; President, Worldwide Sales

Michael C. Veysey	59	2003	Senior Vice President, General Counsel and Corporate Secretary

John A. Buckett II	56	2002	Vice President, Corporate Development

Julian W. Eidson	64	1978	Vice President and Controller

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

Mr. Veysey has served as Senior Vice President, General Counsel and Corporate Secretary of Scientific-Atlanta since February 2003. From 1989 to 2001, he served as Senior Vice President, General Counsel and Secretary of Gould Electronics Inc., a worldwide manufacturer of electronic materials and components, where he served in various capacities in the law department from 1980 to 1988.

All other executive officers have been employed by Scientific-Atlanta in the same or substantially similar capacities for more than five years. There are no family relationships among the executive officers. Mr. Buckett also serves as a director of Interlink Electronics, Inc.

PART II

Item 5.	Market for the Registrant’s Common Stock and Stockholder Related Matters

The common stock, par value $0.50 per share, of Scientific-Atlanta is traded on the New York Stock Exchange under the symbol “SFA.” As of September 1, 2003, the approximate number of holders of record of the common stock was 5,684.

In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal years 2002 and 2003, Scientific-Atlanta paid a quarterly cash dividend on its common stock of $0.01 per share.

Information as to the high and low stock prices for each quarter of fiscal years 2003 and 2002 follows.

	Fiscal Quarters
	First	Second	Third	Fourth
Fiscal Year 2003
High	$16.19	$15.20	$14.20	$25.26
Low	$11.09	$10.10	$11.10	$13.39

Fiscal Year 2002
High	$44.80	$31.19	$28.18	$24.85
Low	$15.80	$16.30	$20.87	$15.50

Set forth in the table below is certain information about securities issuable under Scientific-Atlanta’s equity compensation plans as of June 27, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,802,186	$29.78	2,637,916
Equity compensation plans not approved by security holders	10,715,079	$34.76	918,474

Total	21,517,265	$32.26	3,556,390

Under the 1996 Stock Option Plan, options may be granted covering up to 15,000,000 shares of common stock. Options are granted by the Human Resources and Compensation Committee of the Scientific-Atlanta board of directors to key personnel for the purchase of the Scientific-Atlanta stock at the fair market value of the shares on the dates of grant. Options granted under the 1996 Stock Option Plan vest in four equal, annual installments beginning on the date of grant.

Item 6.	Selected Financial Data

Selected Financial Data is set forth on page 21 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Consolidated Statements of Financial Position, of Consolidated Statements of Earnings, of Consolidated Statements of Cash Flows and of Critical Accounting Policies are set forth on pages 24 through 27, 29 through 36, 38 and 39, and 41 through 45 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions and firm commitments denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings.

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders were denominated in Euros, and we had forward contracts to sell approximately 33,220,000 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts which we settled and recorded charges of $3,023,000 for ineffectiveness in Other (income) expense in fiscal year 2003.

We also recorded charges of $166,000 for ineffectiveness in fiscal year 2002. There were no charges for ineffectiveness in fiscal year 2001.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase (sales) exposure and related hedging instruments at June 27, 2003 are as follows:

	Euros	Canadian Dollars
Firmly committed purchase (sales) contracts	(251,000)	19,521,000
Notional amount of forward contracts	(251,000)	19,175,000
Average contract amount (Foreign currency/United States dollar)	0.87	1.39

At June 27, 2003, we had unrealized gains of $75,000, net of tax of $46,000, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in Other (income) expense. We recorded losses of $390,000 in fiscal year 2002 related to such contracts. We had no speculative contracts in fiscal years 2003 or 2001.

We have market risks associated with the volatility in the value of our non-current marketable securities which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $1,707,000 in fiscal year 2003 and after-tax, unrealized holding losses of $4,430,000 and $223,541,000 in fiscal years 2002 and 2001, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded gains of $2,049,000 and $79,792,000 from the sale of a portion of our investments in fiscal years 2003 and 2001, respectively. We did not sell any of our securities in fiscal year 2002. We recorded losses of $6,876,000, $6,419,000 and $1,838,000 from other-than-temporary declines in the fair value of our investments in common stock in fiscal years 2003, 2002 and 2001, respectively.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. We also entered into a collar with put and call options which is designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, are valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During fiscal year 2003, we recorded unrealized losses of $427,000 from the decline in the fair market value of warrants and a gain of $2,491,000 from the settlement of the collar in Other (income) expense. During fiscal year 2002, we recorded unrealized gains of $1,603,000 and $17,651,000 from the appreciation in the fair value of the warrants and collar, respectively, in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $12,477,000 and $14,650,000 in fiscal years 2003 and 2002, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. No such losses were recorded in fiscal year 2001. Investments in privately-held companies of $8,559,000 and $21,760,000 were included in Other assets in the Consolidated Statements of Financial Position at June 27, 2003 and June 28, 2002, respectively.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information and the report of independent public accountants are set forth on pages 22 through 72 of this Report. See Part IV, Item 15, for an index of the statements, notes and schedule.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 19, 2002, we announced that our Board of Directors had appointed Ernst & Young LLP as our independent accountant for fiscal year 2002. The appointment of Ernst & Young was made by the Board of Directors on the recommendation of its Audit Committee and concluded an extensive evaluation process. On April 19, 2002, we also dismissed Arthur Andersen LLP as the independent accountant for the Company.

Arthur Andersen’s reports on the financial statements for the fiscal year ended June 29, 2001 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal year 2001 and the subsequent interim period through April 19, 2002 (the “Period”), there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with the report. During the Period, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. During the Period, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

(a)  Disclosure Controls and Procedures.    Scientific-Atlanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Scientific-Atlanta’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, Scientific-Atlanta’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Scientific-Atlanta in the reports that it files or submits under the Exchange Act.

(b)  Internal Control Over Financial Reporting.    There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2003 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-14 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta’s definitive proxy statement for Scientific-Atlanta’s 2003 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(1)	The consolidated financial statements listed below are included on pages 22 through 71 of this Report.

Reports of Independent Auditors.

Consolidated Statements of Financial Position as of June 27, 2003 and June 28, 2002.

Consolidated Statements of Earnings for each of the three years in the period ended June 27, 2003.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended June 27, 2003.

Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

Page
		Schedule II	Valuation and Qualifying Accounts for each of the three years in the period ended June 27, 2003.	72

All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)	During the fourth quarter of fiscal year 2003, we filed one current report on Form 8-K dated April 17,
2003 under Item 9, which was furnished under Item 12, “Results of Operations and Financial
Condition.”

(c)	Exhibits:

Periodic reports, proxy statements and other information filed by Scientific-Atlanta with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at, or obtained at prescribed rates from, the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Scientific-Atlanta. Scientific-Atlanta’s SEC file number is Commission File No. 1-5517.

Exhibit No.	Description

3.1	Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

3.2	By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

4.1	Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta’s Registration Statement on Form 8-A dated April 7, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.1	Credit Agreement dated May 11, 1995 among Scientific-Atlanta, the Lenders (as defined therein), The Bank of New York and ABN AMRO Bank N.V., as co-agents, and NationsBank of Georgia, National Association, as agent (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.2	First Amendment to Credit Agreement dated December 29, 1995 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (formerly known as NationsBank of Georgia, National Association) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.3	Letter Amendment dated April 5, 1996 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.4	Second Amendment to Credit Agreement dated June 28, 1996 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.5	Third Amendment to Credit Agreement dated January 27, 1997 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.6	Letter Amendment dated April 23, 1997 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(r) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.7	Letter Amendment dated April 24, 1998 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(o) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.1.8	Fourth Amendment to Credit Agreement dated November 6, 1998 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (successor to NationsBank, N.A.) (filed as Exhibit 10.14 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.9	Amended and Restated Credit Agreement dated May 7, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.10	Amendment No. 1 to the Amended and Restated Credit Agreement dated June 22, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(q) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.11	Second Amendment to Amended and Restated Credit Agreement dated May 4, 2000 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.12	Third Amendment to Amended and Restated Credit Agreement dated June 22, 2001 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to NationsBank, N.A. (filed as Exhibit 10.1.12 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.13	Fourth Amendment to Amended and Restated Credit Agreement dated May 28, 2002 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A. successor to NationsBank, N.A. (filed as Exhibit 10.1.13 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.1	Credit and Investment Agreement dated July 30, 1997 among Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto (filed as Exhibit 10(s) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.2	Lease Agreement dated July 30, 1997 between Wachovia Capital Markets, Inc. and Scientific-Atlanta (filed as Exhibit 10(t) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.3	Ground Lease dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(v) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.4	Acquisition, Agency, Indemnity and Support Agreement dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(u) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.5	Letter Amendment dated September 30, 1997 to Credit and Investment Agreement among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.11 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.6	First Amendment to Lease Agreement dated October 9, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.16 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.2.7	Amendment to Credit and Investment Agreement dated November 30, 1997 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.12 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.8	Second Amendment to Lease Agreement dated November 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.17 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.9	Second Amendment to Credit and Investment Agreement dated November 9, 1998 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.13 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.10	First Amendment to Ground Lease dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.10 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.11	Third Amendment to Lease Agreement dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.11 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.3*	Stock Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.3 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.4*	Non-Employee Directors Stock Option Plan, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.5*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated.

10.6*	Scientific-Atlanta Retirement Plan for Non-Employee Directors (filed as Exhibit 10.4 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.7*	Executive Deferred Compensation Plan, as amended and restated.

10.8*	1996 Employee Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.9*	Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.10*	Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.11*	Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.12*	1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.13*	Supplemental Executive Retirement Plan, as amended and restated.

Exhibit No.	Description

10.14*	Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.1*	Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.2*	Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.16*	Scientific-Atlanta 1992 Employee Stock Option Plan (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.17*	Executive Benefit Substitution Agreement dated April 27, 2001 between Scientific-Atlanta and James F. McDonald (filed as Exhibit 10.17 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.18*	Letter of Assignment dated December 14, 2001 from Scientific-Atlanta to Conrad J. Wredberg, Jr. (filed as Exhibit 10.18 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

10.19.1*	Form of Indemnification Agreement for Directors.

10.19.2*	Form of Indemnification Agreements for Officers.

21	Significant Subsidiaries of Scientific-Atlanta.

23.1	Consent of Independent Auditors.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements.

99.2	Glossary of Terms.

*	Indicates management contract or compensatory plan or arrangement.

Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001	2000	1999

Sales	$1,450,353	$1,671,117	$2,512,016	$1,715,410	$1,243,473

Cost of Sales	947,581	1,086,961	1,718,160	1,212,655	888,162
Sales and Administrative Expense	191,837	270,483	222,027	177,588	162,017
Research and Development Expense	146,596	148,652	154,346	122,403	117,261
Stock Compensation Expense Related to Tender for Shares of PowerTV	—	—	10,778	—	—
Restructuring Expense	17,446	28,164	—	—	—
Interest Expense	866	869	411	564	635
Interest Income	(22,731)	(22,335)	(36,879)	(19,636)	(8,526)
Other (Income) Expense, Net	16,660	(112)	(67,229)	(747)	(62,281)

Earnings Before Income Taxes	152,098	158,435	510,402	222,583	146,205

Provision for Income Taxes	51,753	54,051	176,728	66,775	43,862

Net Earnings	$100,345	$104,384	$333,674	$155,808	$102,343

Basic Earnings Per Share	$0.66	$0.67	$2.06	$0.99	$0.67

Diluted Earnings Per Share	$0.65	$0.66	$1.99	$0.94	$0.65

Cash Dividends Paid Per Share	$0.040	$0.040	$0.040	$0.035	$0.030

Working Capital	$1,050,007	$990,741	$1,154,611	$770,471	$563,650

Total Assets	$1,918,629	$1,914,627	$2,002,828	$1,779,460	$1,062,274

Short-Term Debt and Current Maturities of Long-Term Debt	$1,455	$1,739	$91	$386	$416
Long-Term Debt, Less Current Maturities	8,567	8,600	—	102	370
Stockholders’ Equity	1,481,241	1,436,791	1,508,939	1,214,960	738,166

Total Capital Invested	$1,491,263	$1,447,130	$1,509,030	$1,215,448	$738,952

Gross Margin % of Sales	34.7%	35.0%	31.6%	29.3%	28.6%

Return on Sales	6.9%	6.2%	13.3%	9.1%	8.2%

Return on Average Stockholders’ Equity	7.0%	7.3%	24.9%	17.2%	15.6%

Effective Tax Rate	34.0%	34.1%	34.6%	30.0%	30.0%

Report of Independent Auditors

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of June 27, 2003 and June 28, 2002, and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive income for the years then ended appearing on pages 28, 37, 40 and 46, respectively. Our audits included the financial statement schedule listed in the index on Item 15(a) as of and for the years ended June 27, 2003 and June 28, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of the Company for the year ended June 29, 2001 were audited by other auditors who have ceased operations and whose report dated July 19, 2001 expressed an unqualified opinion on those financial statements and schedule before the restatement adjustments described in Notes 1, 18 and 19.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific-Atlanta, Inc. and subsidiaries as of June 27, 2003 and June 28, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of and for the years ended June 27, 2003 and June 28, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, during the first quarter of fiscal 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Also as described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for exit or disposal activities initiated after December 31, 2002.

Also, as discussed in Note 1, the consolidated financial statements of the Company for the year ended June 29, 2001, have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, which was adopted by the Company during the first quarter of fiscal 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to the year ended June 29, 2001 included (a) agreeing the previously reported net earnings and earnings per share to the previously issued financial statements, (b) agreeing the adjustments to reported net earnings and earnings per share representing amortization expense (including any related tax effects) recognized in the year ended June 29, 2001 related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, (c) agreeing all fiscal 2001 amortization expense disclosures to the Company’s underlying accounting records obtained from management and (d) testing the mathematical accuracy of the reconciliation of adjusted net earnings and earnings per share to reported net earnings and earnings per share.

Also, as discussed in Notes 1 and 18, the consolidated financial statements of the Company for the year ended June 29, 2001, have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company in the third quarter of fiscal 2003. Our audit procedures with respect to the disclosures in Note 1 for the year ended June 29, 2001, included (a) agreeing the previously reported net earnings to the previously issued financial statements, (b) agreeing the adjustments to reported net earnings representing compensation expense and pro forma compensation expense (including any related tax effects) related to the year ended June 29, 2001 to the Company’s underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net earnings to reported net earnings and related earnings per share amounts.

Also, the disclosures in Note 18 of the consolidated financial statements of the Company for the year ended June 29, 2001 have been revised to disclose additional detail with respect to treasury share activity during the year ended June 29, 2001. Our audit procedures with respect to these additional disclosures in Note 18 included (a) agreeing the beginning and ending treasury shares and the related activity for fiscal 2001 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the treasury share activity within the table in Note 18.

Also, the disclosures in Note 19 of the consolidated financial statements of the Company for the year ended June 29, 2001 have been revised to disclose additional detail with respect to components of other comprehensive income (loss). Our audit procedures with respect to these additional disclosures in Note 19 included (a) agreeing the before-tax amounts of the other comprehensive income (loss) to the Company’s underlying records obtained from management, (b) re-calculating the income tax effect using the Company’s applicable income tax rate, (c) re-calculating the after tax amounts, and (d) testing the mathematical accuracy of the components of other comprehensive income (loss) within the table in Note 19.

In our opinion, the disclosures for the year ended June 29, 2001 with respect to the matters referred to in the preceding four paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended June 29, 2001, other than with respect to such disclosures and restatements and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended June 29, 2001, taken as a whole.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

July 17, 2003

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 15(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

The Company maintains a system of internal control and disclosure controls and procedures over the preparation of its published annual and interim financial statements. It should be recognized that even effective control systems and disclosure procedures, no matter how well designed, can provide only reasonable assurance with respect to the preparation of reliable financial statements; further, because of changes in conditions, the effectiveness of control systems and disclosure procedures may vary over time.

Management assessed the Company’s system of internal control and disclosure controls and procedures in relation to criteria for effective control and disclosure controls and procedures over the preparation of its published annual and interim financial statements. Based on its assessment, it is management’s opinion that its system of internal control and disclosure controls and procedures as of June 27, 2003 are effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

As part of their audit of our financial statements, Ernst & Young LLP considered certain elements of our system of internal controls in determining their audit procedures for the purpose of expressing an opinion on the financial statements.

The audit committee of the board of directors is composed solely of outside directors and is responsible for recommending to the board the independent public accountants to be retained for the year. The audit committee met eight times this year to review with management the Company’s system of internal accounting controls and disclosure controls and procedures, audit plans and results, accounting principles and practices, and the quarterly and annual financial statements.

James F. McDonald	Wallace G. Haislip
Chairman of the Board	Senior Vice President
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Management’s Discussion and Analysis of Consolidated Statements of Financial Position

Scientific-Atlanta had stockholders’ equity of $1.5 billion and cash and short-term investments of $948.6 million at June 27, 2003. The current ratio was 4.8:1 at June 27, 2003, up from 4.1:1 at June 28, 2002.

Receivables were $184.6 million at year-end, down $76.6 million from the prior year. Average days sales outstanding were 56 days in fiscal year 2003, as compared to 83 days in the prior year. The year-over-year decline in receivables and the improvement in average days sales outstanding were due in part to an increase in sales to customers who take advantage of a discount for payment within ten to fifteen days of shipment in fiscal year 2003 as compared to fiscal year 2002. Accounts receivable at June 27, 2003 included $88.8 million from customers who accounted for 10 percent or more of our total sales in fiscal year 2003.

Additionally, Adelphia Communications Corporation (Adelphia) filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the fourth quarter of fiscal year 2002, we wrote off $88.8 million of receivables from Adelphia related to the uncertainty of the collectibility of the receivables due to the filing for bankruptcy. Although Adelphia has continued to operate its business as debtors-in-possession since its filing for bankruptcy in June 2002, we remain an unsecured creditor and are unable to predict the amount, if any, we will recover of the $88.8 million of receivables we wrote off. During the first quarter of fiscal year 2003, we signed an agreement with Adelphia under which we resumed shipments and are reasonably assured of payment.

During the fourth quarter of fiscal year 2002, a customer in Germany, ish GmbH & Co. KG (ish), requested and received a 120-day moratorium on payments to the Cable Upgrade Consortium, of which we were a member and through which we furnished our products and services. This moratorium negatively impacted average days sales outstanding in fiscal year 2002. We had no such moratoriums in fiscal year 2003. During the second quarter of fiscal year 2003, we reached an agreement with ish and settled all outstanding balances.

See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional discussion of the impact of Adelphia’s bankruptcy filing and the settlement with ish on Scientific-Atlanta.

Inventory was $127.1 million at June 27, 2003, down $90.4 million from the prior year. Inventory turnover improved to 5.9 turns in fiscal year 2003 from 5.6 turns in the prior year. The improvement in inventory turns, despite the lower sales volume in fiscal year 2003 as compared to the prior year and the acquisition of certain transmission product lines from Arris International, Inc. (Arris), was due primarily to our continued focus on working capital management.

Current deferred income taxes of $41.9 million consist of expenses incurred and reserves, such as the allowance for doubtful accounts, inventory reserves and warranty reserves, not currently deductible for income tax purposes.

Other current assets of $21.5 million include sales tax receivables, prepaid insurance, prepaid license fees and other miscellaneous prepaid expenses. The $29.1 million decrease in fiscal year 2003 as compared to the prior year was due primarily to an income tax payable at June 27, 2003 as compared to a receivable for income taxes at June 28, 2002.

Net property, plant and equipment of $197.7 million declined $24.7 million in fiscal year 2003 from the prior year. During fiscal year 2003, depreciation and net disposals exceeded capital additions of $24.4 million, which were primarily for tooling and test equipment.

Goodwill of $235.2 million at June 27, 2003 increased $39.6 million from the prior year primarily due to the impact of the strengthening of the Euro against the U.S. dollar on the translation of Euro-denominated goodwill from the acquisition of BarcoNet NV (BarcoNet), a Belgium-based manufacturer of cable television equipment, in fiscal year 2002. We also recorded goodwill of $12.4 million and $0.5 million in connection with the acquisition of certain assets of the transmission product

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

lines of Arris and certain assets of ChanneLogics, Inc. (ChanneLogics), respectively, during fiscal year 2003.

During fiscal year 2003, we acquired certain assets of the transmission product lines of Arris for a cash payment of $31.6 million. These assets were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired including $12.4 million of goodwill and $10.8 million of other intangible assets, primarily existing technology and customer base, which are being amortized over varying periods up to four years.

During the fiscal year 2003, we also acquired the remaining shares held by minority shareholders of PowerTV, Inc. (PowerTV) for cash payments of $5.2 million and recorded goodwill of $4.8 million in connection with these transactions. We now own 100 percent of the shares of PowerTV.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets.

Intangible assets of $51.0 million consist primarily of developed technology, patents and customer base.

Non-current marketable securities of $8.4 million consist of investments in common stock, primarily technology companies and warrants of publicly traded companies, all of which are reported at market value. Non-current marketable securities at June 28, 2002 also included a collar on a warrant. During fiscal year 2003, we recorded unrealized gains of $2.8 million, compared with unrealized losses of $13.6 million in fiscal year 2002, on our investments in common stock due to market value fluctuations, which were included in accumulated other comprehensive income. We also recorded charges of $6.9 million and $6.4 million in fiscal years 2003 and 2002, respectively, for other-than-temporary declines in the market value of certain investments in common stock, which were included in Other (income) expense. In addition, we recorded unrealized gains of $19.3 million in Other (income) expense from the appreciation in the market value of warrants and a collar on a warrant in fiscal year 2002 and a gain of $2.5 million on the settlement of the collar in fiscal year 2003. See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional information.

Non-current deferred income taxes of $38.2 million relate primarily to accruals for expenses, primarily postemployment and postretirement benefits and warranty, currently not deductible.

Other assets of $64.5 million include investments in privately-held companies, license fees, capitalized software development costs, cash surrender value of company-owned life insurance and various prepaid expenses. The year-over-year decline was primarily due to $12.5 million of other-than-temporary declines in the market value of investments in privately-held companies. See Management’s Discussion and Analysis of Consolidated Statements of Earnings for additional discussion of the decline in the market value of investments.

Accounts payable were $143.4 million at year-end, down $26.9 million from last year reflecting lower purchases due to lower production volumes in the fourth quarter of fiscal year 2003 as compared to the prior year. Days payable were 59 in fiscal year 2003 up slightly over the prior fiscal year.

Accrued liabilities of $100.9 million include accruals for compensation, deferred revenue, liabilities for product defects (excluding warranty obligations), warranty and service obligations, provisions for restructuring, customer down-payments, royalties and taxes (excluding income taxes). The year-over-year

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

decline was primarily due to the resolution of liabilities for specific product defects accrued at June 28, 2002 that were resolved during fiscal year 2003.

Deferred revenue of $15.6 million includes deferrals primarily due to our future commitments to customers to provide products or services and contractually required acceptance from our customers, which we have not received, on products or services we have delivered.

Other liabilities of $148.7 million are comprised of deferred compensation, retirement plans, postretirement benefit plans, postemployment benefits, warranty obligations in excess of one year, and other miscellaneous accruals. The year-over-year increase was primarily due to a $7.6 million increase in deferred compensation at June 27, 2003, as compared to June 28, 2002, offset in part by declines in other liabilities.

Total debt of $10.0 million consists primarily of a mortgage we assumed as the result of the acquisition of BarcoNet.

Stockholders’ equity was $1.5 billion at the end of fiscal year 2003, up $44.5 million from the prior year. Net earnings of $100.3 million, a $21.7 million increase in accumulated other comprehensive income, primarily from unrealized gains on foreign currency translation, $19.0 million of additional paid-in capital and common stock from the issuance of common stock pursuant to employee benefit and other stock-based compensation plans and $14.0 million of previously unrecognized gains on the issuance of equity of a subsidiary were partially offset by the repurchase of 8.6 million shares of our common stock for $104.5 million and dividend payments of $6.1 million.

The accumulated other comprehensive income at June 27, 2003 included accumulated translation gains of $30.0 million, which were partially offset by $10.1 million of deferred expenses related to retirement plans. The year-over-year increase in accumulated other comprehensive income was due to the impact of the Euro strengthening against the U.S. dollar on the translation of Euro-denominated net assets, primarily goodwill and liabilities.

During fiscal year 2003, we purchased 8.0 million shares of our common stock at an aggregate cost of $97.3 million pursuant to a stock buyback program announced in July 2001 and 559 thousand shares at an aggregate cost of $7.2 million pursuant to a program announced in February 2003 to buy back up to 10.0 million shares. We plan to use the shares repurchased for issuance under our employee stock option plans and other benefit plans.

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

The lease qualifies as an operating lease under Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases”, as amended. The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta. We are currently analyzing Interpretation No. 46

Management’s Discussion and Analysis of Consolidated Statements of Financial Position (Continued)

“Consolidation of Variable Interest Entities” which may impact our accounting for this lease.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

Scientific-Atlanta has no other off-balance sheet financing arrangements.

Contractual Commitments

Contractual commitments at June 27, 2003 under debt and lease agreements and purchase commitments, primarily for inventory, are summarized below. (Amounts are in thousands.)

Commitment	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Total debt	$10,022	$1,518	$2,495	$2,319	$3,690
Operating leases	21,641	9,917	8,191	2,734	799
Purchase commitments	205,178	205,026	152	—	—

Total	$236,841	$216,461	$10,838	$5,053	$4,489

As noted above, we entered into a long-term operating lease arrangement, which expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. A final lease payment of $36 million is due at the termination of the lease. The commitment schedule does not include any obligations under this lease after July 2004.

Consolidated Statements of Financial Position

	(In Thousands, Except Share Data)
	June 27, 2003	June 28, 2002

Assets
Current assets
Cash and cash equivalents	$359,780	$376,429
Short-term investments	588,775	354,848
Receivables, less allowance for doubtful accounts of $3,260 in 2003 and $5,723 in 2002	184,585	261,149
Inventories	127,054	217,452
Deferred income taxes	41,874	47,908
Other current assets	21,548	50,608

Total current assets	1,323,616	1,308,394

Property, plant and equipment, at cost
Land and improvements	22,139	21,943
Buildings and improvements	83,624	78,464
Machinery and equipment	219,647	241,420

	325,410	341,827
Less – accumulated depreciation and amortization	127,726	119,407

	197,684	222,420

Goodwill	235,248	195,645

Intangible assets	51,028	48,909

Non-current marketable securities	8,367	28,498

Deferred income taxes	38,200	29,861

Other assets	64,486	80,900

Total Assets	$1,918,629	$1,914,627

Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$1,455	$1,739
Accounts payable	143,379	170,308
Accrued liabilities	100,876	130,307
Deferred revenue	15,626	15,299
Income taxes currently payable	12,273	—

Total current liabilities	273,609	317,653

Long-term debt, less current maturities	8,567	8,600

Non-current deferred revenue	6,507	4,641

Other liabilities	148,705	146,942

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares, issued 164,992,376 shares in 2003 and 2002	82,496	82,496
Additional paid-in capital	520,503	530,712
Retained earnings	1,127,441	1,033,168
Accumulated other comprehensive income (loss), net of taxes (tax benefit) of $13,169 in 2003 and $(121) in 2002	21,486	(197)

	1,751,926	1,646,179
Less – Treasury stock, at cost (15,550,442 shares in 2003 and 8,361,862 shares in 2002)	270,685	209,388

	1,481,241	1,436,791

Total Liabilities and Stockholders’ Equity	$1,918,629	$1,914,627

See accompanying notes.

Management’s Discussion and Analysis of Consolidated Statements of Earnings

The Consolidated Statements of Earnings summarize Scientific-Atlanta’s operating performance over the last three years. All references to per share amounts relate to diluted earnings per share.

General

Sales of $1.5 billion in fiscal year 2003 were $220.8 million less than sales in fiscal year 2002. We continued to experience year-over-year declines in sales in fiscal year 2003. We believe that our sales and results of operations have been affected by: (1) the low consumer confidence in the United States amid a slow economy and difficult economic and political conditions outside the United States, (2) continued significant declines in capital spending by our customers, (3) our customers’ competition from satellite providers, and (4) the declining financial condition of several of our customers and distributors. These trends have resulted in the failure of certain of our customers to: (1) pay for product that has shipped, (2) take delivery of orders they have previously placed and (3) raise additional capital to fund the purchase of equipment and services. Adelphia filed for bankruptcy in June 2002. During the first quarter of fiscal year 2003, Communications Dynamics, Inc., the parent of TVC Communications (TVC), a distributor of our products in Latin America, filed for bankruptcy. If these trends continue, which we are not able to predict, our sales and results of operations could be adversely affected. We periodically assess the impact of these trends on our cost structure and reduce our costs, including, but not limited to, reductions in our workforce and consolidation of operations, to attempt to align such costs with our sales level.

Our backlog increased to $394.9 million at June 27, 2003 from $339.9 million at March 28, 2003 but we had sequential, quarterly declines in backlog from $772.5 million at March 29, 2002 through March 28, 2003. Due to these declines in backlog, we are more dependent on the shipment of product from orders received during the quarter rather than from backlog to generate sales. Our increased dependence on the receipt of orders during each quarter to generate sales during that quarter and our continued limited visibility to the inventory our customers hold limit our ability to predict our sales volume for the quarter until the end of the quarter. Historically, our quarters tend to be back-end loaded with a larger portion of orders being received and sales being recognized for any quarter at or near the end of the quarter. We are unable to predict the timing of bookings or sales.

Bookings are orders we receive that are eligible for inclusion in backlog. In general, our policy is to place in backlog orders for product scheduled for shipment within six months from the end of the reported quarter. Although we have a six-month bookings policy, we have the production capacity to respond quickly to customer demand. We believe that customers may have shortened their ordering cycles accordingly, thereby contributing to our decline in backlog.

Net earnings were $100.3 million, or $0.65 per share in fiscal year 2003 as compared to $104.4 million, or $0.66 per share, in fiscal year 2002. Net earnings in fiscal year 2003 included after-tax charges of $13.1 million related to mark-to-market adjustments of various investments; $11.5 million related to various restructurings; and $4.3 million from the termination of a contract with German cable operator ish; and a net after-tax gain of $3.0 million from the sale of various marketable securities. These items totaled to a net after-tax charge of $25.9 million, or $0.17 per share.

Net earnings were $104.4 million, or $0.66 per share in fiscal year 2002 and included an after-tax bad debt expense of $55.2 million related to the write-off of accounts receivable from Adelphia resulting from its bankruptcy; after-tax charges of $18.6 million and $1.4 million related to restructurings announced in October 2001 and July 2002 and mark-to-market adjustments of various investments,

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

respectively; and an after-tax gain of $4.5 million from insurance proceeds. These items totaled to a net after-tax charge of $70.7 million, or $0.45 per share.

Net earnings of $333.7 million, or $1.99 per share, in fiscal year 2001 included an after-tax gain of $49.5 million from the sale of a portion of our investments in Bookham and Wink and an after-tax charge of $7.1 million related to the tender of shares held by minority shareholders of PowerTV. These items totaled to a net after-tax gain of $42.4 million or $0.25 per share.

Sales of $1.5 billion in fiscal year 2003 declined 13 percent from the prior year. The decline was attributable to lower unit sales and lower average selling prices of both subscriber and transmission products. Sales of digital set-tops are determined in large part by the number of new digital subscribers added by our customers and the average number of set-tops per home. Although we do not have full visibility to the net new digital subscriber additions by multiple system operators (MSOs), we believe that on an industry-wide basis the number of new net digital subscriber additions by cable television MSOs declined during fiscal year 2003 as compared to the prior year, in conjunction with lower overall capital spending by the MSOs.

Subscriber product sales of $977.7 million in fiscal year 2003 decreased by 10 percent from the prior year. For the second consecutive year, many of our customers’ deployment rates declined relative to the preceding year. During fiscal year 2003, we shipped a total of 3.2 million Explorer® digital set-tops, down from 3.4 million the prior year. In addition to lower volumes, the average selling prices for our earlier generation set-tops declined 9 percent from last year. During fiscal year 2003, we began shipping our Explorer 8000 set-tops, which contain integrated hard drives and a single user interface for digital video recording capabilities. We shipped a total of 386 thousand of these units during the year. In addition, during fiscal year 2003, we shipped a total of 197 thousand high-definition set-tops, up from 99 thousand shipped during fiscal year 2002. The Explorer 8000 set-top, in addition to high-definition set-top models, sells for a significantly higher average selling price than the average selling price for our earlier generation set-top models. The shift to a higher mix of Explorer 8000 and high-definition set-tops during fiscal year 2003 partially offset the price declines of our earlier generation set-top models. As a result, the combined average selling prices of all digital set-tops declined by slightly less than 2 percent.

Sales of digital multi-QAM modulators (MQAMs) that are deployed in digital systems that use Scientific-Atlanta’s PowerKey® conditional access also declined to approximately 3 thousand units in fiscal year 2003, compared to approximately 7 thousand units shipped during fiscal year 2002. The rate of the deployment of MQAMs is directly related to the launch of video-on-demand services by MSOs, and future MQAM sales will depend on the rate at which video-on-demand services are deployed.

Sales of cable modems increased to 731 thousand units in fiscal year 2003 from 665 thousand units shipped the previous year.

Sales of transmission products of $392.3 million in fiscal year 2003 decreased 21 percent compared to fiscal year 2002. This decline was related to a reduction in capital spending by many of the largest North American and international MSOs. After several years of transmission plant upgrades, many of the North American MSOs are now nearing completion of their plant upgrades for a significant portion of their systems. In addition, several of our international customers continued to experience financial difficulties and began to undertake various forms of restructurings. As a result, shipments of transmission products to our international customers also declined significantly.

International sales were $323.3 million in fiscal year 2003, down 4 percent from the prior fiscal year. Sales into the European region declined 20 percent from last year, due primarily to a decline in shipments to German cable operator

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

ish. An increase in shipments related to reporting BarcoNet for a full year during fiscal year 2003, which is highly concentrated in Europe, compared to only two quarters the previous year, helped to partially offset the decline in Europe. In light of the continuing economic recession and weakening currencies in the region, sales into the Latin American region remained relatively flat during fiscal year 2003. Sales into the Asia-Pacific region increased 24 percent from last year, due primarily to the acquisition of BarcoNet.

During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of ish, was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish suspended or canceled a number of work orders previously issued to the Cable Upgrade Consortium, of which we were a member and through which we furnished our products and services. In addition, ish requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. In addition, Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002. During fiscal year 2003, we reached an agreement with ish related to work orders, which had been suspended or canceled during the fourth quarter of fiscal year 2002 and our exposure in accounts receivable and inventory related to ish. As part of this settlement, we received a cash payment of $22.0 million and notes receivable denominated at $19.0 million. In addition, we entered into an agreement to sell these notes receivable for $11.5 million and we received a cash payment of $12.8 million from the collection of the notes receivable and related accrued interest.

Sales of $1.7 billion in fiscal year 2002 decreased 33 percent from the prior year. This decline was attributable to lower unit sales volume and lower average selling prices of both subscriber and transmission products.

Subscriber product sales of $1.1 billion in fiscal year 2002 decreased 36 percent from the prior year. During fiscal year 2002, our customers’ deployment rate of digital set-tops slowed substantially over fiscal year 2001. During fiscal year 2002, we shipped 3.4 million Explorer digital set-tops, down from more than 4.8 million the previous year. In addition to lower volumes, the average selling prices for Explorer digital set-tops during fiscal year 2002 declined 15 percent from fiscal year 2001, which has also contributed to the lower sales.

While the demand for digital set-tops in fiscal year 2002 declined from the preceding year, sales of cable modems and digital multi-QAM modulators (MQAMs) increased during fiscal year 2002 as compared to fiscal year 2001. During fiscal year 2002, we shipped approximately 665 thousand cable modems compared to approximately 151 thousand during fiscal year 2001. During fiscal year 2002, several of our customers completed successful video-on-demand launches within selected systems, and as a result, our shipments of MQAMs increased to over 7 thousand MQAMs from approximately 3 thousand MQAMs in fiscal year 2001.

Sales of transmission products of $495.0 million in fiscal year 2002 decreased 31 percent compared to fiscal year 2001. The decline in transmission sales was primarily related to the reduction in capital spending by the largest North American MSOs as upgrades were completed in many markets and purchasing decisions were delayed as a result of the economic downturn. International sales of transmission products increased 7 percent in fiscal year 2002 over the prior fiscal year primarily from the acquisition of BarcoNet in January 2002 and sales to German cable operator ish. BarcoNet generated total sales of $40.3 million, primarily sales of transmission products, during the second half of fiscal year 2002.

Although the domestic cable industry is comprised of thousands of cable systems, a small number of large MSOs own a large portion of the cable television systems and account for a significant portion of the capital

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

expenditures made by cable television operators. A loss of business from a significant MSO could have a material adverse effect on our business. Customers that accounted for 10 percent or more of our total sales in fiscal years 2003, 2002, or 2001 were as follows:

	2003	2002	2001
AOL Time Warner, Inc.	24%	30%	22%
Cablevision Systems	19%	—%	1%
Comcast Corporation	11%	7%	10%
Cox Communications, Inc.	6%	12%	7%
Adelphia Communications, Inc.	5%	7%	18%
Charter Communications, Inc.	5%	14%	20%
All other customers	30%	30%	22%

Total	100%	100%	100%

Sales of products that accounted for 10 percent or more of total sales in fiscal years 2003, 2002, or 2001 were as follows:

	2003	2002	2001
Explorer digital set-tops	56%	52%	57%
Optoelectronic products	9%	11%	9%
RF products	6%	7%	10%
All other products	29%	30%	24%

Total	100%	100%	100%

International sales were 22 percent of total sales in fiscal year 2003 as compared to 20 percent and 15 percent of such sales in fiscal years 2002 and 2001, respectively.

Cost of sales, as a percent of sales, increased 0.3 percentage points in fiscal year 2003 over fiscal year 2002. The increase was due primarily to a higher mix of new set-top models that currently have lower gross margins than our average gross margin. This was partially offset by material cost reductions, cost reductions from product redesigns and conversion cost improvements. Cost of sales in fiscal year 2003 included a $10.9 million charge related to the settlement with ish.

Cost of sales as a percent of sales decreased 3.4 percentage points in fiscal year 2002 from fiscal year 2001. The year-over-year improvement was due to the cost reduction efforts described below.

We aggressively continue to reduce our costs through product design, procurement, and manufacturing. Each generation of our custom Application Specific Integrated Circuits (ASICs) incorporates more functionality and helps us reduce the number of components in our digital set-tops. Our material costs have benefited from the downturn in the overall economy as we have been able to negotiate reduced prices from our suppliers. In addition, we completed the transition of all of our Atlanta, Georgia-based manufacturing to our Juarez, Mexico manufacturing facility during fiscal year 2002, which generated additional manufacturing cost savings.

As a result of the transfer of manufacturing from Atlanta to Juarez in fiscal year 2002, we now perform approximately 90 percent of our in-house manufacturing in our Juarez facility. We also have manufacturing operations in four other locations.

Except for certain ASICs, the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc. and ATI Technologies, Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Askey Corporation is our only provider of cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates and Murata Electronics of North America, Inc.
are our primary suppliers of tuners;

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation, both Taiwanese companies, are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products; and

•	Juniper Networks is our only provider of the Prisma G-10 and G-1 CMTS products. Juniper Networks has sent us an end-of-life notice regarding these products. Juniper Networks has announced it will continue to provide support for the G-Series product pursuant to its standard end-of-life policies and contractual commitments. We believe that Juniper’s end-of-life support and our inventory levels are adequate to support our contractual commitments.

For fiscal year 2003, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Sales and administrative expenses of $191.8 million in fiscal year 2003 were $78.6 million lower than the prior year. Selling expenses in fiscal year 2003 were lower than the prior year due to the impact of the restructurings discussed below and the lower sales volume which more than offset the addition of selling expenses of BarcoNet. In the prior year, administrative expenses included $83.7 million of bad debt expense related to the write-off of accounts receivable from Adelphia resulting from its filing for bankruptcy in June 2002. In fiscal year 2003, we recorded bad debt expense of $1.6 million related to the write-off of accounts receivable from TVC. Reductions in administrative expenses from the decline in bad debt expense and cost reductions from the restructurings discussed below were partially offset by higher incentive compensation accruals, higher amortization expense of intangible assets established with the acquisition of Barconet in the third quarter of fiscal year 2002 and certain assets of Arris in the second quarter of fiscal year 2003 and the addition of administrative expenses of BarcoNet.

Sales and administrative expenses of $270.5 million in fiscal year 2002 were up $48.5 million over the prior year. Administrative expenses included $83.7 million of bad debt expense related to the write-off of accounts receivable from Adelphia resulting from its filing for bankruptcy in June 2002. Reduced incentive compensation payments due to our lower profitability, restructuring and expense reduction efforts and the elimination of amortization expense for goodwill resulted in lower selling and administrative expenses, excluding the bad debt charge described above, in fiscal year 2002. These reductions were offset partially by higher professional fees related to previously disclosed litigation and the acquisition of BarcoNet in January 2002.

Scientific-Atlanta adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In fiscal year 2001, sales and administrative expenses included goodwill amortization of $4.8 million. SFAS No. 142 also requires an impairment test of goodwill upon adoption and an annual impairment test. The results of our assessments did not result in any determination of an impairment of goodwill.

Research and development expenses were $146.6 million, or 10 percent of total sales in fiscal year 2003, approximately the same as the prior year. Research and development efforts during the year were focused on advanced models of

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

New products introduced in fiscal year 2003 included the cost-reduced Explorer 3250HD™ and 3270HD digital interactive set-tops for use with HDTV (high-definition TV); further enhancements to the Explorer 8000, a high-end digital set-top with a built-in DVR (digital video recorder); a digital set-top, the Explorer 4200™, which includes DOCSIS capability; the GigaQAM product which provides greater density for delivering video streams used in VOD deployments; and the Explorer 1850 set-top, which includes reduced feature functionality.

In addition, our new PowerVu® advanced modulator (model D9390T) with 8PSK Turbo Code was introduced in fiscal year 2003. The modulator will increase bit rates and can expand the number of channels that can be delivered by a single transponder. Our Continuum DVP™ eXtra Dense QAM Array has been announced, and we expect this product to be generally available in the first half of fiscal year 2004. This product delivers flexibility for cable operators to scale VOD rollouts and is a compact unit that delivers powerful signal scrambling, QAM modulation and up-conversion capabilities in a one rack unit device. We announced a new family of RF-based BroadLAN™ products, along with an expansion of our widely deployed Prisma IP™ video, data and voice multi-service optical transport platform products. These products enable cable operators to offer high-speed data, voice and video services to businesses. During the first quarter of fiscal year 2004, we began a field trial of BroadLAN products with a customer.

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

Research and development expenses included $0.4 million of in-process technology purchased in connection with the acquisition of certain assets of ChanneLogics, Inc. in fiscal year 2003 and $0.7 million of in-process technology purchased in connection with the acquisition of BarcoNet in fiscal year 2002. These technologies had not yet reached technological feasibility and had no alternative future use.

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

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the products are available for general release to customers. We amortize these development costs to cost of sales when we recognize revenue on products shipped or over the estimated life of the software, whichever amount is greater. Software development costs capitalized and the amortization of these costs in fiscal years 2003, 2002 and 2001 are as follows:

	In Millions
	2003	2002	2001
Software development costs capitalized	$10.1	$8.6	$6.0
Amortization to cost of sales	$9.1	$3.7	$6.4

At June 27, 2003 and June 28, 2002, we had capitalized software development costs of $11.0 million and $10.0 million, respectively,

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

which were included in Other assets in the Consolidated Statements of Financial Condition.

We invest in our technology and also in select emerging technologies of innovative companies.

We periodically evaluate our strategic direction including an assessment of the markets we serve and alternative methods of generating revenues from our investments in research and development programs, such as licensing of software and hardware technology.

Stock compensation expense of $10.8 million in fiscal year 2001 was a charge related to the tender for PowerTV shares not already owned by Scientific-Atlanta.

A restructuring of our worldwide operations was announced in August 2002 to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

As a result of these actions in fiscal year 2003 and the earlier restructuring announced in October 2001 (which is discussed in more detail below), we recorded restructuring charges of $17.4 million, primarily for severance, during fiscal year 2003. During fiscal year 2003 severance costs of $14.4 million were paid to approximately 1,750 employees who had actually been terminated under the restructuring plans of fiscal years 2003 and 2002. The restructuring liability at June 27, 2003 of $3.5 million is primarily for contractual obligations under canceled leases and will be paid in fiscal years 2004 and 2005. We anticipate recording additional charges related to these restructurings, primarily for severance, that will total approximately $1 million in fiscal year 2004. As a result of the actions taken in fiscal year 2003, we reduced costs and expenses by approximately $40 million on an annual basis.

The restructuring announced in October 2001 was also in response to a decline in sales. The restructuring included a headcount reduction of approximately 750 people and the consolidation of substantially all of our metropolitan Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. In June 2002, we discontinued the third production shift at our Juarez, Mexico facility resulting in the additional elimination of approximately 1,300 positions, or approximately 30 percent of our employees in Juarez. As a result of existing economic conditions, we no longer needed the third shift to satisfy demand. During fiscal year 2002, we recorded restructuring charges of $28.2 million, which included severance costs of $13.3 million for approximately 2,000 employees, $5.3 million for expenses related to contractual obligations under leases to be canceled, $4.3 million for assets to be abandoned and $5.3 million of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of June 28, 2002, severance costs of approximately $8.7 million had been paid to approximately 1,950 employees who had actually been terminated.

Interest expense was $0.9 million in both fiscal years 2003 and 2002 and $0.4 million in fiscal year 2001. The increase in fiscal year 2002 as compared to fiscal year 2001 was due to the debt we assumed from BarcoNet as a result of the acquisition.

Management’s Discussion and Analysis of Consolidated Statements of Earnings (Continued)

Interest income was $22.7 million in fiscal year 2003, up slightly from the prior year. Although the average amount of cash and short-term investments was higher in fiscal year 2003 than fiscal year 2002, the average yield was 2.3 percent in fiscal year 2003, down from 3.4 percent in the prior year.

Other (income) expense of $16.7 million in fiscal year 2003 included losses of $12.5 million and $6.9 million from the other-than-temporary declines in the market value of investments in privately-held companies and marketable securities, respectively. These losses were partially offset by gains of $2.0 million on the sale of marketable securities; a gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock; and other miscellaneous items.

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

The provision for income taxes was 34 percent of pretax earnings for fiscal year 2003, approximately the same as the prior year. The provision for income taxes in the prior year showed a slight decrease of 0.5 percentage point from fiscal year 2001.

Scientific-Atlanta’s income tax returns are currently under review by the Internal Revenue Service. The results of this review are subject to approval by the Joint Committee on Taxation. As a result of uncertainties, the effects of any settlement will be recorded in the period of resolution.

Earnings per share of $0.65 in fiscal year 2003 compares to earnings per share of $0.66 in fiscal year 2002 and $1.99 in fiscal year 2001. Average diluted shares outstanding decreased to 153.5 million in fiscal year 2003 from 158.4 million in fiscal year 2002 due primarily to the repurchase of 8.6 million shares of our common stock during fiscal year 2003.

Consolidated Statements of Earnings

(In Thousands, Except Per Share Data)	2003	2002	2001

Sales	$1,450,353	$1,671,117	$2,512,016

Costs and expenses
Cost of sales	947,581	1,086,961	1,718,160
Sales and administrative	191,837	270,483	222,027
Research and development	146,596	148,652	154,346
Stock compensation	—	—	10,778
Restructuring	17,446	28,164	—
Interest expense	866	869	411
Interest income	(22,731)	(22,335)	(36,879)
Other (income) expense, net	16,660	(112)	(67,229)

Total costs and expenses	1,298,255	1,512,682	2,001,614

Earnings before income taxes	152,098	158,435	510,402

Provision for income taxes	51,753	54,051	176,728

Net earnings	$100,345	$104,384	$333,674

Earnings per common share

Basic	$0.66	$0.67	$2.06
Diluted	$0.65	$0.66	$1.99

Weighted average number of common shares outstanding

Basic	152,602	156,785	161,601
Diluted	153,495	158,420	167,688

See accompanying notes.

Management’s Discussion and Analysis of Consolidated Statements of Cash Flows

The Statements of Cash Flows summarize the main sources and uses of cash. These flows of cash provided or used are summarized by Scientific-Atlanta’s operating activities, investing activities and financing activities.

Cash and cash equivalents at the end of fiscal year 2003 were $359.8 million, down $16.6 million from the end of fiscal year 2002 due primarily to additional purchases of short-term investments and the repurchase of our common stock, which more than offset the cash generated from operations.

Cash and cash equivalents at the end of fiscal year 2002 were $376.4 million, down $186.9 million from the end of fiscal year 2001 due primarily to cash used for the acquisition of BarcoNet, the increase in short-term investments and the repurchase of our common stock, which more than offset the cash generated from operations.

We have a $150 million senior credit facility available that provides for unsecured borrowings up to $150 million, which expires May 2004. There were no outstanding borrowings under this facility at June 27, 2003 or June 28, 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

Cash provided by operating activities was $361.5 million for fiscal year 2003, up slightly over the prior year. During fiscal year 2003, we continued to focus on working capital management, reducing inventory and accounts receivable by $98.1 million and $76.1 million, respectively.

Cash provided by operating activities was $358.2 million for fiscal year 2002, compared to $258.9 million for fiscal year 2001. In fiscal year 2002, cash generated by improved working capital management was offset by lower earnings. The adjustments to reconcile net earnings to net cash provided by operations in fiscal year 2002 included a charge of $83.7 million resulting from the bankruptcy filing of Adelphia discussed previously. See Managements’ Discussion and Analysis of the Consolidated Statements of Earnings for additional details.

In fiscal year 2001, cash generated by improved earnings, a reduction in income taxes currently payable from the tax benefit related to the exercise of stock options, increases in accounts payable and a reduction of inventory was offset partially by increases in receivables.

Cash used in investing activities of $274.5 million in fiscal year 2003 included $239.0 million for additional purchases of short-term investments, $31.6 million for the acquisition of certain assets of Arris and $24.4 million for capital expenditures, primarily for tooling and test equipment. We also received $20.8 million from the settlement of a collar on a warrant to purchase common stock and $6.5 million from the sale of investments in marketable securities.

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

Management’s Discussion and Analysis of Consolidated Statements of Cash Flows (Continued)

Cash used in financing activities of $103.6 million in fiscal year 2003 included $104.5 million for the repurchase of 8.6 million shares of our common stock pursuant to stock buyback programs. We also received $8.6 million from the issuance of common stock pursuant to stock option plans and the employee stock purchase plan.

Cash used in financing activities of $207.9 million in fiscal year 2002 included $184.0 million for the repurchase of 7.9 million shares of Scientific-Atlanta common stock pursuant to a stock buyback program, principal payments on long-term debt of $22.4 million and dividend payments of $6.3 million. The principal payments on long-term debt were primarily related to debt we assumed with the acquisition of BarcoNet. We also received cash of $4.7 million from the issuance of common stock pursuant to stock option plans and the employee stock purchase plan.

Cash provided by financing activities of $80.7 million in fiscal year 2001 consisted of $87.6 million from the issuance of common stock pursuant to stock option plans and the employee stock purchase plan, dividend payments of $6.5 million and the reduction of $0.4 million of long-term debt.

Consolidated Statements of Cash Flows

(In Thousands)	2003	2002	2001

Operating Activities:
Net earnings	$100,345	$104,384	$333,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on marketable securities and warrants, net	(4,111)	(19,254)	(77,953)
Depreciation and amortization	71,385	59,946	66,342
Other-than-temporary declines in the market value of marketable securities and investments in privately-held companies	19,353	21,068	1,838
Compensation related to stock benefit plans	7,584	8,539	26,296
Provision for doubtful accounts	703	83,904	1,866
Deferred income tax benefit	(3,775)	(6,139)	(23,109)
Losses on sale of property, plant and equipment	4,681	6,598	2,740
Earnings of partnerships, net	(552)	(1,259)	(257)
Purchased in-process technology	420	700	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	76,108	169,662	(170,503)
Inventories	98,050	6,823	8,303
Accounts payable and accrued liabilities	(56,503)	(71,876)	17,009
Other assets	26,832	(16,488)	(36,843)
Other liabilities	13,616	4,659	111,657
Exchange rate fluctuations, net	7,316	6,940	(2,181)

Net cash provided by operating activities	361,452	358,207	258,879

Investing Activities:
Purchases of property, plant and equipment	(24,440)	(36,194)	(104,810)
Purchases of short-term investments, net	(239,008)	(152,877)	(129,520)
Acquisition of BarcoNet, net of cash acquired	—	(148,265)	—
Acquisition of certain assets of Arris	(31,610)	—	—
Acquisition of shares of PowerTV	(5,216)	—	(64,607)
Proceeds from the sale of investments	27,287	—	84,158
Other investments	(1,600)	—	(24,179)
Other	133	178	207

Net cash used in investing activities	(274,454)	(337,158)	(238,751)

Financing Activities:
Principal payments on long-term debt	(1,700)	(22,356)	(397)
Dividends paid	(6,072)	(6,254)	(6,458)
Issuance of stock	8,597	4,661	87,553
Treasury shares acquired	(104,472)	(183,993)	—

Net cash provided by (used in) financing activities	(103,647)	(207,942)	80,698

Increase (decrease) in cash and cash equivalents	(16,649)	(186,893)	100,826
Cash and cash equivalents at beginning of year	376,429	563,322	462,496

Cash and cash equivalents at end of year	$359,780	$376,429	$563,322

See accompanying notes.

Management’s Discussion and Analysis

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2003 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory and tax reserves, asset impairments and accrued liabilities and other liabilities, principally relating to warranty provisions and the pension benefit liability.

Revenue Recognition

Our principal sources of revenues are from sales of digital interactive subscriber systems, broadband transmission networks and content distribution networks. We recognize revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, (4) collectibility is reasonably assured, and (5) we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

The standard terms and conditions under which we ship allow a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is recorded at the time acceptance is deemed to have occurred.

Certain agreements also include multiple deliverables or elements for products and/or services. We recognize revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors including the amount we charge other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, with

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

Respect to Certain Transactions” (“SOP 98-9”). Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

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

Inventory Reserves

We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand. Recently, the rate at which we introduce new products has accelerated which also may result in an increase in the amount of obsolete inventory on hand. Any significant, unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in other (income) expense. Investments in privately-held companies of $8.6 million and $21.8 million were

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

included in Other assets in the Consolidated Statements of Financial Position at June 27, 2003 and June 28, 2002, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $36.0 million and $38.7 million at June 27, 2003 and June 28, 2002, respectively.

Pension Assumptions

The pension benefit liability and the related effects on our operating results are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and / or liability measurement. We evaluate these assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, rate of compensation increase and turnover. These assumptions are also evaluated annually and are updated to reflect our experience. The discount rate is required to represent the market rate for high-quality fixed income investments. We reduced our discount rate from 7.50 percent at June 28, 2002 to 6.50 percent at June 27, 2003 to reflect market interest conditions. To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets. We assumed that long-term returns on our pension plan assets would be 8.00 percent in fiscal year 2004 and 10.00 percent in fiscal year 2003. The changes in these assumptions will increase our pension expense by approximately $1.9 million in fiscal year 2004.

Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The actual results could have a significant impact on our operating results.

Goodwill Impairment

We perform an annual goodwill impairment test to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

Stock-Based Compensation

We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” but elected to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly,

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 148 “Accounting for Stock-Based Compensation,” Interpretation No. 45 “Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities, primarily the requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of the Statement were effective for exit or disposal activities that were initiated after December 31, 2002. We accounted for restructuring costs during the second half of fiscal year 2003 in accordance with SFAS No. 146.

SFAS No. 148 provides alternative methods of transitioning for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements about the effects on reported net earnings of an entity’s accounting policy decisions with respect to stock-based compensation. The provisions of this statement were effective for financial statements for fiscal years ending after December 15, 2002. We have provided the disclosures required under the provisions of SFAS No. 148 but have elected to account for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

Interpretation No. 45 expands the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements were effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. We have provided the disclosures required by this Interpretation since adoption in the second quarter of fiscal year 2003.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. As previously noted, we entered into a long-term operating lease arrangement, which provided $36 million to finance the construction of the initial phase of an office site. The lessor is a non-bank general purpose corporation owned by a financial institution. The lease qualifies as an operating lease under SFAS No. 13 “Accounting for Leases.” The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta. Our assessment of the impact of the Interpretation on this arrangement and arrangements with other entities has not been completed and we are unable to predict the impact, if any, of the adoption of the Interpretation in the first quarter of fiscal year 2004.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which will be adopted in the first quarter of fiscal year 2004, was effective for revenue

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies (continued)

arrangements entered into in the first annual or interim period after June 15, 2003. In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which will be adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. We are currently assessing the impact of the adoption of both of these Issues.

Any statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements contained in Exhibit 99.1 to this Form 10-K for a description of the various risks and uncertainties that could cause Scientific-Atlanta’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific- Atlanta’s forward- looking statements. Such Exhibit 99.1 is hereby incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer, PowerVu, PowerKey, Continuum, and Prisma are registered trademarks of Scientific-Atlanta, Inc. Continuum DVP, Prisma IP, BroadLAN, 8600x, 8000, 4200, 3250HD and 3270HD are trademarks of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars and Shares In Thousands, Except Per Share Data)	2003	2002	2001

Preferred Stock
Shares authorized	50,000	50,000	50,000
Shares issued	—	—	—

Common Stock ($0.50 Par Value)
Shares authorized	350,000	350,000	350,000
Shares issued, beginning of year	164,992	164,899	159,971
Issuance of shares under employee benefit plans	—	93	4,928

Shares issued, end of year	164,992	164,992	164,899

Additional Paid-in Capital
Balance, beginning of year	$530,712	$545,602	$339,649
Issuance of shares under employee benefit plans	(26,440)	(17,628)	80,113
Tax benefit related to the exercise of stock options	1,811	1,958	98,238
Issuance of restricted shares to employees	—	—	(7,820)
Restricted shares forfeited/canceled	11	218	5,291
Gains from issuance of equity of subsidiary	14,007	—	12,850
Unearned compensation — restricted shares	402	562	17,281

Balance, end of year	$520,503	$530,712	$545,602

Retained Earnings
Balance, beginning of year	$1,033,168	$935,038	$607,822
Net income(a)	100,345	104,384	333,674
Cash dividends ($0.04 per share in fiscal years 2003, 2002 and 2001, respectively)	(6,072)	(6,254)	(6,458)

Balance, end of year	$1,127,441	$1,033,168	$935,038

Accumulated Other Comprehensive Income (Loss) (net of tax)
Balance, beginning of year	$(197)	$(6,075)	$221,141
Foreign currency translation adjustments(b)	21,469	11,998	(1,797)
Changes in fair value of derivatives(c)	1,091	(1,400)	384
Unrealized holding gains (losses) on available for sale securities, net of reclassification adjustments ($3,787, $4,236 and $49,851 in fiscal years 2003, 2002 and 2001, respectively)(d)	5,495	(4,430)	(223,541)
Minimum retirement liability adjustments(e)	(6,372)	(290)	(2,262)

Balance, end of year	$21,486	$(197)	$(6,075)

Treasury Shares
Balance, beginning of year	$209,388	$48,076	$33,638
Treasury shares acquired	104,472	183,993	—
Restricted shares forfeited/canceled	369	8,548	14,438
Issuance of shares under employee benefit plans	(43,544)	(31,229)	—

Balance, end of year	$270,685	$209,388	$48,076

Total Stockholders’ Equity	$1,481,241	$1,436,791	$1,508,939
Total Comprehensive Income (a+b+c+d+e)	$122,028	$110,262	$106,458

See accompanying notes.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1.    Summary of Significant Accounting Policies

Business

Scientific-Atlanta provides its customers broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support for the cable television industry. We are a producer of a wide variety of broadband products for the cable television industry.

We operate in one segment, the Broadband segment, which consists of subscriber systems, transmission systems and satellite television networks, known as Media Networks.

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

Except for certain Application Specific Integrated Circuits (ASICs), the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources. We consider our sources of supply to be adequate. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc. and ATI Technologies, Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Askey Corporation is our only provider of cable modem products;

•	Matsushita Electronics Components Corporation of America and its affiliates and Murata Electronics of North America, Inc. are our primary suppliers of tuners;

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation, both Taiwanese companies, are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps;

•	JDS Uniphase is our primary supplier of optical transmitters;

•	Microcast, Inc. is our primary supplier of die-castings for RF distribution products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products; and

•	Juniper Networks is our only provider of the Prisma G-10 and G-1 CMTS products. Juniper Networks has sent us an end-of-life notice regarding these products. Juniper Networks has announced it will continue to provide support for the G-Series product pursuant to its standard end-of-life policies and contractual commitments. We believe that Juniper’s end-of-life support and our inventory levels are adequate to support our contractual commitments.

For fiscal year 2003, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Fiscal Year-End

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year-ends are as follows:

2003:	June 27, 2003
2002:	June 28, 2002
2001:	June 29, 2001

Notes to Consolidated Financial Statements (Continued)

Fiscal years 2003, 2002 and 2001 consisted of fifty two weeks. Fiscal year 2004 will include fifty three weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation. Accruals for warranty obligations exceeding one year and the related deferred income taxes have been reclassified to Other liabilities from Accrued liabilities and Deferred income taxes (non-current), respectively.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory and tax reserves, asset impairments and accrued liabilities, principally relating to warranty provisions and the pension benefit liability.

Foreign Currency Translation

The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in Other (income) expense. Foreign currency transaction losses were $519, $3,189 and $1,968 in fiscal years 2003, 2002 and 2001, respectively.

Foreign Exchange Contracts

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions and firm commitments denominated in currencies other than the U.S. dollar. These contracts are primarily used to hedge transactions with certain subsidiaries whose transactional currency is other than the U.S. dollar or whose inflow of local currency is insufficient to meet operating expenses denominated in local currency. The contracts, which qualify as cash flow hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings.

In the fourth quarter of fiscal year 2002, ish, a customer in Germany, suspended or canceled a number of orders it had issued to the Cable Upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders were denominated in Euros and we had forward contracts to sell approximately 33,220 Euros at June 28, 2002 to hedge our exposure on these orders. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts, which we settled and recorded charges of $3,023 for ineffectiveness in Other (income) expense in fiscal year 2003.

We also recorded charges of $166 for ineffectiveness in fiscal year 2002. There were no charges for ineffectiveness in fiscal year 2001.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and

Notes to Consolidated Financial Statements (Continued)

losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase (sales) exposure and related hedging instruments at June 27, 2003 were as follows:

	Euros	Canadian Dollars
Firmly committed purchase (sales) contracts	(251)	19,521
Notional amount of forward contracts	(251)	19,175
Average contract amount (Foreign currency/United States dollar)	0.87	1.39

At June 27, 2003, we had unrealized gains of $75, net of tax of $46, related to these derivatives which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the fourth quarter of fiscal year 2004.

Unrealized gains and losses on foreign exchange forward contracts, which do not meet the criteria for a hedge, are recognized in Other (income) expense. We recorded losses of $390 in fiscal year 2002 related to such contracts. We had no speculative contracts in fiscal years 2003 or 2001.

Revenue Recognition

Our principal sources of revenues are from sales of digital interactive subscriber systems, broadband transmission networks and content distribution networks. We recognize revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, (4) collectibility is reasonably assured, and (5) we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

The standard terms and conditions under which we ship allow a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is recorded at the time acceptance is deemed to have occurred.

Certain agreements also include multiple deliverables or elements for products and/or services. We recognize revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors including the amount we charge other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”), specifically when the following criteria are met: (1) persuasive evidence of an arrangement is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria in SOP 97-2, other

Notes to Consolidated Financial Statements (Continued)

than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement, are satisfied.

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

Capitalization ceases when the products are available for general release to customers. We amortize these development costs to cost of sales when we recognize revenue on products shipped or over the estimated life of the software, whichever is greater.

Software development costs capitalized and the amortization of these costs in fiscal years 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Software development costs capitalized	$10,111	$8,557	$5,957
Amortization to cost of sales	$9,105	$3,713	$6,376

At June 27, 2003 and June 28, 2002, we had software development costs capitalized of $11,004 and $9,998, respectively, which were included in Other assets in the Consolidated Statements of Financial Position.

Depreciation, Maintenance and Repairs

Depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over forty years. Machinery and equipment are depreciated over periods ranging from three to ten years. Maintenance and repairs are charged to expense as incurred. We recorded depreciation expense of $49,070, $50,575 and $50,238 in fiscal years 2003, 2002 and 2001, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at June 27, 2003 consisted of $11,943 in Accrued liabilities and $24,058 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at June 28, 2002 to the warranty liability at June 27, 2003:

Notes to Consolidated Financial Statements (Continued)

Accrued warranty at June 28, 2002	$38,742
Reductions for payments	(22,130)
Additions for warranties issued during the period	22,033
Other adjustments	(2,644)

Accrued warranty at June 27, 2003	$36,001

Stock-Based Compensation

We have elected to account for option plans under APB Opinion No. 25, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the compensation model under SFAS No. 123:

	2003	2002	2001
Net earnings as reported	$100,345	$104,384	$333,674
Deduct: Compensation expense, net of tax	58,663	68,752	78,874

Pro forma net earnings	$41,682	$35,632	$254,800

Earnings per share:
Basic
As reported	$0.66	$0.67	$2.06
Pro forma	$0.27	$0.23	$1.58
Diluted
As reported	$0.65	$0.66	$1.99
Pro forma	$0.27	$0.22	$1.52

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and resulted in a weighted average fair value of $8.09, $14.30 and $22.67 with the following weighted-average assumptions used for grants in fiscal years 2003, 2002 and 2001, respectively:

	2003	2002	2001
Risk free interest rate	2.77%	4.41%	5.28%
Expected term	5 years	5 years	5 years
Volatility	79%	76%	69%
Expected annual dividends	$0.04	$0.04	$0.04

Infringement of Intellectual Property

In the standard terms and conditions under which we ship, we agree to pay all costs, damages and attorneys’ fees finally awarded in any suit by a third party against a customer to the extent, based on a finding, that the design or the construction of a product we sold to the customer infringes the intellectual property rights of the third party.

The customer must notify us in writing of the claim; give us the right to defend and/or settle the claim at our expense with counsel of our choice; and cooperate with us in the defense or settlement of the claim.

If the manufacture, use or sale of the product is enjoined, we will use reasonable commercial efforts, at our expense, to do one of the following: (a) obtain the right to use the product for the customer, (b) modify the product so that it becomes non-infringing or (c) replace it with a non-infringing product that is substantially in compliance with the specifications for the product in all material respects.

Under the standard terms and conditions under which we ship, our obligation to indemnify the customer has no expiration date but can not exceed the total amount paid to us by the customer for the allegedly infringing product. We make no warranty of non-infringement, expressed or implied.

Liabilities for indemnification are recorded in the period the problem is identified and meets the conditions discussed above that would require us to indemnify the customer.

The reserve for indemnification for infringement of intellectual property was $0 at June 27, 2003 and June 28, 2002.

Income Taxes

We provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of

Notes to Consolidated Financial Statements (Continued)

available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

Short-term Investments

Short-term investments consist primarily of debt instruments with original maturities greater than three months and are classified as “available-for-sale” under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Investment income is included in interest income. Investment gains and losses are included in Other (income) expense. Short-term investments on the Consolidated Statements of Financial Position include accrued interest of $5,054 at June 27, 2003 and $4,054 at June 28, 2002.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, not to exceed net realizable value. Cost includes materials, direct labor, and manufacturing overhead. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

	2003	2002
Raw materials and work-in-process	$82,890	$117,938
Finished goods	44,164	99,514

Total inventory	$127,054	$217,452

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

Long-Lived Assets

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal year 2003. This statement addresses the accounting and reporting of long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. The adoption of SFAS No. 144 did not result in any charges to operations.

Scientific-Atlanta evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review will be at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other business units.

Goodwill and Other Intangible Assets

Scientific-Atlanta adopted SFAS No. 142, “Goodwill and Other Intangible Assets” during the first quarter of fiscal year 2002. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization. In fiscal year 2001, goodwill amortization expense, net of tax, was $4,799. The impact of goodwill amortization on basic and diluted earnings per share follows:

Notes to Consolidated Financial Statements (Continued)

	2003	2002	2001
Reported net earnings	$100,345	$104,384	$333,674
Add: Goodwill amortization	—	—	4,799

Adjusted net earnings	$100,345	$104,384	$338,473

Basic earnings per share:
Reported net earnings	$0.66	$0.67	$2.06
Goodwill amortization	—	—	0.03

Adjusted net earnings	$0.66	$0.67	$2.09

Diluted earnings per share:
Reported net earnings	$0.65	$0.66	$1.99
Goodwill amortization	—	—	0.03

Adjusted net earnings	$0.65	$0.66	$2.02

This statement also established a new method of testing goodwill for impairment upon adoption of the statement and annually thereafter. The results of our assessment did not result in any determination of an impairment of goodwill.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred subsequent to acquisition that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill.

Certain intangible assets with defined lives consisted of the following:

June 27, 2003	Cost	Accumulated Amortization	Carrying Value
Developed technology	$46,260	$18,934	$27,326
Patents	19,302	8,449	10,853
Customer base	9,316	1,437	7,879
Other	6,666	1,696	4,970

	$81,544	$30,516	$51,028

June 28, 2002
Developed technology	$42,014	$9,118	$32,896
Patents	18,422	7,535	10,887
Customer base	990	71	919
Other	6,474	2,267	4,207

	$67,900	$18,991	$48,909

The average life in years for each class of intangible assets follows.

Average Life
Developed technology	5
Patents	17
Customer base	4
Other	4

Amortization expense for these assets was $13,209, $9,755 and $4,491 in fiscal years 2003, 2002 and 2001, respectively. Amortization expense for the next five years is expected to be as follows: 2004 — $14,200; 2005 — $14,000; 2006 — $10,800; 2007 — $3,700; and 2008 — $1,600.

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. Non-current marketable securities at June 28, 2002 also included a collar on a warrant that was settled in fiscal year 2003. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized.

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

The following information pertains to our investments in common stock at June 27, 2003 and June 28, 2002:

Notes to Consolidated Financial Statements (Continued)

	Cost	Unrealized Gains	Unrealized Losses	Carrying Value
June 27, 2003
Common Stock	$5,363	$2,485	$—	$7,848

June 28, 2002
Common Stock	$15,322	$660	$(7,038)	$8,944

Non-current marketable securities at June 27, 2003 also included warrants with a carrying value of $519. Non-current marketable securities at June 28, 2002 also included warrants and a collar on a warrant with carrying values of $1,903 and $17,651, respectively.

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

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains and losses on securities defined as “available-for-sale” under the provisions of SFAS No. 115, foreign currency translation adjustments, changes in the fair value of derivatives and charges for adjustments to the minimum retirement liabilities.

New Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 148 “Accounting for Stock-Based Compensation”, Interpretation No. 45 “Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, Interpretation No. 46 “Consolidation of Variable Interest Entities”, and EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities, primarily the requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of the Statement were effective for exit or disposal activities that were initiated after December 31, 2002. We accounted for restructuring costs during the second half of fiscal year 2003 in accordance with SFAS No. 146.

SFAS No. 148 provides alternative methods of transitioning for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements about the effects on reported net earnings of an entity’s accounting policy decisions with respect to stock-based compensation. The provisions of this statement were effective for financial statements for fiscal years ending after December 15, 2002. We have provided the disclosures required under the provisions of SFAS No. 148 but have elected to account for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

Interpretation No. 45 expands the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements were effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. We have provided the disclosures required by this Interpretation since adoption in the second quarter of fiscal year 2003.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with

Notes to Consolidated Financial Statements (Continued)

certain characteristics. This Interpretation was effective in January 2003 for variable entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. As previously noted, we entered into a long-term operating lease arrangement, which provided $36 million to finance the construction of the initial phase of an office site. The lessor is a non-bank general purpose corporation owned by a financial institution. The lease qualifies as an operating lease under SFAS No. 13 “Accounting for Leases.” The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta. Our assessment of the impact of the Interpretation on this arrangement and arrangements with other entities has not been completed and we are unable to predict the impact, if any, of the adoption of the Interpretation in the first quarter of fiscal year 2004.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which will be adopted in the first quarter of fiscal year 2004, was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003. In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software related elements are included in the scope of SOP 97-2 “Software Revenue Recognition.” EITF Issue No. 03-5, which will be adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. We are currently assessing the impact of the adoption of both of these Issues.

2.    Investments, Acquisitions and Dispositions

During fiscal year 2003, we acquired certain assets of the transmission product lines of Arris for a cash payment of $31,610. These assets were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired including $12,423 of goodwill and $10,830 of other identifiable intangible assets (primarily existing technology and customer base, which are being amortized over varying periods up to four years).

In addition, we acquired the software, technology and other assets of ChanneLogics, Inc (ChanneLogics) for $1,600 of cash. The acquired assets were recorded at their estimated fair value at the date of acquisition. The purchase price of ChanneLogics has been allocated to the assets acquired including $539 of goodwill and $550 of other identifiable intangible assets (primarily existing technology, which are being amortized over varying periods of up to five years).

During fiscal year 2003, we also acquired the remaining shares held by minority shareholders of PowerTV, Inc. for cash payments of $5,216 and recorded goodwill of $4,789 in connection with these transactions. We now own 100 percent of the shares of PowerTV. Following the acquisition of the outstanding shares from the minority shareholders, we merged PowerTV into another wholly-owned subsidiary. As a result of the merger, we reclassified $7,876 of deferred taxes, which were no longer required on the gain from the issuance of PowerTV shares in connection with the acquisition of PRASARA Technologies, Inc. (PRASARA) in fiscal year 2001, to Additional paid-in capital in fiscal year 2003. We also recorded a previously unrecognized gain of $6,131 from the issuance of PowerTV stock in Additional paid-in capital in fiscal year 2003.

During fiscal year 2003, we sold our investments in Juniper Networks, Inc., Wink Communications, Inc. and various other investments and realized net gains of $2,049 from these transactions.

During fiscal year 2002, Scientific-Atlanta acquired 100 percent of the equity securities of BarcoNet NV (BarcoNet), a Belgium-based manufacturer of cable television equipment, for a cash payment of $157,474. BarcoNet was acquired to accelerate and enhance our presence in Europe. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $117,103 of goodwill and $26,388 of other identifiable intangible assets (primarily existing technology, which are being amortized over varying periods of up to seven years). The results of operations of BarcoNet were included in the

Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Earnings from the date of acquisition in January 2002.

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

In July 2000, PowerTV, Inc. (PowerTV), a majority-owned subsidiary of Scientific-Atlanta, acquired 100 percent of the outstanding stock of PRASARA for shares of PowerTV common stock and $2,609 in cash. Sales and net earnings (losses) of PRASARA prior to the acquisition were not significant.

The acquisition of PRASARA was accounted for under the purchase method of accounting, and, accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. In connection with the acquisition, PowerTV acquired $32,184 of assets, including goodwill, and assumed liabilities of $17,191 for the non-cash consideration of the shares of PowerTV common stock. The purchase price has been allocated to the assets acquired and liabilities assumed, including $19,335 of goodwill and $12,400 of other intangibles (which are being amortized over five years).

In the fourth quarter of fiscal year 2001, we acquired a portion of the shares held by minority shareholders of PowerTV, pursuant to a tender offer. The additional shares were acquired primarily from employees for an aggregate price of $66,794 paid in cash. As a result of the acquisition of shares, we recorded a stock compensation charge of $10,778, as well as $45,109 of goodwill and $7,350 of other identifiable intangible assets (which are being amortized over five years).

During fiscal year 2001, we invested $6,650 in Luminous Networks, a developer of next-generation optical transport technology, and $15,000 in various other emerging technology companies.

We also sold a portion of our investments in Bookham Technology plc (Bookham) and Wink Communications, Inc. during fiscal year 2001. See Note 4 for additional information.

3.    Restructuring Charges

In August 2002, we announced a restructuring of worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

As a result of these actions in fiscal year 2003 and the earlier restructuring announced in October 2001 (which is discussed in more detail below), we recorded restructuring charges of $17,446, primarily for severance, during fiscal year 2003. During fiscal year 2003, severance costs of $14,410 were paid to approximately 1,750 employees who had actually been terminated under the restructuring plans of fiscal years 2003 and 2002. The restructuring liability at June 27, 2003 of $3,532 is primarily for contractual obligations under canceled leases and will be paid in fiscal years 2004 and 2005. We anticipate recording additional charges related to these restructurings, primarily for severance, that will total approximately $1,000 in fiscal year 2004.

The restructuring announced in October 2001 was also in response to a decline in sales. The

Notes to Consolidated Financial Statements (Continued)

restructuring included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. In June 2002, we discontinued the third production shift at our Juarez, Mexico facility resulting in the additional elimination of approximately 1,300 positions, or approximately 30 percent of our employees in Juarez. As a result of existing economic conditions, we no longer needed the third shift to satisfy demand. During fiscal year 2002, we recorded restructuring charges of $28,164 which included severance costs of $13,302 for approximately 2,000 employees, $5,313 for expenses related to contractual obligations under leases to be canceled, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of June 28, 2002, severance costs of approximately $8,749 had been paid to approximately 1,950 employees who had actually been terminated.

During fiscal year 1998, we announced a restructuring and consolidation of worldwide manufacturing operations for reduced costs, improved efficiency and better customer service which was substantially completed during fiscal year 1999. The liability of $800 at June 29, 2001 related to this restructuring. We utilized $608 of this reserve during fiscal year 2002 for expenses incurred under contractual lease obligations and reversed $192 in fiscal year 2003 when we determined that we would not incur certain costs related to a contractual obligation to remove leasehold improvements from a building we had vacated.

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 2002 and 2003:

	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at June 29, 2001	$800	$—	$—	$—	$800
Restructuring provision	5,599	14,863	4,270	5,279	30,011
Charges to the reserve and assets written off	(911)	(8,749)	(4,270)	(5,279)	(19,209)
Adjustments	(286)	(1,561)	—	—	(1,847)

Balance at June 28, 2002	5,202	4,553	—	—	9,755
Restructuring provision	1,859	14,410	1,668	1,410	19,347
Charges to the reserve and assets written off	(3,189)	(17,402)	(1,668)	(1,410)	(23,669)
Adjustments	(563)	(1,338)	—	—	(1,901)

Balance at June 27, 2003	$3,309	$223	$—	$—	$3,532

We determined that a portion of the severance accrual was not needed, due primarily to the higher than expected level of voluntary terminations in connection with the transfer of manufacturing to Juarez from Atlanta, and the reserve was adjusted.

4.    Other (Income) Expense

Other (income) expense of $16,660 in fiscal year 2003 included losses of $12,477 and $6,876 from the other-than-temporary declines in the market value of investments in privately-held companies and marketable securities, respectively. These losses were partially offset by gains on the sale of marketable securities and the settlement of a collar on warrants to purchase common stock and other miscellaneous items.

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

Notes to Consolidated Financial Statements (Continued)

surrender value of company-owned life insurance, expenses related to buildings that were vacated during the year as part of the consolidation of facilities in Georgia and various other miscellaneous items, none of which individually were significant.

5.    Quarterly Financial Data (Unaudited)

	Fiscal Quarters
2003	First		Second		Third		Fourth
Sales	$311,555		$352,008		$382,630		$404,160
Gross margin	112,724		111,370		130,606		148,072
Gross margin %	36.2%		31.6%		34.1%		36.6%
Net earnings	11,014	(1)	15,148	(2)	26,820	(3)	47,363	(4)
Earnings per share
Basic	0.07		0.10		0.18		0.32
Diluted	0.07		0.10		0.18		0.31
Stock prices
High	16.19		15.20		14.20		25.26
Low	11.09		10.10		11.10		13.39
Dividends paid per share	0.01		0.01		0.01		0.01

(1)	Includes restructuring charges of $5,722, losses of $3,021 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and a gain of $1,644 from the settlement of a collar on a warrant to purchase common stock and the related warrant.
(2)	Includes net charges of $4,271 related to the settlement with German cable operator ish, losses of $4,267 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and restructuring charges of $1,694.
(3)	Includes losses of $4,508 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and restructuring charges of $2,346.
(4)	Includes restructuring charges of $1,752.

	Fiscal Quarters
2002	First	Second		Third		Fourth
Sales	$410,097	$418,194		$452,690		$390,136
Gross margin	131,181	139,627		167,366		145,982
Gross margin %	32.0%	33.4%		37.0%		37.4%
Net earnings (loss)	37,111	39,155	(1)	43,783	(2)	(15,665	)(3)
Earnings (loss) per share
Basic	0.23	0.25		0.28		(0.10)
Diluted	0.23	0.25		0.28		(0.10)
Stock prices
High	44.80	31.19		28.18		24.85
Low	15.80	16.30		20.87		15.50
Dividends paid per share	0.01	0.01		0.01		0.01

(1)	Includes a gain of $10,692 from the appreciation in the market value of a warrant to purchase common stock.
(2)	Includes losses of $9,083 from other-than-temporary declines in the market value of investments in privately-held companies and $8,765 from the decline in the market value of a warrant to purchase common stock, charges of $2,500 for restructuring, and gains of $6,980 from a collar on a warrant to purchase common stock and $4,516 from insurance proceeds.
(3)	Includes losses of $55,237 from the write-off of receivables resulting from the bankruptcy of Adelphia, $4,237 and $586 from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies, respectively, $869 from the decline in market value of warrants, restructuring charges of $3,722 and a gain of $4,597 from the appreciation in the market value of a collar on a warrant to purchase common stock.

6.    Segment Information

We operate in one segment, the Broadband segment, which consists of subscriber systems, transmission systems and satellite television networks, known as Media Networks.

Customers that accounted for 10 percent or more of our total sales in fiscal years 2003, 2002 or 2001 were as follows:

	2003	2002	2001
AOL Time Warner, Inc.	24%	30%	22%
Cablevision Systems	19%	—%	1%
Comcast Corporation	11%	7%	10%
Cox Communications, Inc.	6%	12%	7%
Adelphia Communications, Inc.	5%	7%	18%
Charter Communications, Inc.	5%	14%	20%
All other customers	30%	30%	22%

Total	100%	100%	100%

Notes to Consolidated Financial Statements (Continued)

Sales of products that accounted for 10 percent or more of our total sales in fiscal years 2003, 2002 or 2001 were as follows:

	2003	2002	2001
Explorer digital set-tops	56%	52%	57%
Optoelectronic products	9%	11%	9%
RF products	6%	7%	10%
All other products	29%	30%	24%

Total	100%	100%	100%

International sales were 22 percent of total sales in fiscal year 2003, as compared to 20 percent and 15 percent of such sales in fiscal years 2002 and 2001, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2003, 2002 or 2001, except for the United States.

2003	U.S.	Foreign	Total
Sales	$1,128,010	$322,343	$1,450,353
Long-lived assets	219,602	274,463	494,065

2002
Sales	$1,334,001	$337,116	$1,671,117
Long-lived assets	229,499	262,122	491,621

2001
Sales	$2,135,320	$376,696	$2,512,016
Long-lived assets	282,653	37,369	320,022

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Long-lived assets in the United States, Mexico, and Belgium were 44 percent, 12 percent and 39 percent, respectively, of total long-lived assets in fiscal year 2003; 47 percent, 14 percent and 36 percent, respectively, of total long-lived assets in fiscal year 2002; and 88 percent, 6 percent, and 0 percent, respectively, of total long-lived assets in fiscal year 2001.

7.    Indebtedness

At June 27, 2003, we had a $150,000 senior credit facility that provides for unsecured borrowings up to $150,000, which expires May 11, 2004. There were no borrowings outstanding under this facility at June 27, 2003 or June 28, 2002. Interest on borrowings under this facility is at varying rates and the rates fluctuate based on market rates. Facility fees based on the average daily aggregate amount of the facility commitments are payable quarterly.

As a result of the acquisition of BarcoNet in January 2002, we assumed various borrowings related to facilities in Europe. Total debt at June 27, 2003 consisted of a $9,366, 5.5 percent mortgage due in equal installments through 2012 and $656 of various other loans payable in various installments through 2007.

Total interest paid, including fees on the senior credit facility, was $796, $829 and $348 in fiscal years 2003, 2002 and 2001, respectively.

8.    Other Current Assets

Other current assets consisted of:

	2003	2002
Sales tax receivable	$6,255	$—
Income tax receivable	—	36,234
Prepaid insurance	3,182	2,040
Notes receivable	2,313	1,239
Licenses	1,642	2,009
Software maintenance	1,730	1,461
Other	6,426	7,625

	$21,548	$50,608

9.    Accrued Liabilities

Accrued liabilities consisted of:

	2003	2002
Compensation	$43,958	$39,678
Warranty and service	11,943	14,822
Restructuring reserves	3,532	8,608
Taxes, other than income taxes	12,822	4,490
Other	28,621	62,709

	$100,876	$130,307

10.    Other Liabilities

Other liabilities consisted of:

	2003	2002
Retirement	$53,166	$50,939
Compensation	59,138	51,501
Warranty and service	24,058	23,920
Other	12,343	20,582

	$148,705	$146,942

Notes to Consolidated Financial Statements (Continued)

11.    Income Taxes

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax benefit	1.2	0.4	1.3
Tax contingencies and settlements	0.4	2.1	0.1
Research and development tax credit	(2.7)	(2.7)	(1.3)
Other, net	0.1	(0.7)	(0.5)

	34.0%	34.1%	34.6%

Income tax provision (benefit) included the following:

	2003	2002	2001
Current tax provision
Federal	$52,514	$49,517	$175,395
State	1,870	1,559	12,738
Foreign	1,144	9,114	11,704

	55,528	60,190	199,837

Deferred tax provision (benefit)
Federal	(4,680)	(4,541)	(19,861)
State	915	(582)	(2,852)
Foreign	(10)	(1,016)	(396)

	(3,775)	(6,139)	(23,109)

Total provision for income taxes	$51,753	$54,051	$176,728

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid, net of refunds received, were $8,750, $94,121 and $113,205 in fiscal years 2003, 2002 and 2001, respectively. Income taxes paid in fiscal year 2003 are net of a $32,000 refund related to the write-off of accounts receivable from Adelphia (related to its filing for bankruptcy) in the fourth quarter of fiscal year 2002.

The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2003	2002
Current deferred tax assets
Expenses not currently deductible	$13,943	$27,518
Inventory valuation	22,562	15,891
Warranty reserves	4,336	3,103
Other	1,033	1,396

Current deferred tax assets	$41,874	$47,908

Non-current deferred tax assets
Postretirement and post employment benefits	$41,717	$42,441
Accumulated comprehensive income items	—	121
Depreciation and amortization	—	2,963
Unrealized loss on investments	11,326	688
Warranty reserve	7,883	9,090
Foreign net operating losses and tax credits	21,684	15,077

Non-current deferred tax assets	$82,610	$70,380

Non-current deferred tax liabilities
Income not currently recognized	$(1,817)	$(1,112)
Capitalized software	(2,670)	(3,505)
Accumulated comprehensive income items	(13,168)	—
Gain on sale of subsidiary stock	—	(7,876)
Purchased intangibles	(8,345)	(12,949)
Depreciation and amortization	(669)	—

Non-current deferred tax liabilities	$(26,669)	$(25,442)

Valuation allowances for foreign net operating losses	(17,741)	(15,077)

Net non-current deferred tax assets	$38,200	$29,861

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets are partially offset by valuation allowances of $17,741 and $15,077 at June 27, 2003 and June 28, 2002, respectively. These allowances relate to net operating losses generated by foreign subsidiaries we acquired. The allowances are required to reflect the net realizable value of the net operating loss carryforwards. Based on these subsidiaries’ history of taxable earnings and our expectations for the future, we have determined that operating income and the reversal of future taxable temporary differences will more likely than not be insufficient to realize all of the foreign net operating loss carryforwards. These carryforwards have no expiration date.

In fiscal years 2003, 2002 and 2001, earnings before income taxes included $8,130, $20,126 and $32,276, respectively, of earnings by our foreign operations.

12.    Retirement and Benefit Plans

We have a defined benefit pension plan covering substantially all of our domestic employees. The benefits are based upon the employees’ years of service, age and compensation.

Our funding policy is to contribute annually an amount consistent with the requirements of the federal law to the extent that such contribution is currently deductible.

The following table sets forth the plan’s funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$83,489	$87,260
Service cost	6,453	7,266
Interest cost	5,731	6,061
Amendments	—	876
Actuarial loss	2,805	617
Benefits paid	(5,578)	(2,933)
Effect of curtailment	—	1,946
Effect of settlement	—	(17,604)

Benefit obligation at end of year	$92,900	$83,489

Change in Plan Assets
	2003	2002
Fair value of plan assets at beginning of year	$60,060	$71,262
Actual return (loss) on plan assets	(9,111)	2,065
Company contributions	15,655	7,270
Benefits paid	(5,578)	(2,933)
Effect of settlement	—	(17,604)

Fair value of plan assets at end of year	$61,026	$60,060

Accrued pension costs recognized in the Consolidated Statements of Financial Position were computed as follows:

	2003	2002
Accrued benefit liability	$17,538	$16,999
Intangible asset	(588)	—
Accumulated other comprehensive loss	(10,281)	—

Net liability recognized	$6,669	$16,999

Funded status	$31,874	$23,429
Unrecognized net actuarial loss	(24,804)	(6,050)
Unrecognized transition asset	187	235
Unrecognized prior service cost	(588)	(615)

Net liability recognized	$6,669	$16,999

	2003	2002
Weighted-Average Assumptions
Discount rate	6.50%	7.50%
Expected return on plan assets	10.00%	10.00%
Rate of compensation increase	5.00%	5.00%

Plan assets are invested in listed stocks, bonds and short-term monetary investments. No plan assets are invested in any securities of Scientific-Atlanta.

Notes to Consolidated Financial Statements (Continued)

Our net pension expense was $5,325, $7,611 and $3,703 in fiscal years 2003, 2002 and 2001, respectively. The components of pension expense are as follows:

	2003	2002	2001
Service cost	$6,453	$7,266	$5,938
Interest cost	5,731	6,061	5,822
Expected return on plan assets	(6,839)	(6,594)	(7,576)
Amortization of transition net asset	(47)	(451)	(451)
Amortization of prior service cost	27	(30)	(30)
Amount recognized due to settlement	—	1,226	—
Amount recognized due to curtailment	—	133	—

Pension expense	$5,325	$7,611	$3,703

In fiscal year 2002, the settlement and curtailment relate to the restructuring discussed in Note 3.

The minimum retirement liability adjustments on the Statements of Stockholders’ Equity and Comprehensive Income relate primarily to this plan.

We have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Accrued pension cost for these plans was $26,365 at June 27, 2003 and $23,664 at June 28, 2002. Retirement expense for these plans was $4,121, $4,521 and $4,027 in fiscal years 2003, 2002 and 2001, respectively.

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

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$10,160	$9,197
Service cost	46	50
Interest cost	732	661
Actuarial loss	2,375	1,320
Benefits paid	(1,649)	(1,068)

Benefit obligation at end of year	$11,664	$10,160

Change in Plan Assets
Fair value of plan assets at beginning of year	$286	$276
Company contributions	1,787	1,078
Benefits paid	(1,649)	(1,068)

Fair value of plan assets at end of year	$424	$286

Funded status	$11,240	$9,874
Unrecognized net actuarial loss	(3,841)	(1,532)
Unrecognized prior service cost	(211)	(253)

Accrued benefit cost	$7,188	$8,089

Significant actuarial assumptions are as follows:

	2003	2002
Weighted-Average Assumptions
Discount rate	6.50%	7.50%
Rate of compensation increase	5.00%	5.00%

Notes to Consolidated Financial Statements (Continued)

The assumed rate of future increase in health care cost was 9.50 percent for Medicare ineligible and 11.25 percent for Medicare eligible for fiscal year 2003 and expected to decline to 6.00 percent by fiscal year 2010. The assumed rate of future increase in health care cost was 10.00 percent for Medicare ineligible and 12.00 percent for Medicare eligible in fiscal year 2002 and 6.00 percent in fiscal year 2001. The components of postretirement benefit expense were as follows:

	2003	2002	2001
Service cost	$46	$50	$40
Interest cost	732	661	579
Amortization of net actuarial gain and prior service cost	108	38	(62)

Postretirement benefit expense	$886	$749	$557

A change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of 2003 service and interest cost components	$47	$(41)
Effect on beginning of year 2003 postretirement benefit obligation	$715	$(640)

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

14.    Related Party Transactions

Related party transactions for fiscal years 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Sales:
Scientific-Atlanta of Shanghai, Ltd.	$1,096	$893	$313
Advanced Broadband System Services	—	—	72
Arcodan Visiorep	—	1,330	4,240

Purchases:
Scientific-Atlanta of Shanghai, Ltd.	$1,650	$1,460	$782
Advanced Broadband System Services	—	—	8,595

Receivables (Payables):
Scientific-Atlanta of Shanghai, Ltd.	$(157)	$18	$—
Arcodan Visiorep	—	165	577

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

15.    Commitments, Contingencies and Other Matters

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2003, 2002 and 2001 was $12,401, $18,409 and $16,044, respectively. Rental expense for fiscal year 2002 included $3,924 related to contractual obligations for leases canceled as part of the restructuring plan discussed in Note 3. We pay taxes, insurance and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at June 27, 2003, under operating leases were $21,641.

Notes to Consolidated Financial Statements (Continued)

Payments under these leases for the next five years are as follows: 2004 — $9,917; 2005 — $5,427; 2006 — $2,764; 2007 — $1,622; 2008 — $1,112; and thereafter — $799.

We entered into a long-term operating lease arrangement which expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. A final lease payment of $36,000 is due at the termination of the lease. The operating lease commitment disclosure above does not include any obligation under this lease after July 2004.

We are also committed under certain purchase agreements which aggregate $205,178, primarily for inventory. Included in this amount are $152 of commitments with a remaining term in excess of one year at June 27, 2003.

We have agreements with certain officers which include certain benefits in the event of termination of the officers’ employment as a result of a change in control of Scientific-Atlanta.

Adelphia, a significant customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding.

16.     Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia Matter

Adelphia Communications Corporation is one of Scientific-Atlanta’s major customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department. One aspect of the numerous charges concerns Adelphia’s January 2001 marketing support agreement with Scientific- Atlanta and the manner in which Adelphia accounted for such arrangement. The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta, and the government has interviewed Scientific-Atlanta personnel with respect to the Adelphia agreement. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

Charter Matters

Charter Communications, Inc. is also one of Scientific-Atlanta’s major customers. Several members of its former management are the subjects of criminal charges brought by the Justice Department. In January 2003, the Justice Department subpoenaed records concerning Scientific-Atlanta’s marketing support and advertising agreements with Charter. In February 2003, the SEC issued a similar subpoena concerning Charter. The government has interviewed Scientific-Atlanta personnel with respect to the Charter agreements. In July 2003, a federal grand jury indicted certain former Charter officers. Charter’s accounting for its advertising agreement with Scientific-Atlanta in calendar year 2000 is one aspect of the charges contained in this indictment. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We became a co-defendant on June 17, 2003 in previously filed purported securities class actions pending against Charter and certain of Charter’s present/former officers and directors in the United States District Court of the Eastern District of Missouri (the Consolidated Complaint). Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The Consolidated Complaint further alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of securities laws as to investors in Charter’s securities. The Consolidated Complaint does not allege any impropriety as to our financial statements or

Notes to Consolidated Financial Statements (Continued)

statements made to our investors. Plaintiffs are seeking to recover damages from us in an unspecified amount. Scientific-Atlanta intends to vigorously defend the claim.

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the United States District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the Court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint filed by the lead counsel. The U.S. District Court for the Northern District of Georgia certified for appeal on April 15, 2003 an issue raised by us in our motion for certification of interlocutory appeal and stayed discovery in the securities class action pending resolution of such appeal. The petition for interlocutory appeal was granted by the Eleventh Circuit Court of Appeals on June 12, 2003, and briefing on the appeal is complete. Plaintiffs are seeking to recover damages from us in an unspecified amount.

On April 8, 2002, a shareholder, Paul Thompson, filed a purported shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia against all of our directors and certain officers. Although a courtesy copy of the complaint has been supplied to us by counsel to the plaintiff shareholder, neither we nor the other defendants have been served with the complaint. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001 and described in the foregoing paragraph. This plaintiff shareholder is seeking to recover damages in an unspecified amount.

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was also filed in the U.S. District Court for the Northern District of Georgia. The action, as amended, was brought against us and several of our officers and directors alleging breaches of fiduciary obligations to participants in Scientific- Atlanta’s 401(k) plan and is based on substantially the same factual allegations as the class action described above. In response to the Defendants’ motion to dismiss, Plaintiff, Randolph J. Schaubs, has moved the court to allow him to amend his complaint to remove all ERISA claims, remove all class action claims and convert the complaint into an individual claim for damages under the Georgia securities laws. The court has not yet ruled on the Plaintiff’s motion to amend his complaint. The Plaintiff seeks unspecified equitable and monetary relief.

We intend to vigorously defend all these matters.

Gemstar-Related Legal Proceedings

We have filed several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.”

Multi-District Proceedings

On December 3, 1998, we filed an action against Gemstar in the U.S. District Court in Atlanta, Georgia. The suit alleges that Gemstar has violated federal antitrust laws and has misused certain patents. We seek damages, an injunction and a declaration that eight Gemstar patents related to interactive program guides are invalid, unenforceable and not infringed by our products. On December 4, 1998, Gemstar filed a responsive action against us in the United States District Court in Los Angeles, California alleging infringement of two of the same patents involved in the Atlanta, Georgia suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief. This case has been consolidated in the Atlanta action.

We have been granted summary judgment of non-infringement of five Gemstar patents in this action, U.S. Patent Nos. 5,508,815; 5,568,272; 4,751,578; 5,038,211; and 5,293,357. The parties have also filed a consent order to dismiss all claims of infringement and invalidity related to a sixth Gemstar patent in this action, U.S. Patent No. 4,963,994. On July 18, 2003 we filed motions for summary judgment of non-infringement in relation to all claims of two other patents-in-suit in this action, U.S. Patent Nos. 5,915,068 and 4,908,713. Based on prior rulings of the court, the parties have submitted a consent order granting summary judgment of non-infringement of

Notes to Consolidated Financial Statements (Continued)

the ‘713 patent by Scientific-Atlanta’s Explorer line of set-top boxes; Gemstar’s claims relating to our 8600x set-top boxes remain in issue.

On March 14, 2003, in the Atlanta antitrust action, Gemstar filed three Motions for Partial Summary Judgment of three of our antitrust claims. We filed responsive briefs to these motions on April 14, 2003. The judge has not yet ruled on these motions.

Scientific-Atlanta Patents Proceedings

On April 23, 1999, we filed a patent infringement action against Gemstar in U.S. District Court in Atlanta. On July 23, 1999, we filed a patent infringement action against StarSight Telecast, Inc., a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta. These suits allege that Gemstar and StarSight infringe three Scientific-Atlanta patents, U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, relating to interactive program guides, and seeks damages and injunctive relief. The parties have filed briefs supporting their proposed interpretations of the claims of the patents. A “Markman Hearing” on these motions has been held and we await a claim interpretation ruling by the judge.

International Trade Commission and Related Proceedings

On June 25, 1999, we filed an action against StarSight in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents, U.S. Patent Nos. 4,706,121 and 5,479,268, which StarSight asserts are related to interactive program guides. Thereafter Gemstar sought to raise claims under these same patents in an investigation by the International Trade Commission (ITC) (described in more detail below). The District Court action involving these patents has now been stayed by agreement of the parties, pending the outcome of Gemstar’s appeal of the Final Determination of the ITC.

On February 14, 2001, Gemstar initiated an investigation in the ITC under Section 337 of the Tariff Act of 1930 (the “Act”) against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. The investigation was based on Gemstar’s allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties in connection with the June 25, 1999 action in the federal court in Atlanta. Immediately prior to filing the 337 action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of certain of the patents claimed in the 337 action. Scientific-Atlanta moved to stay any proceedings in these actions pending the outcome of the 337 action.

On June 21, 2002, the Administrative Law Judge in the ITC action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. The Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002 the full ITC determined not to review any issues regarding patent infringement or inventorship. By declining to review those issues, the ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue. The ITC determined to take no position on the issue of Gemstar’s patent misuse. In light of these determinations, the ITC concluded that there is no violation of the Tariff Act of 1930 by Scientific-Atlanta. On March 6, 2003, Gemstar appealed the decision of the ITC to the Court of Appeals for the Federal Circuit. All briefs have been filed by all parties in the appeal and oral argument is scheduled for October 10, 2003.

In the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where Gemstar’s patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions

Notes to Consolidated Financial Statements (Continued)

could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing interactive program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party also may be entitled to an injunction against the future sale of infringing interactive program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing interactive program guides and could cause the offending party to have to redesign their program guide to avoid infringement.

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the United States District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar. The court granted that motion and Gemstar was added to the case. Discovery is on-going and a “Markman” hearing related to the claims of the patents in issue will be scheduled for early 2004.

We intend to vigorously defend or prosecute these claims.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of these other proceedings will not have a material adverse effect on our financial position or results of operations.

17.    Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36,000 to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $36,000 at a fixed rate of 6.51 percent per annum. A final lease payment of $36,000 is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36,000. The lessor is a non-bank, general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution.

The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended. The assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta. We are currently analyzing Interpretation No. 46 “Consolidation of Variable Interest Entities” which may impact our accounting for this lease.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

Scientific-Atlanta has no other off-balance sheet financing arrangements.

18.    Common Stock and Related Matters

During fiscal year 2003, we purchased 8,000,000 shares of our common stock at an aggregate cost of $97,304 pursuant to a stock buyback program announced in July 2001 and 558,700 shares at an aggregate cost of $7,168 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares.

We purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 in fiscal year 2002 pursuant to a stock buyback program announced in March 2000.

We plan to use a portion of the shares repurchased for issuance under our employee stock option plans and other benefit plans.

The following information pertains to treasury share activity for fiscal years 2003, 2002 and 2001.

Notes to Consolidated Financial Statements (Continued)

Balance at June 30, 2000	651,805

Treasury shares acquired	—
Restricted shares forfeited/canceled	207,534
Issuance of shares under employee benefit plans	—

Balance at June 29, 2001	859,339

Treasury shares acquired	7,925,000
Restricted shares forfeited/canceled	199,260
Issuance of shares under employee benefit plans	(621,737)

Balance at June 28, 2002	8,361,862

Treasury shares acquired	8,558,700
Restricted shares forfeited/canceled	27,752
Issuance of shares under employee benefit plans	(1,397,872)

Balance at June 27, 2003	15,550,442

We have non-qualified stock option plans to provide key employees and directors with an increased incentive to work for the success of Scientific-Atlanta. The option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options vest over periods ranging from three to six years and expire 10 years after the dates of their respective grants.

The following information pertains to options on Scientific-Atlanta’s common stock for the years ended June 27, 2003, June 28, 2002 and June 29, 2001:

2003	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	19,244,032	$36.13
Granted	4,178,750	$12.64
Expired	(735,680)	$38.58
Forfeited	(494,950)	$36.59
Exercised	(674,887)	$10.92

Outstanding, end of year	21,517,265	$32.26

2002	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	15,574,050	$40.21
Granted	4,545,150	$22.26
Expired	(188,074)	$45.81
Forfeited	(413,905)	$49.32
Exercised	(273,189)	$11.41

Outstanding, end of year	19,244,032	$36.13

2001	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	15,291,300	$27.73
Granted	5,334,850	$53.74
Expired	(45,707)	$37.68
Forfeited	(285,568)	$32.51
Exercised	(4,720,825)	$15.53

Outstanding, end of year	15,574,050	$40.21

The following information pertains to options on Scientific-Atlanta’s common stock at June 27, 2003:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 7.03 – $10.97	798,072	3.41	$8.82
$11.25 – $18.50	5,327,173	8.48	$12.53
$22.00 – $30.00	6,457,432	7.73	$22.72
$30.44 – $48.79	861,175	7.25	$40.84
$50.00 – $51.78	5,723,115	7.04	$51.71
$52.69 – $69.13	1,716,098	7.25	$56.36
$70.13 – $86.81	634,200	7.13	$72.43

	21,517,265	7.49	$32.26

	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price
$ 7.03 – $10.97	798,072	$8.82
$11.25 – $18.50	2,177,372	$12.35
$22.00 – $30.00	4,206,357	$23.00
$30.44 – $48.79	660,719	$40.53
$50.00 – $51.78	5,163,502	$51.72
$52.69 – $69.13	1,532,304	$56.35
$70.13 – $86.81	226,100	$72.90

	14,764,426	$35.72

Notes to Consolidated Financial Statements (Continued)

At June 27, 2003, 1,631,946 shares were reserved for future grants under employee and director stock option plans.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At June 27, 2003, 1,640,268 shares were reserved for future issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $6,869, $7,816 and $7,552 in fiscal years 2003, 2002 and 2001, respectively. At June 27, 2003, 4,667,039 shares were reserved for future issuance under this plan.

We have stock plans for non-employee directors that provide for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allow directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provide for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At June 27, 2003, 996,163 shares were reserved for future issuance to non-employee directors under these plans.

We issue restricted stock awards, cash awards and non-qualified stock option grants to certain officers and key employees under a long-term incentive plan. Compensation expense for restricted stock awards is recognized ratably over the vesting period. Compensation expense for restricted stock awards was $413, $361 and $18,744 in fiscal years 2003, 2002 and 2001, respectively. At June 27, 2003, 1,924,444 shares were reserved for future issuance under this plan.

At June 27, 2003, a total of 10,859,860 shares of authorized stock were reserved for future grant and/or issuance for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997 and, pursuant to the Plan, declared a dividend of one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific-Atlanta’s common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta’s common stock, or (iii) is determined by the Board of Directors to be an “adverse person” as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an “adverse person,” each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At June 27, 2003, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquired 15 percent or more of Scientific-Atlanta’s common stock or prior to the date any person or group is determined by the Board of Directors to be an “adverse person.” The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the new Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta’s 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of

Notes to Consolidated Financial Statements (Continued)

$0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta’s common stock. At June 27, 2003, there were 74,721 shares of preferred stock reserved for this purpose.

19.    Comprehensive Income

Accumulated other comprehensive income (loss) consists of the following:

	2003	2002
Foreign currency translation adjustment	$30,007	$8,538
Accumulated derivative net gains (losses)	75	(1,016)
Unrealized gain (loss) on available-for-sale securities	1,540	(3,955)
Minimum retirement liabilities	(10,136)	(3,764)

	$21,486	$(197)

A summary of the components of other comprehensive income (loss) for fiscal years 2003, 2002 and 2001 are as follows:

2003	Before-Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$34,628	$(13,159)	$21,469
Net gain (loss) on derivatives	1,760	(669)	1,091
Net change in unrealized gain (loss) on available-for-sale securities	8,863	(3,368)	5,495
Net change in minimum retirement liabilities	(10,278)	3,906	(6,372)

Other comprehensive income	$34,973	$(13,290)	$21,683

2002	Before-Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$19,352	$(7,354)	$11,998
Net gain (loss) on derivatives	(2,258)	858	(1,400)
Net change in unrealized gain (loss) on available-for-sale securities	(7,145)	2,715	(4,430)
Net change in minimum retirement liabilities	(469)	179	(290)

Other comprehensive income	$9,480	$(3,602)	$5,878

2001	Before-Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$(2,898)	$1,101	$(1,797)
Net gain (loss) on derivatives	619	(235)	384
Net change in unrealized gain (loss) on available-for-sale securities	(360,550)	137,009	(223,541)
Net change in minimum retirement liabilities	(3,648)	1,386	(2,262)

Other comprehensive loss	$(366,477)	$139,261	$(227,216)

20.    Earnings Per Share

Basic and diluted earnings per share for the last three fiscal years were as follows:

	In Thousands		Per Share Amount
2003	Earnings	Shares
Basic earnings per common share	$100,345	152,602	$0.66
Effect of dilutive stock options	—	893	(0.01)

Diluted earnings per common share	$100,345	153,495	$0.65

	In Thousands		Per Share Amount
2002	Earnings	Shares
Basic earnings per common share	$104,384	156,785	$0.67
Effect of dilutive stock options	—	1,635	(0.01)

Diluted earnings per common share	$104,384	158,420	$0.66

	In Thousands		Per Share Amount
2001	Earnings	Shares
Basic earnings per common share	$333,674	161,601	$2.06
Effect of dilutive stock options	—	6,287	(0.07)

Diluted earnings per common share	$333,674	167,888	$1.99

Notes to Consolidated Financial Statements (Continued)

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

	2003	2002	2001
Number of options outstanding	15,930,759	12,272,271	4,836,047
Weighted average exercise price	$40.09	$46.95	$55.29

Scientific-Atlanta, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

For Each Of The Three Years In The Period Ended June 27, 2003

(In Thousands)

Col. A	Col. B	Col. C				Col. D		Col. E
Description	Balance at beginning of period	Additions				Deductions		Balance at end of period
		Charged to costs or expenses		Charged to other accounts
Deducted on the balance sheet from asset to which it applies:
June 27, 2003 — Allowance for doubtful accounts	$5,723	$703		$—		$(3,166	)(1)	$3,260

June 28, 2002 — Allowance for doubtful accounts	$5,982	$83,904	(2)	$2,642	(3)	$(86,805	)(2)	$5,723

June 29, 2001 — Allowance for doubtful accounts	$4,134	$1,866		$—		$(18	)(1)	$5,982

June 27, 2003 — Restructuring reserves	$9,755	$17,446	(4)	$—		$(23,669	)(5)	$3,532

June 28, 2002 — Restructuring reserves	$800	$28,164	(4)	$—		$(19,209	)(5)	$9,755

June 29, 2001 — Restructuring reserves	$1,381	$—		$—		$(581	)(5)	$800

June 27, 2003 — Deferred tax asset allowance	$15,077	$2,929	(6)	$—		$(265	)(7)	$17,741

June 28, 2002 — Deferred tax asset allowance	$—	$—		$15,077	(3)	$—		$15,077

Notes:

(1)	Amounts represent uncollectible accounts written off.

(2)	Primarily the provision for doubtful accounts and the write-off of accounts receivable resulting from the bankruptcy filing of Adelphia in June 2002.

(3)	From the acquisition of BarcoNet in fiscal year 2002.

(4)	Scientific-Atlanta recorded restructuring charges $17,446 in fiscal year 2003, which included $13,072 for severance, $1,668 for assets abandoned, $1,296 for expenses related to contractual obligations under canceled leases and $1,410 of miscellaneous expenses related primarily to relocating operations. Scientific-Atlanta also recorded a restructuring charge of $28,164 in fiscal year 2002, which included $13,302 for severance, $5,313 for expenses related to contractual obligations under canceled leases, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred during fiscal year 2002 to transfer manufacturing operations from Atlanta to Juarez. There were no restructuring charges in fiscal year 2001.

(5)	Utilization of restructuring reserve.

(6)	Valuation allowances for foreign net operating losses. There was no deferred tax allowance at June 29, 2001.

(7)	Exchange rate fluctuations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc. (Registrant)

September 23, 2003	By:	/s/ JAMES F. MCDONALD
Date		James F. McDonald Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES F. MCDONALD James F. McDonald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 23, 2003 Date

/s/ WALLACE G. HAISLIP Wallace G. Haislip Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 23, 2003 Date

/s/ JULIAN W. EIDSON Julian W. Eidson Vice President and Controller (Principal Accounting Officer)	September 23, 2003 Date

/s/ MARION H. ANTONINI Marion H. Antonini Director	September 23, 2003 Date

/s/ JAMES I. CASH, JR. James I. Cash, Jr. Director	September 23, 2003 Date

/s/ DAVID W. DORMAN David W. Dorman Director	September 23, 2003 Date

/s/ WILLIAM E. KASSLING William E. Kassling Director	September 23, 2003 Date

/s/ MYLLE H. MANGUM Mylle H. Mangum Director	September 23, 2003 Date

/s/ TERENCE F. MCGUIRK Terence F. McGuirk Director	September 23, 2003 Date

/s/ DAVID J. MCLAUGHLIN David J. McLaughlin Director	September 23, 2003 Date

/s/ JAMES V. NAPIER James V. Napier Director	September 23, 2003 Date

/s/ SAM NUNN Sam Nunn Director	September 23, 2003 Date

EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

3.2	By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

4.1	Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta’s Registration Statement on Form 8-A dated April 7, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.1	Credit Agreement dated May 11, 1995 among Scientific-Atlanta, the Lenders (as defined therein), The Bank of New York and ABN AMRO Bank N.V., as co-agents, and NationsBank of Georgia, National Association, as agent (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.2	First Amendment to Credit Agreement dated December 29, 1995 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (formerly known as NationsBank of Georgia, National Association) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.3	Letter Amendment dated April 5, 1996 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(j) to Scientific-Atlanta’s Annual Report Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.4	Second Amendment to Credit Agreement dated June 28, 1996 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.5	Third Amendment to Credit Agreement dated January 27, 1997 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.6	Letter Amendment dated April 23, 1997 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(r) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.7	Letter Amendment dated April 24, 1998 to the Credit Agreement among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (South) (filed as Exhibit 10(o) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.1.8	Fourth Amendment to Credit Agreement dated November 6, 1998 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN AMRO Bank N.V. and NationsBank, N.A. (successor to NationsBank, N.A.) South (filed as Exhibit 10.14 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.9	Amended and Restated Credit Agreement dated May 7, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.10	Amendment No. 1 to the Amended and Restated Credit Agreement dated June 22, 1999 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(q) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.11	Second Amendment to Amended and Restated Credit Agreement dated May 4, 2000 among Scientific-Atlanta, the Lenders, The Bank of New York, ABN Amro Bank N.V. and NationsBank, N.A. (filed as Exhibit 10(p) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.12	Third Amendment to Amended and Restated Credit Agreement dated June 22, 2001 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A., successor to NationsBank, N.A. (filed as Exhibit 10.1.12 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.1.13	Fourth Amendment to Amended and Restated Credit Agreement dated May 28, 2002 among Scientific-Atlanta and The Bank of New York and ABN Amro Bank N.V. as co-agents and Bank of America, N.A. successor to NationsBank, N.A. (filed as Exhibit 10.1.13 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.1	Credit and Investment Agreement dated July 30, 1997 among Scientific-Atlanta, Wachovia Capital Markets, Inc., Wachovia Bank, N.A., as agent, and the lenders signatories thereto (filed as Exhibit 10(s) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.2	Lease Agreement dated July 30, 1997 between Wachovia Capital Markets, Inc. and Scientific-Atlanta (filed as Exhibit 10(t) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.3	Ground Lease dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(v) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.4	Acquisition, Agency, Indemnity and Support Agreement dated July 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10(u) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.5	Letter Amendment dated September 30, 1997 to Credit and Investment Agreement among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.11 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.6	First Amendment to Lease Agreement dated October 9, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.16 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.2.7	Amendment to Credit and Investment Agreement dated November 30, 1997 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.12 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.8	Second Amendment to Lease Agreement dated November 30, 1997 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.17 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.9	Second Amendment to Credit and Investment Agreement dated November 9, 1998 among Scientific-Atlanta, Wachovia Bank, N.A. and Wachovia Capital Markets, Inc. (filed as Exhibit 10.13 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.10	First Amendment to Ground Lease dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.10 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.2.11	Third Amendment to Lease Agreement dated February 29, 2000 between Scientific-Atlanta and Wachovia Capital Markets, Inc. (filed as Exhibit 10.2.11 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.3*	Stock Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.3 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.4*	Non-Employee Directors Stock Option Plan, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.5*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated.

10.6*	Scientific-Atlanta Retirement Plan for Non-Employee Directors (filed as Exhibit 10.4 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.7*	Executive Deferred Compensation Plan, as amended and restated.

10.8*	1996 Employee Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.9*	Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.10*	Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.11*	Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.12*	1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.13*	Supplemental Executive Retirement Plan, as amended and restated.

Exhibit No.	Description

10.14*	Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.1*	Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

10.15.2*	Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.16*	Scientific-Atlanta 1992 Employee Stock Option Plan (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (Commission File No. 1-5517), and incorporated herein by reference).

10.17*	Executive Benefit Substitution Agreement dated April 27, 2001 between Scientific-Atlanta and James F. McDonald (filed as Exhibit 10.17 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.18*	Letter of Assignment dated December 14, 2001 from Scientific-Atlanta to Conrad J. Wredberg, Jr. (filed as Exhibit 10.18 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

10.19.1*	Form of Indemnification Agreement for Directors.

10.19.2*	Form of Indemnification Agreements for Officers.

21	Significant Subsidiaries of Scientific-Atlanta.

23.1	Consent of Independent Public Accountants.

23.2	Notice Regarding Consent of Arthur Andersen LLP.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements.

99.2	Glossary of Terms.

*	Indicates management contract or compensatory plan or arrangement.