Form 10-Q
period 2003-10-03
SCIENTIFIC ATLANTA INC
filed 2003-11-12
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of October 31, 2003, Scientific-Atlanta, Inc. had outstanding 151,844,960 shares of common stock.

PART I – FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	October 3, 2003	September 27, 2002
SALES	$395,636	$311,555

COSTS AND EXPENSES
Cost of sales	248,378	198,831
Sales and administrative	48,037	47,024
Research and development	35,323	39,815
Restructuring	715	8,669
Interest expense	235	850
Interest income	(3,852)	(5,865)
Other (income) expense, net	901	5,514

Total costs and expenses	329,737	294,838

EARNINGS BEFORE INCOME TAXES	65,899	16,717

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	18,373	11,324
Deferred	4,856	(5,621)

NET EARNINGS	$42,670	$11,014

EARNINGS PER COMMON SHARE

BASIC	$0.28	$0.07

DILUTED	$0.28	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	150,961	155,128

DILUTED	153,797	155,710

DIVIDENDS PER SHARE PAID	$0.01	$0.01

SEE ACCOMPANYING NOTES

2 of 44

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	October 3, 2003	June 27, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361,630	$359,780
Short-term investments	664,399	588,775
Receivables, less allowance for doubtful accounts of $3,227 at October 3 and $3,260 at June 27	182,511	184,585
Inventories	124,927	127,054
Deferred income taxes	34,171	41,874
Other current assets	21,610	21,548

TOTAL CURRENT ASSETS	1,389,248	1,323,616

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	22,045	22,139
Building and improvements	82,048	83,624
Machinery and equipment	217,766	219,647

	321,859	325,410
Less – Accumulated depreciation and amortization	130,845	127,726

	191,014	197,684

GOODWILL	235,603	235,248
INTANGIBLE ASSETS	47,967	51,028
NON-CURRENT MARKETABLE SECURITIES	3,566	8,367
DEFERRED INCOME TAXES	38,574	38,200
OTHER ASSETS	67,913	64,486

TOTAL ASSETS	$1,973,885	$1,918,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,441	$1,455
Accounts payable	134,903	143,379
Accrued liabilities	83,718	100,876
Deferred revenue	16,564	15,626
Income taxes currently payable	6,705	12,273

TOTAL CURRENT LIABILITIES	243,331	273,609

LONG-TERM DEBT, LESS CURRENT MATURITIES	8,419	8,567

NON-CURRENT DEFERRED REVENUE	6,643	6,507

OTHER LIABILITIES	135,992	148,705

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at October 3 and June 27	82,496	82,496
Additional paid-in capital	520,639	520,503
Retained earnings	1,168,598	1,127,441
Accumulated other comprehensive income, net of taxes of $15,640 at October 3 and $13,169 at June 27	25,518	21,486

	1,797,251	1,751,926
Less –Treasury stock, at cost (13,203,550 shares at October 3 and 15,550,442 shares at June 27)	217,751	270,685

	1,579,500	1,481,241

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,973,885	$1,918,629

SEE ACCOMPANYING NOTES

3 of 44

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	October 3, 2003	September 27, 2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,300	$88,617

INVESTING ACTIVITIES:
Purchases of short-term investments, net	(76,900)	(13,064)
Purchases of property, plant, and equipment	(5,147)	(8,677)
Purchase of shares of PowerTV	—	(4,580)
Proceeds from the sale of an investment in a marketable security	6,239	—
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	—	20,821
Other	288	1,763

Net cash used in investing activities	(75,520)	(3,737)

FINANCING ACTIVITIES:
Issuance of common stock from treasury	38,863	717
Treasury shares acquired	—	(32,410)
Dividends paid	(1,513)	(1,541)
Principal payments on debt	(280)	(700)

Net cash provided by (used in) financing activities	37,070	(33,934)

INCREASE IN CASH AND CASH EQUIVALENTS	1,850	50,946

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,780	376,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$361,630	$427,375

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$220	$831

Income taxes paid (refunded), net	$11,023	$(27,442)

SEE ACCOMPANYING NOTES

4 of 44

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	October 3, 2003	September 27, 2002
NET EARNINGS	$42,670	$11,014

OTHER COMPREHENSIVE INCOME, NET OF TAX(1)
Unrealized holding gains on short-term investments	561	—
Unrealized holding gains (losses) on marketable securities, net of reclassification adjustments of $876 and $-0- in fiscal years 2004 and 2003, respectively	(300)	968
Foreign currency translation adjustments	3,882	(1,512)
Changes in fair value of derivatives	(111)	834

COMPREHENSIVE INCOME	$46,702	$11,304

(1)Assumed 38 percent tax in fiscal years 2004 and 2003.

SEE ACCOMPANYING NOTES

5 of 44

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying condensed consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2003 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2004, which ends on July 2, 2004, will include fifty-three weeks. The first quarter of fiscal year 2004 included fourteen weeks while the first quarter of fiscal year 2003 included thirteen weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands
Quarter Ended October 3, 2003	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$42,670	150,961	$0.28

Effect of dilutive stock options	—	2,836	—

Diluted earnings per common share	$42,670	153,797	$0.28

	In Thousands
Quarter Ended September 27, 2002	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$11,014	155,128	$0.07

Effect of dilutive stock options	—	582	—

Diluted earnings per common share	$11,014	155,710	$0.07

6 of 44

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	October 3, 2003	September 27, 2002
Number of options outstanding	8,838,318	16,351,927
Weighted average exercise price	$53.08	$40.10

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended
	October 3, 2003	September 27, 2002
Net earnings as reported	$42,670	$11,014
Deduct: Compensation expense, net of tax	11,477	18,085

Pro forma net earnings (loss)	$31,193	$(7,071)

Earnings (loss) per share:
Basic
As reported	$0.28	$0.07

Pro forma	$0.21	$(0.05)

Diluted
As reported	$0.28	$0.07

Pro forma	$0.20	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted average fair value of $20.40 and $8.64 per option for grants in the first quarter of fiscal years 2004 and 2003, respectively. The following weighted-average assumptions were used in the pricing model for grants in the first quarter of fiscal years 2004 and 2003:

	Three Months Ended
	October 3, 2003	September 27, 2002
Risk free interest rate	4.33%	3.33%
Expected term	5 years	5 years
Volatility	79%	80%
Expected annual dividends	$0.04	$0.04

D.	Inventories consist of the following:

	October 3, 2003	June 27, 2003
Raw materials and work-in-process	$87,274	$82,890
Finished goods	37,653	44,164

Total inventory	$124,927	$127,054

E.	During the quarter ended September 27, 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32,410 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares. No shares were purchased during the quarter ended October 3, 2003.

7 of 44

F.	Other (income) expense of $901 in the quarter ended October 3, 2003 included charges of $1,831 from the other-than-temporary decline in investments in privately-held companies and other miscellaneous charges, which more than offset a $1,907 gain on the sale of a marketable security.

Other (income) expense of $5,514 in the quarter ended September 27, 2002 included $4,577 of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and foreign exchange losses of $1,908. These losses were partially offset by a net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock and the related warrant. There were no other significant items in other (income) expense in the quarter ended September 27, 2002.

G.	In July 2002, we acquired a portion of the shares held by the minority shareholders of PowerTV, Inc., a majority-owned subsidiary, for $4,580 of cash. The entire purchase price was recorded as goodwill.

H.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the quarter ended October 3, 2003, severance costs of $759 were paid to approximately 40 employees whose positions had been eliminated under the restructuring plan.

The following reconciles the beginning restructuring liability at June 27, 2003 to the restructuring liability at October 3, 2003:

	Contractual Obligations Under Canceled Leases	Severance	Other	Total
Balance at June 27, 2003	$3,309	$223	$—	$3,532
Restructuring provision	17	622	76	715
Charges to the reserve	(585)	(759)	(76)	(1,420)

Balance at October 3, 2003	$2,741	$86	$—	$2,827

Since the initiation of these restructurings, we have incurred expenses of $5,857 from the write-off of fixed assets, $6,625 from contractual obligations under canceled leases, $26,997 from severance and $6,846 from other miscellaneous costs.

I.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at October 3, 2003 consisted of $14,656 in Accrued liabilities and $20,626 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at June 27, 2003 to the warranty liability at October 3, 2003:

Accrued warranty at June 27, 2003	$36,001
Reductions for payments	(4,371)
Additions for warranties issued during the period	4,405
Other adjustments	(753)

Accrued warranty at October 3, 2003	$35,282

8 of 44

J.	The following disclosure related to a contingency was included in the Notes to the Consolidated Financial Statements included in Form 10-K for the fiscal year ended June 27, 2003 and continues to be relevant.

Adelphia Communications Corporation (Adelphia), a significant customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding.

K.	The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB issued a FASB Staff Position (FSP) which deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. This FSP also requires certain disclosures about variable interest entities and potential variable interest entities.

We are still assessing the impact of Interpretation No. 46 on arrangements that we have with certain entities and therefore, are deferring the application of its provisions until the second quarter of fiscal year 2004. We have tentatively identified two entities that might require consolidation as variable interest entities under the provisions of Interpretation No. 46. One entity is a limited liability company, in which we have an equity interest, which licenses certain technology, receives a commission and remits the residual to the intellectual property owners. During the first quarter of fiscal year 2004 and 2003, we made royalty payments of $4,743 and $4,349, respectively, to this company and received royalty payments of $2,337 and $2,910, respectively, from this company. We also recorded our equity in the income of the company of $333 and $325 in the first quarter of fiscal years 2004 and 2003, respectively. Our equity investment in this limited liability company was $0 at October 3, 2003. The second entity, Scientific-Atlanta of Shanghai, Ltd. (SASL), is a partially-owned subsidiary of Scientific-Atlanta that manufactures certain transmission products. During the first quarter of fiscal years 2004 and 2003, we purchased $946 and $445, respectively, of transmission products from this subsidiary. We also sold $395 and $249 of components for transmission products to this company during the first quarter of fiscal years 2004 and 2003, respectively. In addition, we recorded income of $107 in the first quarter of fiscal year 2004 and losses of $112 in the first quarter of fiscal year 2003 from our equity in the net earnings and losses of this company. Our equity investment in SASL was $2,098 at October 3, 2003. Based on our initial assessment of the impact of Interpretation No. 46, we believe that our equity investment in each of these entities constitutes our maximum exposure to loss at October 3, 2003 from our involvement with the entity.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first quarter of fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which will be adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. We are currently assessing the impact of the adoption of this Issue.

9 of 44

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Scientific-Atlanta had stockholders’ equity of $1.6 billion and cash on hand was $361.6 million at October 3, 2003. Cash increased $1.8 million during the quarter. Cash provided by operating activities for the quarter ended October 3, 2003 of $40.3 million included net earnings of $42.7 million and reductions of $2.1 million in both accounts receivable and inventory. These were offset partially by reductions in accounts payable and accrued liabilities aggregating $23.7 million.

During the quarter ended October 3, 2003, we increased our short-term investments by $76.9 million, acquired machinery and equipment for $5.1 million and received proceeds of $6.2 million from the sale of a marketable security. We also received $38.9 million from the issuance of common stock under our employee stock option and other benefit plans.

The current ratio of Scientific-Atlanta was 5.7:1 at October 3, 2003, up from 4.8:1 at June 27, 2003. At October 3, 2003, we had debt of $9.9 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV (BarcoNet) during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the quarter ended October 3, 2003 were $395.6 million, up $84.1 million or 27 percent over the prior year. International sales for the first quarter of fiscal year 2004 were $81.1 million, down 14 percent from the prior year. Year-over-year international sales were down in all regions except the Europe / Middle East region.

Sales of subscriber products in the first quarter of fiscal year 2004 increased 42 percent from last year’s first quarter to $275.9 million. In the first quarter of fiscal year 2004, we sold 940 thousand Explorer® digital set-tops, up from 545 thousand in the prior year, and 291 thousand WebSTAR™ cable modems, up from 101 thousand in the prior year. In the first quarter of last year, we delivered 60 thousand set-tops and associated headend equipment to Cablevision Systems, for which we deferred recognition of approximately $18 million of revenue, pending the conversion of a binding letter agreement into a detailed, definitive contract. We recognized most of the revenue related to this transaction in the second quarter of last year.

Sales of transmission products of $96.7 million in the first quarter of fiscal year 2004 were down slightly from last year due primarily to lower sales of RF products. Sales of transmission products in the first quarter of last year included $14.2 million related to the termination of a contract with German cable operator ish GmbH & Co. KG.

Gross margin was 37.2 percent of sales, 1.0 percentage point higher than the prior year. The year-over-year improvement was due to higher volumes, material cost savings and the benefits realized from previously announced restructurings, partially offset by declines in selling prices of certain products. The average selling price of digital set-tops declined approximately 10 percent in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period. We continue to focus on cost reductions through product design, procurement and manufacturing.

Research and development expenses for the quarter ended October 3, 2003 were $35.3 million, down $4.5 million, or 11 percent, from the prior year. The year-over-year decline was due to higher capitalization of software development costs in the first quarter of fiscal year 2004 as compared to the prior year and the benefits realized from previously announced restructurings. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Sales and administrative expenses of $48.0 million in the quarter ended October 3, 2003 increased $1.0 million, or 2 percent, over the prior year. Higher incentive accruals, increased amortization expense of intangible assets established with the acquisition of certain assets of the transmission product lines of Arris International, Inc. in fiscal year 2003 and additional expenses associated with a fourteen-week quarter ended October 3, 2003 compared to a thirteen-week quarter in the prior year more than offset the benefits realized from previously announced restructurings and lower bad debt expense in the first quarter of fiscal year 2004 as compared to the prior year. Administrative expenses in the quarter ended September 27, 2002 included $1.6 million of bad debt expense recorded following the bankruptcy filing by Communications Dynamics, Inc., parent of TVC Communications (TVC), a distributor of our products in Latin America.

10 of 44

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. We recorded restructuring charges of $0.7 million, primarily for severance, during the quarter ended October 3, 2003, down from $8.7 million in the prior year. We anticipate recording additional restructuring charges in fiscal year 2004 that will total approximately $0.2 million.

Interest expense was $0.2 million in the quarter ended October 3, 2003, down from $0.8 million in the prior year. Interest expense is primarily related to debt we assumed from BarcoNet as a result of the acquisition in fiscal year 2002.

Interest income of $3.9 million in the first quarter of fiscal year 2004 was $2.0 million lower than the prior year. The year-over-year decline was due primarily to an increase in the amortization of premiums paid to acquire certain short-term investments and lower average yields in the first quarter of fiscal year 2004 as compared to the prior year.

Other (income) expense of $0.9 million in the quarter ended October 3, 2003 included charges of $1.8 million from the other-than-temporary decline in investments in privately-held companies and other miscellaneous charges, which more than offset a $1.9 million gain on the sale of a marketable security.

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

Earnings before income taxes were $65.9 million in the quarter ended October 3, 2003, up $49.2 million from the prior year. The year-over-year improvement was due to higher sales volume, improved gross margins, lower restructuring charges and reduced losses from other-than-temporary declines in the market value of marketable securities and privately-held companies in the first quarter of fiscal year 2004 as compared to the prior year.

The effective tax rate for the first quarter of fiscal year 2004 was 35.2 percent, up from 34.1 percent in the prior year. The increase in the effective tax rate was due to the diminished impact on the tax rate of research and development credits on higher levels of pretax earnings and an increase in state income taxes.

Net earnings for the quarter ended October 3, 2003 were $42.7 million, compared to $11.0 million in the prior year. The year-over-year improvement was due to higher sales volume, improved gross margins, lower restructuring charges and reduced losses from other-than-temporary declines in the market value of marketable securities and privately-held companies in the first quarter of fiscal year 2004 as compared to the prior year.

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

11 of 44

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

We adopted Emerging Issues Task Force Issue (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for agreements entered into in the first quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated over the relative fair value of the units of accounting. As indicated above, the determination of fair value requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcies of Adelphia Communications Corporation and the parent of TVC, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support accounts receivable.

12 of 44

Inventory Reserves

We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand. Recently, the rate at which we introduce new products has accelerated, which also may result in an increase in the amount of obsolete inventory on hand. Any significant, unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on warrants are included in Other (income) expense.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in other (income) expense. Investments in privately-held companies of $7.9 million and $8.6 million were included in Other assets in the Consolidated Statements of Financial Position at October 3, 2003 and June 27, 2003, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $35.3 million and $36.0 million at October 3, 2003 and June 27, 2003, respectively.

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

13 of 44

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

Stock-Based Compensation

We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” but elected to continue to account for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB issued a FASB Staff Position (FSP) which deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. This FSP also requires certain disclosures about variable interest entities and potential variable interest entities.

We are still assessing the impact of Interpretation No. 46 on arrangements that we have with certain entities and therefore, are deferring the application of its provisions until the second quarter of fiscal year 2004. We have tentatively identified two entities that might require consolidation as variable interest entities under the provisions of Interpretation No. 46. One entity is a limited liability company, in which we have an equity interest, which licenses certain technology, receives a commission and remits the residual to the intellectual property owners. During the first quarter of fiscal year 2004 and 2003, we made royalty payments of $4.7 million and $4.3 million, respectively, to this company and received royalty payments of $2.3 million and $2.9 million, respectively, from this company. We also recorded our equity in the income of the company of $0.3 million in the first quarter of fiscal year 2004 and 2003. Our equity investment in this limited liability company was $0 at October 3, 2003. The second entity, Scientific-Atlanta of Shanghai, Ltd., is a partially-owned subsidiary of Scientific-Atlanta that manufactures certain transmission products. During the first quarter of fiscal years 2004 and 2003, we purchased $0.9 million and $0.4 million, respectively, of transmission products from this subsidiary. We also sold $0.4 million and $0.2 million of components for transmission products to this company during the first quarter of fiscal years 2004 and 2003, respectively. In addition, we recorded income of $0.1 million in the first quarter of fiscal year 2004 and losses of $0.1 million in the first quarter of fiscal year 2003 from our equity in the net earnings and losses of this company. Our equity investment in SASL was $2.1 million at October 3, 2003. Based on our initial assessment of the impact of Interpretation No. 46, we believe that our equity investment in each of these entities constitutes our maximum exposure to loss at October 3, 2003 from our involvement with the entity.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first quarter of fiscal year 2004.

14 of 44

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which will be adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. We are currently assessing the impact of the adoption of this Issue.

Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $36.0 million at a fixed rate of 6.51 percent per annum. A final lease payment of $36.0 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36.0 million. The lessor is a non-bank, general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution.

The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended. We believe that the provisions of Interpretation No. 46 “Consolidation of Variable Interest Entities” do not apply to this arrangement. Accordingly, the assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations.

Scientific-Atlanta has no other off-balance sheet financing arrangements.

* * * * * * * * * * * * * * * * * * * * * * * * * * * *

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

Scientific-Atlanta, the Scientific-Atlanta logo and Explorer are registered trademarks of Scientific-Atlanta, Inc. WebSTAR is a trademark of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

15 of 44

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts to sell approximately 33,220 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts. We settled a portion of these contracts and recorded charges of $1,937 for ineffectiveness in Other (income) expense in the first quarter of fiscal year 2003. We also recorded charges of $102 for ineffectiveness of other forward contracts in the first quarter of fiscal year 2003. There were no such charges in the first quarter of fiscal year 2004.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase exposure and related hedging instruments at October 3, 2003 were as follows:

Canadian Dollars
Firmly committed purchase contracts	15,529
Notional amount of forward contracts	14,916
Average contract amount (Foreign currency/United States dollar)	1.37

At October 3, 2003, we had unrealized losses of $36, net of tax benefits of $22, related to these derivatives, which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2005.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting in accumulated other comprehensive income are recognized in Other (income) expense. During the quarter ended October 3, 2003, we recorded losses of $468 related to these contracts. No such gains or losses were recorded in the first quarter of fiscal year 2003. At October 3, 2003, we had forward contracts to sell 3,890 Euros which did not meet the criteria for hedge accounting in accumulated other comprehensive income. These contracts hedged our exposure on Euro-based receivables.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding losses of $300 and gains of $968 in the first quarter of fiscal years 2004 and 2003, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded a realized gain of $1,907 on the sale of a non-current marketable security in the first quarter of fiscal year 2004. No such gains or losses were recorded in the first quarter of fiscal year 2003. We recorded losses of $3,868 in the first quarter of fiscal year 2003 from the other-than-temporary decline in the market value of a marketable security. No such losses were recorded in the first quarter of fiscal year 2004.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first quarter of fiscal year 2004, we recorded unrealized losses of $12 related to the decline in the fair value of warrants in Other (income) expense.

16 of 44

During the first quarter of fiscal year 2003, we recorded unrealized losses of $856 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of a collar and related warrant in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $1,831 and $709 in the first quarter of fiscal years 2004 and 2003, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer, James F. McDonald, and our Senior Vice President, Chief Financial Officer and Treasurer, Julian W. Eidson, of the effectiveness of the design and operation of Scientific-Atlanta’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the fiscal quarter covered by this report. Based on such evaluation, Scientific-Atlanta’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Scientific-Atlanta’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Scientific-Atlanta in the reports that it files or submits under the Exchange Act.

There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

17 of 44

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 1999, we filed a patent infringement action against Gemstar International Group, Ltd. and Gemstar Development Corp. in U.S. District Court in Atlanta, Georgia. On July 23, 1999, we filed a patent infringement action against StarSight Telecast, Inc. (StarSight), a subsidiary of Gemstar International Group, Ltd., in the U.S. District Court in Atlanta. These suits allege that Gemstar and StarSight infringe three Scientific-Atlanta patents, U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, relating to interactive program guides, and seeks damages and injunctive relief. On September 25, 2003, a Special Master appointed by the Court issued his Report and Recommendation on claims construction. The parties have filed with the Court their respective reasons as to why the Court should or should not adopt the Special Master’s Report and Recommendation.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
10.1	2003 Long-Term Incentive Plan of Scientific-Atlanta, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements

(b)	During the first quarter of fiscal year 2004, we filed one Current Report on Form 8-K dated July 17, 2003 with respect to Item 12 - Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: November 12, 2003	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized signatory of the Registrant)

18 of 44