Form 10-Q
period 2004-01-02
SCIENTIFIC ATLANTA INC
filed 2004-02-12
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

As of January 30, 2004, Scientific-Atlanta, Inc. had outstanding 152,523,836 shares of common stock.

PART I – FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
SALES	$416,566	$352,008	$812,202	$663,563

COSTS AND EXPENSES
Cost of sales	259,204	240,638	507,582	439,469
Sales and administrative	47,973	48,009	96,010	95,033
Research and development	36,015	36,808	71,338	76,623
Restructuring	598	2,566	1,313	11,235
Interest expense	204	247	439	1,097
Interest income	(4,188)	(5,817)	(8,040)	(11,682)
Other (income) expense, net	(2,208)	6,604	(1,307)	12,118

Total costs and expenses	337,598	329,055	667,335	623,893

EARNINGS BEFORE INCOME TAXES	78,968	22,953	144,867	39,670

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	24,219	15,879	42,592	27,203
Deferred	3,618	(8,074)	8,474	(13,695)

NET EARNINGS	$51,131	$15,148	$93,801	$26,162

EARNINGS PER COMMON SHARE

BASIC	$0.34	$0.10	$0.62	$0.17

DILUTED	$0.33	$0.10	$0.61	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	151,874	154,380	151,418	154,754

DILUTED	154,510	154,754	154,153	155,232

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.02	$0.02

SEE ACCOMPANYING NOTES

2 of 33

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	January 2, 2004	June 27, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$450,473	$359,780
Short-term investments	646,119	588,775
Receivables, less allowance for doubtful accounts of $3,403 at January 2 and $3,260 at June 27	230,837	184,585
Inventories	127,619	127,054
Deferred income taxes	32,840	41,874
Other current assets	22,710	21,548

TOTAL CURRENT ASSETS	1,510,598	1,323,616

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	22,214	22,139
Building and improvements	83,997	83,624
Machinery and equipment	223,591	219,647

	329,802	325,410
Less – Accumulated depreciation and amortization	141,147	127,726

	188,655	197,684

GOODWILL	245,474	235,248
INTANGIBLE ASSETS	45,944	51,028
NON-CURRENT MARKETABLE SECURITIES	3,570	8,367
DEFERRED INCOME TAXES	26,060	38,200
OTHER ASSETS	73,489	64,486

TOTAL ASSETS	$2,093,790	$1,918,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,599	$1,455
Accounts payable	159,671	143,379
Accrued liabilities	88,054	100,876
Deferred revenue	15,321	15,626
Income taxes currently payable	24,881	12,273

TOTAL CURRENT LIABILITIES	289,526	273,609

LONG-TERM DEBT, LESS CURRENT MATURITIES	8,671	8,567

NON-CURRENT DEFERRED REVENUE	6,851	6,507

OTHER LIABILITIES	140,564	148,705

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at January 2 and June 27	82,496	82,496
Additional paid-in capital	552,108	520,503
Retained earnings	1,187,078	1,127,441
Accumulated other comprehensive income, net of taxes of $24,864 at January 2 and $13,169 at June 27	40,568	21,486

	1,862,250	1,751,926
Less –Treasury stock, at cost (13,030,022 shares at January 2 and 15,550,442 shares at June 27)	214,072	270,685

	1,648,178	1,481,241

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,093,790	$1,918,629

SEE ACCOMPANYING NOTES

3 of 33

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	January 2, 2004	December 27, 2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$118,247	$114,442

INVESTING ACTIVITIES:
Purchases of short-term investments, net	(58,618)	(31,818)
Purchases of property, plant, and equipment	(11,605)	(14,321)
Purchase of shares of PowerTV	—	(4,580)
Proceeds from the sales of investments	13,583	1,763
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	—	20,821
Payment of purchase price adjustment on businesses sold to ViaSat, Inc.	(9,000)	—
Acquisition of certain assets of Arris Group	—	(30,000)
Acquisition of certain assets of ChanneLogics, Inc.	—	(1,600)
Other	334	6

Net cash used in investing activities	(65,306)	(59,729)

FINANCING ACTIVITIES:
Issuance of common stock pursuant to employee stock option and stock purchase plans	41,359	1,938
Treasury shares acquired	—	(32,410)
Dividends paid	(3,032)	(3,086)
Principal payments on debt, net	(575)	(1,039)

Net cash provided by (used in) financing activities	37,752	(34,597)

INCREASE IN CASH AND CASH EQUIVALENTS	90,693	20,116

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,780	376,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$450,473	$396,545

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$408	$1,058

Income taxes paid (refunded), net	$15,523	$(25,402)

SEE ACCOMPANYING NOTES

4 of 33

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
NET EARNINGS	$51,131	$15,148	$93,801	$26,162

OTHER COMPREHENSIVE INCOME, NET OF TAX(1)
Unrealized holding gains (losses) on short-term investments	(328)	—	233	—
Unrealized holding gains (losses) on marketable securities, net(2)	759	1,124	459	(162)
Foreign currency translation adjustments	14,466	8,324	18,348	6,812
Changes in fair value of derivatives	153	50	42	884

COMPREHENSIVE INCOME	$66,181	$24,646	$112,883	$33,696

(1)	Assumed 38 percent tax in fiscal years 2004 and 2003.
(2)	Net of reclassification adjustments of $876 in the three and six months ended January 2, 2004 and $1,916 and $4,170 in the three and six months ended December 27, 2002, respectively.

SEE ACCOMPANYING NOTES

5 of 33

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

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2004, which ends on July 2, 2004, will include fifty three weeks. The second quarter of fiscal year 2004 and 2003 each included thirteen weeks. The six months ended January 2, 2004 included twenty seven weeks while the six months ended December 27, 2002 included twenty six weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands		Per Share Amount
	Net Earnings	Shares
Quarter Ended January 2, 2004
Basic earnings per common share	$51,131	151,874	$0.34

Effect of dilutive stock options	—	2,636	(0.01)

Diluted earnings per common share	$51,131	154,510	$0.33

	In Thousands		Per Share Amount
	Net Earnings	Shares
Quarter Ended December 27, 2002
Basic earnings per common share	$15,148	154,380	$0.10

Effect of dilutive stock options	—	374	—

Diluted earnings per common share	$15,148	154,754	$0.10

	In Thousands		Per Share Amount
	Net Earnings	Shares
Six Months Ended January 2, 2004
Basic earnings per common share	$93,801	151,418	$0.62

Effect of dilutive stock options	—	2,735	(0.01)

Diluted earnings per common share	$93,801	154,153	$0.61

	In Thousands		Per Share Amount
	Net Earnings	Shares
Six Months Ended December 27, 2002
Basic earnings per common share	$26,162	154,754	$0.17

Effect of dilutive stock options	—	478	—

Diluted earnings per common share	$26,162	155,232	$0.17

6 of 33

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	January 2, 2004	December 27, 2002
Number of options outstanding	8,825,177	16,151,386
Weighted average exercise price	$52.72	$40.00

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended		Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Net earnings as reported	$51,131	$15,148	$93,801	$26,162
Deduct: Pro forma compensation expense, net of tax	9,310	16,973	20,787	35,058

Pro forma net earnings (loss)	$41,821	$(1,825)	$73,014	$(8,896)

Earnings (loss) per share:
Basic
As reported	$0.34	$0.10	$0.62	$0.17

Pro forma	$0.28	$(0.01)	$0.48	$(0.06)

Diluted
As reported	$0.33	$0.10	$0.61	$0.17

Pro forma	$0.27	$(0.01)	$0.47	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted-average fair value of $19.09 and $7.87 per option for grants in the second quarter of fiscal years 2004 and 2003, and $19.84 and $7.93 per option for grants in the six months ended January 2, 2004 and December 27, 2002, respectively. The following weighted-average assumptions were used in the pricing model for grants in the three and six months ended January 2, 2004 and December 27, 2002:

	Three Months Ended		Six Months Ended
	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
Risk free interest rate	4.33%	3.13%	4.33%	3.15%
Expected term	5 years	5 years	5 years	5 years
Volatility	75.95%	79.60%	77.55%	79.60%
Expected annual dividends	$0.04	$0.04	$0.04	$0.04

D.	Inventories consist of the following:

	January 2, 2004	June 27, 2003
Raw materials and work-in-process	$92,531	$82,890
Finished goods	35,088	44,164

Total inventory	$127,619	$127,054

7 of 33

E.	During the six months ended December 27, 2002, we purchased 2,685,200 shares of our common stock at an aggregate cost of $32,410 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares. No shares were purchased during the six months ended January 2, 2004.

F.	Other income of $2,208 for the three months ended January 2, 2004 included a gain of $6,755 from the sale of shares of Kabelnetz NRW Limited (Kabelnetz), which had been received as part of the termination settlement with German cable operator ish GmbH & Co. KG (ish) in the second quarter of fiscal year 2003, foreign exchange gains, gains in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of the satellite networks business to ViaSat. In connection with this transaction, we utilized $2.9 million of liabilities which had been previously established related to indemnifications to ViaSat, primarily for warranty.

In addition to the gain from the sale of shares of Kabelnetz and the loss from the settlement of purchase price adjustments with ViaSat described above, other income of $1,307 for the six months ended January 2, 2004 included a gain of $1,907 from the sale of a marketable security, charges of $1,831 from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

Other expense of $6,604 for the quarter ended December 27, 2002 included $6,465 of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies. Other expense of $12,118 for the six months ended December 27, 2002 included losses of $11,042 from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and $1,899 from the decline in the cash surrender value of life insurance. These losses were partially offset by net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or six months ended December 27, 2002.

G.	The provision for doubtful accounts, which is included in sales and administrative expenses, is as follows:

Three Months Ended		Six Months Ended
January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002
$776	$1,109	$738	$1,980

H.	During the second quarter of fiscal year 2003, we acquired certain assets of the transmission product lines of Arris for a cash payment of $31,610. These assets were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired including $12,423 of goodwill and $10,830 of other identifiable intangible assets (primarily existing technology and customer base, which are being amortized over varying periods up to four years).

In addition, we acquired the software, technology and other assets of ChanneLogics, Inc. (ChanneLogics) for $1,600 of cash. The acquired assets were recorded at their estimated fair value at the date of acquisition. The purchase price of ChanneLogics has been allocated to the assets acquired including $539 of goodwill and $550 of other identifiable intangible assets (primarily existing technology, which are being amortized over varying periods of up to five years).

In July 2002, we acquired a portion of the shares held by the minority shareholders of PowerTV, Inc., a majority-owned subsidiary, for $4,580 of cash. The entire purchase price was recorded as goodwill.

I.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission businesses, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the six months ended January 2, 2004, severance costs of $1,193 were paid to approximately 40 employees whose positions had been eliminated under the restructuring plan.

8 of 33

The following reconciles the beginning restructuring liability at June 27, 2003 to the restructuring liability at January 2, 2004:

	Contractual Obligations Under Canceled Leases	Severance	Other	Total
Balance at June 27, 2003	$3,309	$223	$—	$3,532
Restructuring provision	17	1,036	260	1,313
Charges to the reserve	(1,118)	(1,193)	(260)	(2,571)

Balance at January 2, 2004	$2,208	$66	$(0)	$2,274

Since the initiation of these restructurings, we have incurred expenses of $5,857 from the write-off of fixed assets, $6,625 from contractual obligations under canceled leases, $27,411 from severance and $7,030 from other miscellaneous costs.

J.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at January 2, 2004 consisted of $13,276 in Accrued liabilities and $20,757 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at June 27, 2003 to the warranty liability at January 2, 2004:

Accrued warranty at June 27, 2003	$36,001
Reductions for payments	(10,033)
Additions for warranties issued during the period	9,472
Other adjustments	(1,407)

Accrued warranty at January 2, 2004	$34,033

K.	Accounting Principles Board (APB) Opinion 6 “Status of Accounting Research Bulletins” includes provisions related to certain treasury stock transactions which require that the excess of the issuance price over the acquisition cost of treasury stock be credited to paid in capital. The excess of the acquisition cost over the re-issuance price of treasury stock is charged to paid in capital but is limited to the amount previously credited to paid in capital. Any excess is charged to retained earnings.

In the second quarter of fiscal year 2004, we identified transactions which had resulted in charges to paid in capital in excess of credits from treasury stock transactions and reclassified $31,131 from paid in capital to retained earnings. This reclassification of $31,131 included $10,507 and $20,624 related to treasury stock transactions in fiscal years 2004 and 2003, respectively.

L.	We perform an annual goodwill impairment test to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

M.	The following disclosure related to a contingency was included in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 and continues to be relevant.

9 of 33

Adelphia Communications Corporation (Adelphia), a significant customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000. We are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding.

N.	The Financial Accounting Standards Board (FASB) recently issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-1 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ACT). FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We are currently evaluating the impact of the ACT and the alternatives provided in FSP No. 106-1. We are unable to predict at this time the impact of the ACT and the provisions of FSP No. 106-1 on our results of operations or financial position.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this Statement are effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We plan to adopt the interim period disclosure provisions of SFAS No. 132 in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities.

We are still assessing the impact of Interpretation No. 46 on arrangements that we have with certain entities and therefore, are deferring the application of its provisions until the third quarter of fiscal year 2004. We have tentatively identified two entities that might require consolidation as variable interest entities under the provisions of Interpretation No. 46. One entity is a limited liability company, in which we have an equity interest, which licenses certain technology, receives a commission and remits the residual to the intellectual property owners. During the first six months of fiscal year 2004 and 2003, we made royalty payments of $4,743 and $4,349, respectively, to this company and received royalty payments of $4,965 and $5,974, respectively, from this company. We also recorded our equity in the income of the company of $483 and $500 in the first six months of fiscal years 2004 and 2003, respectively. Our equity investment in this limited liability company was $0 at January 2, 2004.

The second entity, Scientific-Atlanta of Shanghai, Ltd. (SASL), is a partially-owned subsidiary of Scientific-Atlanta that manufactures certain transmission products. During the first six months of fiscal years 2004 and 2003, we purchased $2,418 and $812, respectively, of transmission products from this subsidiary. We also sold $1,052 and $527 of components for transmission products to this company during the first six months of fiscal years 2004 and 2003, respectively. In addition, we recorded income of $241 in the first six months of fiscal year 2004 and losses of $179 in the first six months of fiscal year 2003 from our equity in the net earnings and losses of this company. Our equity investment in SASL was $2,232 at January 2, 2004.

Based on our initial assessment of the impact of Interpretation No. 46, we believe that our equity investment in each of these entities constitutes our maximum exposure to loss at January 2, 2004 from our involvement with the entity.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first or second quarters of fiscal year 2004.

10 of 33

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of Statement of Position (SOP) 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the second quarter of fiscal year 2004.

11 of 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended January 2, 2004 were $416.6 million, an increase of 18 percent from the comparable quarter of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including our Explorer 8000 set-top, which provide digital video recording functionality. Gross margins of 37.8 percent improved 6.2 percentage points over the prior year due primarily to the higher level of sales volume, material cost reductions and improved efficiencies in manufacturing. The settlement with German cable operator ish discussed below negatively impacted gross margins by approximately $6.5 million, or 2.3 percentage points. Operating expenses declined slightly due primarily to lower restructuring costs in the second quarter of fiscal year 2004 as compared to the prior year. Net earnings for the three months ended January 2, 2004 of $51.1 million were $36.0 million higher than the prior year due to higher sales volume and improved gross margins in the second quarter of fiscal year 2004 as compared to the prior year.

FINANCIAL CONDITION

We had stockholders’ equity of $1.6 billion and cash on hand was $450.5 million at January 2, 2004. Cash increased $90.7 million during the first six months of fiscal year 2004. Cash provided by operating activities for the six months ended January 2, 2004 of $118.2 million included net earnings of $93.8 million and increases in income taxes payable of $23.7 million and in accounts payable and accrued liabilities of $13.9 million. These were offset partially by increases in accounts receivable of $47.2 million and gains on the sale of marketable securities and investments in privately-held companies of $9.2 million.

During the six months ended, we increased our short-term investments by $58.6 million, acquired machinery and equipment for $11.6 million, received proceeds of $13.6 million from the sale of marketable securities and made a $9.0 million payment to settle purchase price adjustments related to the sale of the satellite networks businesses to ViaSat. We also received $41.4 million from the issuance of common stock under our employee stock option and other benefit plans.

The current ratio of Scientific-Atlanta was 5.2:1 at January 2, 2004, up from 4.8:1 at June 27, 2003. At January 2, 2004, we had debt of $10.3 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV (BarcoNet) during fiscal year 2002.

We believe that funds generated from operations and existing cash balances will be sufficient to support operations and fund capital expenditures. We do not anticipate borrowing on our available senior credit facility to support operations or fund capital expenditures.

RESULTS OF OPERATIONS

Sales of subscriber products for the quarter ended January 2, 2004 increased 29 percent from the prior year’s second quarter to $296.2 million. In the second quarter of fiscal year 2004, we sold 958 thousand Explorer digital set-tops as compared to 804 thousand in the prior year. The 958 thousand digital set-tops sold included 260 thousand Explorer 8000 set-tops, an increase from 31 thousand sold the second quarter of the prior year. During the second quarter of fiscal year 2004, we also sold 226 thousand WebSTAR™ cable modems, up from 189 thousand in the prior year.

During the first quarter of fiscal year 2003, we shipped Explorer set-tops and associated headend equipment to Cablevision Systems Corporation (Cablevision), for which we deferred the recognition of approximately $18 million of sales, pending the execution of an agreement supplementing the original binding agreement. During the second quarter of last year, we executed a supplemental agreement with Cablevision which enabled us to recognize $16 million of the sales that had been previously deferred.

Also during the second quarter of the prior year, we reached an agreement with German cable operator ish related to work orders which had been suspended or cancelled during the fourth quarter of fiscal year 2002 and our exposure in accounts receivable and inventory related to ish. We received a cash payment of $22.0 million, notes denominated at $19.0 million which we sold for $11.5 million, and preferred equity in a newly formed entity, Kabelnetz. In connection with this transaction, we recorded sales of $4.4 million and charged $10.9 million to cost of sales for in-process inventory retained by ish. We also removed from backlog approximately $19 million of orders from ish. During the second quarter of fiscal year 2004, we sold the shares in Kabelnetz and recognized a gain of $6.8 million from the transaction.

12 of 33

Sales of transmission products during the quarter ended January 2, 2004 totaled $120.3 million, approximately the same as in the comparable period of the prior year. Increased sales to customers in North America and Latin America were partially offset by a decline in sales to customers in Europe.

Because there is considerable cross-over between satellite products and certain transmission products as a result of the BarcoNet acquisition, and because bookings and sales of our satellite products have been consistently less than five percent of company totals, we have included satellite products together with transmission products.

International sales in the second quarter of fiscal year 2004 were $91.2 million, an increase of 21 percent from the second quarter of last year. The increase in international sales was due primarily to an increase in shipments to customers in Canada partially offset by a decline in shipments to customers in the Asia Pacific region.

Sales for the six months ended January 2, 2004 were $812.2 million, up 22 percent from $663.6 million in the first six months of the prior year. Sales of subscriber products were $572.1 million, an increase of 35 percent from the prior year. We sold approximately 1.9 million digital set-tops during the six months ended January 2, 2004, compared to approximately 1.3 million during the first six months of the prior fiscal year. Included in the approximately 1.9 million digital set-tops shipped were more than 437 thousand Explorer 8000 digital set-tops, an increase from approximately 123 thousand Explorer 8000 digital set-tops shipped during the six months ended December 27, 2002. Sales of transmission products were $240.1 million, approximately the same as in the first six months of last year. International sales totaled $172.2 million, an increase of 2 percent from last year. The increase from the prior year was due primarily to an increase in shipments to customers in both Canada and Asia, partially offset by a decline in sales to customers in Europe and Latin America.

Gross margins were 37.8 percent of sales for the three months ended January 2, 2004, 6.2 percentage points higher than the comparable quarter of the prior year. During the second quarter of last year, the ish settlement discussed above negatively impacted gross margins by approximately $6.5 million, or 2.3 percentage points. The increase in gross margin percent relative to last year was primarily the result of the increase in sales volume, material cost reductions achieved through the re-design of products, increased effectiveness of procurement, and improved efficiencies in manufacturing. These improvements more than offset the negative impact of declines in the average selling price of products and the shift to a higher mix of Explorer 8000 digital set-top shipments, which have a gross margin lower than the company average. In addition, gross margins on transmission products in the three months ended January 2, 2004 improved over the prior year due primarily to favorable product mix, reductions in material costs and the consolidation of certain BarcoNet product lines into our Juarez, Mexico factory.

Gross margins were 37.5 percent of sales for the six months ended January 2, 2004, 3.7 percentage points higher than the prior year. The leverage associated with a 22 percent increase in sales, coupled with the continued benefits of cost reductions through product redesign, the increased effectiveness of procurement, and improved manufacturing efficiencies, more than offset the negative impact of shipping a greater number of Explorer 8000 digital set-tops that currently have a lower gross margin than the company average. In addition, the gross margins of transmission products improved during the first six months of this year compared to the prior year. This improvement was related primarily to an increase in the shipments of higher margin BarcoNet and traditional access products from the first six months of last year, combined with material costs savings gained through the efficiencies of procurement and other costs savings obtained from the various restructuring actions taken over the last eighteen months.

Sales and administrative expenses of $48.0 million and $96.0 million in the three and six months ended January 2, 2004 were both approximately the same as in the comparable periods of the prior year due to higher incentive accruals related to our improved profitability which were offset by lower professional fees and reductions in amortization expense of intangible assets.

Research and development expenses for the quarter ended January 2, 2004 were $36.0 million, down slightly from the prior year. Research and development expenses for the six months ended January 2, 2004 were $71.3 million, down $5.3 million or 7 percent from the prior year. The year-over-year decline was due to higher capitalization of software development costs in the first six months of fiscal year 2004 as compared to the prior year and the benefits realized from previously announced restructurings. During the first six months of fiscal year 2004, we capitalized $9.8 million of software development costs, compared to $2.2 million in the comparable period of the prior year. The year-over- year increase in the capitalization of software development costs was driven primarily by increased development costs related to the Explorer 8300 Multi-Room™ DVR (digital video recorder) product, product enhancements for customers and products for expansion into new markets, such as a version of the Explorer interactive digital set-top for the Japanese market. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

13 of 33

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. We recorded restructuring charges of $0.6 million and $1.3 million, primarily for severance, during the quarter and six months ended January 2, 2004, respectively. We anticipate recording additional restructuring charges in fiscal year 2004 that will total approximately $0.3 million.

Interest income of $4.2 million and $8.0 million in the three and six months ended January 2, 2004 declined $1.6 million and $3.6 million, respectively, from the comparable periods of the prior year. These declines were due to lower average interest rates in fiscal year 2004 as compared to the prior year.

Other income of $2.2 million for the three months ended January 2, 2004 included a gain of $6.8 million from the sale of shares of Kabelnetz, which had been received as part of the termination settlement with German cable operator ish in the second quarter of fiscal year 2003, foreign exchange gains, gains from the increase in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of the satellite networks business to ViaSat. In connection with this transaction, we utilized $2.9 million of liabilities which had been previously established related to indemnifications to ViaSat, primarily for warranty.

In addition to the gain from the sale of shares of Kabelnetz and the loss from the settlement of purchase price adjustments with ViaSat described above, other income of $1.3 million for the six months ended January 2, 2004 included a gain of $1.9 million from the sale of a marketable security, charges of $1.8 million from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

Other expense of $6.6 million for the quarter ended December 27, 2002 included $6.5 million of losses from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies. Other expense of $12.1 million for the six months ended December 27, 2002 included losses of $11.0 million from other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and $1.9 million from the decline in the cash surrender value of life insurance. These losses were partially offset by a net gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or six months ended December 27, 2002.

The effective tax rate for the three and six months ended January 2, 2004 was 35.2 percent of pre-tax earnings, up from approximately 34.0 percent in the prior year. The increase in the effective tax rate was due to the diminished impact on the tax rate of research and development credits on higher levels of pretax earnings and an increase in state income taxes.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2003 includes a summary of the significant accounting policies or methods used in the preparation of our consolidated financial statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

14 of 33

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

We adopted EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” for agreements entered into in the first quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated over the relative fair value of the units of accounting. As indicated above, the determination of fair value requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under SOP No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions”. Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support accounts receivable.

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

15 of 33

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $7.8 million and $8.6 million were included in Other assets in the Consolidated Statements of Financial Position at January 2, 2004 and June 27, 2003, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $34.0 million and $36.0 million at January 2, 2004 and June 27, 2003, respectively.

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

16 of 33

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

Pro forma stock-based compensation expense, net of tax, was $20.8 million and $35.1 million for the six months ended January 2, 2004 and December 27, 2002, respectively. These amounts are significant and fluctuate significantly due to the relatively high and increasing volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and an increase in the number of options granted as we have shifted more of our compensation to options from restricted stock.

New Accounting Pronouncements

The FASB recently issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, Interpretation No. 46 “Consolidation of Variable Interest Entities” and EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-1 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We are currently evaluating the impact of the ACT and the alternatives provided in FSP No. 106-1. We are unable to predict at this time the impact of the ACT and the provisions of FSP No. 106-1 on our results of operations or financial position.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this Statement are effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We plan to adopt the interim period disclosure provisions of SFAS No. 132 in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities.

We are still assessing the impact of Interpretation No. 46 on arrangements that we have with certain entities and therefore, are deferring the application of its provisions until the third quarter of fiscal year 2004. We have tentatively identified two entities that might require consolidation as variable interest entities under the provisions of Interpretation No. 46. One entity is a limited liability company, in which we have an equity interest, which licenses certain technology, receives a commission and remits the residual to the intellectual property owners. During the first six months of fiscal year 2004 and 2003, we made royalty payments of $4,743 and $4,349, respectively, to this company and received royalty payments of $4,965 and $5,974, respectively, from this company. We also recorded our equity in the income of the company of $483 and $500 in the first six months of fiscal years 2004 and 2003, respectively. Our equity investment in this limited liability company was $0 at January 2, 2004.

The second entity, Scientific-Atlanta of Shanghai, Ltd. (SASL), is a partially-owned subsidiary of Scientific-Atlanta that manufactures certain transmission products. During the first six months of fiscal years 2004 and 2003, we purchased $2,418 and $812, respectively, of transmission products from this subsidiary. We also sold $1,052 and $527 of components for transmission products to this company during the first six months of fiscal years 2004 and 2003, respectively. In addition, we recorded income of $241 in the first six months of fiscal year 2004 and losses of $179 in the first six months of fiscal year 2003 from our equity in the net earnings and losses of this company. Our equity investment in SASL was $2,232 at January 2, 2004. Based on our initial assessment of the impact of Interpretation No. 46, we believe that our equity investment in each of these entities constitutes our maximum exposure to loss at January 2, 2004 from our involvement with the entity.

17 of 33

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first or second quarters of fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the second quarter of fiscal year 2004.

Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $36.0 million at a fixed rate of 6.51 percent per annum. A final lease payment of $36.0 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36.0 million. We are currently evaluating whether we will extend the lease term or make the final lease payment of $36.0 million in July 2004.

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

Scientific-Atlanta, the Scientific-Atlanta logo and Explorer are registered trademarks of Scientific-Atlanta, Inc. Multi-Room and WebSTAR are trademarks of Scientific-Atlanta, Inc. PowerTV is a registered trademark of PowerTV, Inc.

18 of 33

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

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts to sell approximately 33,220 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts. We settled the portion of these contracts related to ish and recorded charges of $2,359 for ineffectiveness in Other (income) expense in the first six months of fiscal year 2003. We also recorded charges of $102 for ineffectiveness of other forward contracts in the first six months of fiscal year 2003. There were no such charges in the first six months of fiscal year 2004.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase exposure and related hedging instruments at January 2, 2004 were as follows:

Canadian Dollars
Firmly committed purchase contracts	12,311
Notional amount of forward contracts	12,125
Average contract amount (Foreign currency/United States dollar)	1.35

At January 2, 2004, we had unrealized gains of $117, net of tax of $72, related to these derivatives, which were included in accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the second quarter of fiscal year 2005.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting in accumulated other comprehensive income are recognized in Other (income) expense. During the six months ended January 2, 2004 and December 27, 2002, we recorded gains of $423 and $1,014, respectively, related to these contracts. At January 2, 2004, we had forward contracts to buy 4,690 Euros and sell 1,600 British sterling which do not meet the criteria for hedge accounting in accumulated other comprehensive income. These contracts hedged our exposure on Euro-based payables and sterling-based receivables.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $459 and losses of $162 in the first six months of fiscal years 2004 and 2003, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded realized gains of $2,444 on the sale of non-current marketable securities in the first six months of fiscal year 2004. No such gains or losses were recorded in the first six months of fiscal year 2003. We recorded losses of $6,818 in the first six months of fiscal year 2003 from the other-than-temporary decline in the market value of marketable securities. No such losses were recorded in the first six months of fiscal year 2004.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a

19 of 33

warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first six months of fiscal year 2004, we recorded unrealized losses of $35 related to the decline in the fair value of warrants in Other (income) expense. During the first six months of fiscal year 2003, we recorded unrealized losses of $632 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of a collar and related warrant in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $1,831 and $4,224 in the first six months of fiscal years 2004 and 2003, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies.

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

There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

20 of 33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We were added as a co-defendant in January 2004 in a previously-filed purported securities action in the United States District Court for the Southern District of New York (MDL No. 03-MD-1529 (LMM)). The suit is an individual action brought by W.R. Huff Asset Management Co., LLC, reportedly on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia Communications Corporation and Arahova Communications Inc. The complaint alleges that certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors are liable to plaintiff for various alleged securities laws violations by Adelphia and certain of Adelphia’s former management. It alleges that certain commercial transactions between Adelphia and Scientific-Atlanta relating to Adelphia’s purchase of digital set-top boxes and a marketing support arrangement and the related accounting treatment by Adelphia resulted in violations of the anti-fraud provisions of the federal securities laws with respect to the purchasers of Adelphia’s securities in whose interest the plaintiff purports to act. The complaint does not allege any impropriety as to our financial statements or statements made to our investors. The plaintiff is seeking to recover damages from us in an unspecified amount. Scientific-Atlanta intends to vigorously defend the claim.

On April 8, 2002, a shareholder, Paul Thompson, filed a putative shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia against certain directors and officers of the Company. Although a courtesy copy of the complaint was supplied to us by counsel to the plaintiff shareholder, neither we nor the other defendants were served with the complaint. The complaint was dismissed on June 27, 2003 and then refiled on November 14, 2003, and subsequently served on the Company. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001. This plaintiff shareholder is seeking to recover damages in an unspecified amount.

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was also filed in the U.S. District Court for the Northern District of Georgia. The action, as amended, was brought against us and several of our officers and directors alleging breaches of fiduciary obligations to participants in Scientific-Atlanta’s 401(k) plan and was based on substantially the same factual allegations as the class action described above. On November 10, 2003, the court granted Plaintiff’s motion to amend his complaint. Plaintiff filed his amended complaint on November 18, 2003 and we filed a motion to dismiss this amended complaint on January 21, 2003. Briefing of this motion is ongoing. The Plaintiff seeks unspecified equitable and monetary relief.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

(a)	The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 7, 2003.

(b)	Election of directors:

	Votes for	Withhold Authority
Marion H. Antonini	114,591,668	2,914,668
David J. McLaughlin	110,332,728	7,173,608
James V. Napier	81,220,810	36,285,526
Sam Nunn	113,979,429	3,526,907

James I. Cash, Jr., David W. Dorman, William E. Kassling, Mylle H. Mangum, James F. McDonald and Terence F. McGuirk continue as directors.

(c)	Approval of the 2003 Long-Term Incentive Plan

For	Against	Abstain
67,720,897	24,049,383	1,002,653

21 of 33

Item 5.	Other Information.

We had previously announced that we planned a joint development of an Explorer MC home media center with Digeo Inc., and that Charter Communications would deploy the Explorer MC set-top in calendar year 2003. In accordance with our agreement with Digeo, we timely delivered the necessary PowerTV Operating System application programming interfaces and associated documentation to Digeo during 2003, but Charter did not deploy this set-top during calendar year 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

4.1	First Amendment to Rights Agreement dated February 12, 2004 between Scientific-Atlanta and The Bank of New York, as rights agent.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements

(b)	During the second quarter of fiscal year 2004, we filed one Current Report on Form 8-K dated October 23, 2003 with respect to Item 12- Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: February 12, 2004	By:	/s/ Julian W. Eidson
Julian W. Eidson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory of the Registrant)

22 of 33