Form 10-Q
period 2004-04-02
SCIENTIFIC ATLANTA INC
filed 2004-05-12
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

As of April 30, 2004, Scientific-Atlanta, Inc. had outstanding 153,164,380 shares of common stock.

1 of 35

PART I – FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
SALES	$436,969	$382,630	$1,249,171	$1,046,193

COSTS AND EXPENSES
Cost of sales	275,533	252,024	783,115	691,493
Sales and administrative	51,829	46,508	147,839	141,541
Research and development	38,896	35,728	110,234	112,351
Restructuring	51	3,555	1,364	14,790
Interest expense	191	—	630	710
Interest income	(4,235)	(4,695)	(12,275)	(16,377)
Other (income) expense, net	(4,638)	8,874	(5,945)	21,379

Total costs and expenses	357,627	341,994	1,024,962	965,887

EARNINGS BEFORE INCOME TAXES	79,342	40,636	224,209	80,306

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	27,718	3,645	70,310	30,848
Deferred	(2,329)	10,171	6,145	(3,524)

NET EARNINGS	$53,953	$26,820	$147,754	$52,982

EARNINGS PER COMMON SHARE

BASIC	$0.35	$0.18	$0.97	$0.34

DILUTED	$0.35	$0.18	$0.96	$0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

BASIC	152,569	151,771	151,802	153,760

DILUTED	155,305	152,167	154,537	154,211

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

2 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	April 2, 2004	June 27, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$443,948	$359,780
Short-term investments	751,505	588,775
Receivables, less allowance for doubtful accounts of $3,260 at April 2 and $3,260 at June 27	224,621	184,585
Inventories	125,789	127,054
Deferred income taxes	30,892	41,874
Other current assets	20,182	21,548

TOTAL CURRENT ASSETS	1,596,937	1,323,616

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	22,248	22,139
Building and improvements	82,948	83,624
Machinery and equipment	220,601	219,647

	325,797	325,410
Less – Accumulated depreciation and amortization	140,547	127,726

	185,250	197,684

GOODWILL	240,244	235,248
INTANGIBLE ASSETS	41,773	51,028
NON-CURRENT MARKETABLE SECURITIES	2,028	8,367
DEFERRED INCOME TAXES	38,923	38,200
OTHER ASSETS	70,316	64,486

TOTAL ASSETS	$2,175,471	$1,918,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,416	$1,455
Accounts payable	159,398	143,379
Accrued liabilities	87,453	100,876
Deferred revenue	17,972	15,626
Income taxes currently payable	31,733	12,273

TOTAL CURRENT LIABILITIES	297,972	273,609

LONG-TERM DEBT, LESS CURRENT MATURITIES	7,877	8,567

NON-CURRENT DEFERRED REVENUE	7,010	6,507

OTHER LIABILITIES	146,217	148,705

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at April 2 and June 27	82,496	82,496
Additional paid-in capital	558,248	520,503
Retained earnings	1,234,020	1,127,441
Accumulated other comprehensive income, net of taxes of $20,120 at April 2 and $13,169 at June 27	32,827	21,486

	1,907,591	1,751,926
Less –Treasury stock, at cost (12,056,542 shares at April 2 and 15,550,442 shares at June 27)	191,196	270,685

	1,716,395	1,481,241

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,175,471	$1,918,629

SEE ACCOMPANYING NOTES

3 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	April 2, 2004	March 28, 2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$204,778	$300,082

INVESTING ACTIVITIES:
Purchases of short-term investments, net	(159,592)	(193,705)
Purchases of property, plant, and equipment	(19,733)	(19,518)
Purchase of shares of PowerTV	—	(4,580)
Proceeds from the sales of investments	16,573	2,880
Proceeds from the settlement of a collar on a warrant to purchase shares of common stock	—	20,821
Payment of purchase price adjustment on businesses sold to ViaSat, Inc.	(9,000)	—
Acquisition of certain assets of Arris Group	—	(30,000)
Acquisition of certain assets of ChanneLogics, Inc.	—	(1,600)
Other	361	69

Net cash used in investing activities	(171,391)	(225,633)

FINANCING ACTIVITIES:
Issuance of common stock pursuant to employee stock option and stock purchase plans	56,226	2,294
Treasury shares acquired	—	(104,472)
Dividends paid	(4,560)	(4,579)
Principal payments on debt, net	(885)	(1,388)

Net cash provided by (used in) financing activities	50,781	(108,145)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,168	(33,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,780	376,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$443,948	$342,733

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:

Interest	$584	$653

Income taxes paid (refunded), net	$38,162	$(17,081)

SEE ACCOMPANYING NOTES

4 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
NET EARNINGS	$53,953	$26,820	$147,754	$52,982
OTHER COMPREHENSIVE INCOME, NET OF TAX(1)

Unrealized holding gains (losses) on short-term investments	(174)	—	59	—

Unrealized holding gains (losses) on marketable securities, net(2)	(972)	1,003	(512)	841

Foreign currency translation adjustments	(6,430)	4,068	11,917	10,880

Changes in fair value of derivatives	(165)	217	(123)	1,101

COMPREHENSIVE INCOME	$46,212	$32,108	$159,095	$65,804

(1)	Assumed 38 percent tax in fiscal years 2004 and 2003.
(2)	Net of reclassification adjustments of $1,349 and $2,225 in the three and nine months ended April 2, 2004, respectively, and

$-0- and $4,170 in the three and nine months ended March 28, 2003, respectively. Unrealized gains and losses included in accumulated other comprehensive income are reclassified to the income statement when the related marketable securities are sold.

SEE ACCOMPANYING NOTES

5 of 35

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

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2004, which ends on July 2, 2004, includes fifty three weeks. The third quarter of fiscal year 2004 and 2003 each included thirteen weeks. The nine months ended April 2, 2004 included forty weeks while the nine months ended March 28, 2003 included thirty nine weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows (amounts in thousands, except per share data):

	In Thousands		Per Share Amount
Quarter ended April 2, 2004	Net Earnings	Shares
Basic earnings per common share	$53,953	152,569	$0.35

Effect of dilutive stock options	—	2,736	—

Diluted earnings per common share	$53,953	155,305	$0.35

	In Thousands		Per Share Amount
Quarter ended March 28, 2003	Net Earnings	Shares
Basic earnings per common share	$26,820	151,771	$0.18

Effect of dilutive stock options	—	396	—

Diluted earnings per common share	$26,820	152,167	$0.18

	In Thousands		Per Share Amount
Nine months ended April 2, 2004	Net Earnings	Shares
Basic earnings per common share	$147,754	151,802	$0.97

Effect of dilutive stock options	—	2,735	(0.01)

Diluted earnings per common share	$147,754	154,537	$0.96

	In Thousands		Per Share Amount
Nine months ended March 28, 2003	Net Earnings	Shares
Basic earnings per common share	$52,982	153,760	$0.34

Effect of dilutive stock options	—	451	—

Diluted earnings per common share	$52,982	154,211	$0.34

6 of 35

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	April 2, 2004	March 28, 2003
Number of options outstanding	11,816,147	15,827,704
Weighted average exercise price	$47.74	$39.97

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Net earnings as reported	$53,953	$26,820	$147,754	$52,982
Deduct: Pro forma compensation expense, net of tax	8,903	15,708	29,690	50,766

Pro forma net earnings	$45,050	$11,112	$118,064	$2,216

Earnings per share:
Basic
As reported	$0.35	$0.18	$0.97	$0.34

Pro forma	$0.30	$0.07	$0.78	$0.01

Diluted
As reported	$0.35	$0.18	$0.96	$0.34

Pro forma	$0.29	$0.07	$0.76	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted-average fair value of $21.29 and $8.05 per option for grants in the third quarter of fiscal years 2004 and 2003, and $21.22 and $8.05 per option for grants in the nine months ended April 2, 2004 and March 28, 2003, respectively. The following weighted-average assumptions were used in the pricing model for grants in the three and nine months ended April 2, 2004 and March 28, 2003:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Risk free interest rate	4.07%	2.77%	4.08%	2.78%
Expected term	5 years	5 years	5 years	5 years
Volatility	75.25%	79.02%	75.37%	79.03%
Expected annual dividends	$0.04	$0.04	$0.04	$0.04

D.	Inventories consist of the following:

	April 2, 2004	June 27, 2003
Raw materials and work-in-process	$92,292	$82,890
Finished goods	33,497	44,164

Total inventory	$125,789	$127,054

E.	During the nine months ended March 28, 2003, we purchased 8,000,000 shares of our common stock at an aggregate cost of $97,303 pursuant to a program announced in July 2001 to buy back up to 8,000,000 shares, and 559,000 shares at an aggregate cost of $7,169 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. No shares were purchased during the nine months ended April 2, 2004.

7 of 35

F.	Other income for the quarter ended April 2, 2004 of $4,638 included a gain of $2,156 from the sale of a marketable security and various other items which resulted in additional income, none of which was significant individually.

In addition to the gain on the sale of a marketable security, other income of $5,945 for the nine months ended April 2, 2004 included a gain of $6,755 from the sale of shares of Kabelnetz NRW Limited (Kabelnetz), which had been received as part of the termination settlement with German cable operator ish GmbH & Co. KG (ish) in the second quarter of fiscal year 2003, foreign exchange gains, gains in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6,147 from the settlement of purchase price adjustments, which included a cash payment of $9,000, related to the sale of the satellite networks business to ViaSat. In connection with this transaction, we utilized $2,853 of liabilities which had been previously established related to indemnifications to ViaSat, primarily for warranty. In addition to the gains from the sales of marketable securities discussed above, other income for the nine months ended April 2, 2004 included a gain of $1,907 from the sale of another marketable security, charges of $1,831 from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

Other expense for the quarter ended March 28, 2003 of $8,874 included $6,830 of losses from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities. Other expense for the nine months ended March 28, 2003 of $21,379 included losses of $17,872 from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities and $3,317 from the decline in the market value of short-term investments. These losses were partially offset by a net gain of $2,491 from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or nine months ended March 28, 2003.

G.	The provision (reversal of provision) for doubtful accounts, which is included in sales and administrative expenses, is as follows:

Three Months Ended		Nine Months Ended
April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
$(63)	$(982)	$675	$998

H.	We have a defined benefit pension plan covering substantially all of our domestic employees; unfunded defined benefit retirement plans for certain key officers and non-employee directors; and contributory plans that provide certain health care and life insurance benefits to eligible retired employees. Pension expense for these plans consists of the following:

	Three Months Ended		Nine Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Service cost	$2,282	$2,066	$6,846	$6,198
Interest cost	2,151	2,154	6,451	6,462
Expected return on plan assets	(1,627)	(1,710)	(4,880)	(5,129)
Amortization of transition net asset	(12)	(12)	(35)	(36)
Amortization of net actuarial loss	293	222	878	666
Amortization of prior service cost	64	72	192	216

Pension expense	$3,151	$2,792	$9,452	$8,377

During fiscal year 2004, we made a contribution of $16,326 to the defined benefit pension plan and expect to make a contribution of approximately $3,600 in the first quarter of fiscal year 2005. We believe no additional contributions will be made to the defined benefit pension plan in fiscal year 2005.

I.	During the second quarter of fiscal year 2003, we acquired certain assets of the transmission product lines of Arris for a cash payment of $31,610. These assets were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired including $12,423 of goodwill and $10,830 of other identifiable intangible assets (primarily existing technology and customer base, which are being amortized over varying periods up to four years).

8 of 35

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

J.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission businesses, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the nine months ended April 2, 2004, severance costs of $1,321 were paid to 40 employees whose positions had been eliminated under the restructuring plan.

The following reconciles the beginning restructuring liability at June 27, 2003 to the restructuring liability at April 2, 2004:

	Contractual Obligations Under Canceled Leases	Severance	Other	Total
Balance at June 27, 2003	$3,309	$223	$—	$3,532
Restructuring provision	17	1,098	249	1,364
Charges to the reserve	(1,548)	(1,321)	(249)	(3,118)

Balance at April 2, 2004	$1,778	$—	$—	$1,778

Since the initiation of these restructurings, we have incurred expenses of $5,857 from the write-off of fixed assets, $6,625 from contractual obligations under canceled leases, $27,473 from severance and $7,019 from other miscellaneous costs.

K.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at April 2, 2004 consisted of $13,400 in Accrued liabilities and $22,100 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at June 27, 2003 to the warranty liability at April 2, 2004:

Accrued warranty at June 27, 2003	$36,001
Reductions for payments	(14,929)
Additions for warranties issued during the period	15,579
Other adjustments	(1,151)

Accrued warranty at April 2, 2004	$35,500

L.	Accounting Principles Board (APB) Opinion 6 “Status of Accounting Research Bulletins” includes provisions related to certain treasury stock transactions which require that the excess of the issuance price over the acquisition cost of treasury stock be credited to paid in capital. The excess of the acquisition cost over the re-issuance price of treasury stock is charged to paid in capital but is limited to the amount previously credited to paid in capital. Any excess is charged to retained earnings.

9 of 35

In the second quarter of fiscal year 2004, we identified transactions which had resulted in charges to paid in capital in excess of credits from treasury stock transactions and reclassified $31,131 from paid in capital to retained earnings. This reclassification of $31,131 included $10,507 and $20,624 related to treasury stock transactions in fiscal years 2004 and 2003, respectively. During the third quarter of fiscal year 2004, we charged an additional $5,487 to retained earnings related to treasury stock transactions during the quarter.

M.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the component level (subscriber and transmission businesses). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

N.	The following disclosure related to a contingency was included in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 and continues to be relevant.

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

O.	The Financial Accounting Standards Board (FASB) recently issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” Interpretation No. 46 “Consolidation of Variable Interest Entities” and Emerging Issues Task Force (EITF) No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-1 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ACT). FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We are currently evaluating the impact of the ACT and have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No. 106-1. We are unable to predict at this time the impact of the ACT and the provisions of FSP No. 106-1 on our results of operations or financial position.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this Statement are effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted the interim period disclosure provisions of SFAS No. 132, which are reflected in Note H, in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities. During the quarter ended April 2, 2004, we completed our evaluation of entities in which we hold equity investments and determined that they were not variable interest entities as defined in Interpretation No. 46.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue

10 of 35

arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first three quarters of fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of Statement of Position (SOP) 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the second or third quarters of fiscal year 2004.

11 of 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended April 2, 2004 were $437.0 million, an increase of 14 percent over the comparable quarter of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including certain models which provide digital video recording and / or high-definition functionality. Gross margins of 36.9 percent improved 2.8 percentage points over the prior year due primarily to the higher sales volume, material cost reductions and improved efficiencies in manufacturing. Operating expenses increased $5.0 million due primarily to increases in the cost of employee benefits and higher incentive accruals. These increases were offset in part by lower restructuring costs in the third quarter of fiscal year 2004 as compared to the prior year. Net earnings for the three months ended April 2, 2004 of $54.0 million were $27.1 million higher than the prior year due to higher sales volume and improved gross margins in the third quarter of fiscal year 2004 as compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

We had stockholders’ equity of $1,716.4 million, and cash on hand was $443.9 million at April 2, 2004. Cash increased $84.2 million during the first nine months of fiscal year 2004. Cash provided by operating activities for the nine months ended April 2, 2004 of $204.8 million included net earnings of $147.8 million, depreciation and amortization of $50.4 million and increases in income taxes payable of $36.7 million and in accounts payable and accrued liabilities of $15.7 million. These were offset partially by increases in accounts receivable of $40.8 million and gains on the sale of marketable securities and investments in privately-held companies of $11.4 million.

During the nine months ended April 2, 2004, we increased our short-term investments by $159.6 million, acquired machinery and equipment for $19.7 million, received proceeds of $16.6 million from the sale of marketable securities and investments in privately-held companies, and made a $9.0 million payment to settle purchase price adjustments related to the sale of the satellite networks businesses to ViaSat. We also received $56.2 million from the issuance of common stock under our employee stock option and other benefit plans.

The current ratio of Scientific-Atlanta was 5.4:1 at April 2, 2004, up from 4.8:1 at June 27, 2003. At April 2, 2004, we had debt of $9.3 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV (BarcoNet) during fiscal year 2002.

We believe that funds generated from operations and existing cash balances will be sufficient to support operations and fund capital expenditures. We are currently negotiating a multi-year senior credit facility to replace the $150 million senior credit facility which expired in May 2004. We expect to complete the negotiation of the new facility by the end of fiscal year 2004.

RESULTS OF OPERATIONS

Sales of subscriber products for the quarter ended April 2, 2004 increased 18 percent from the prior year’s third quarter to $318.5 million. In the third quarter of fiscal year 2004, we sold 997 thousand Explorer digital set-tops as compared to 929 thousand in the prior year. The 997 thousand digital set-tops sold included 306 thousand dual-tuner Explorer 8000 DVR (digital video recorder) set-tops, an increase from 106 thousand sold the third quarter of the prior year and also included 32 thousand high-definition Explorer 8000HD set-tops. We sold a total of 198 thousand HD set-tops, including the Explorer 8000HD set-tops, during the third quarter of fiscal year 2004, up from 54 thousand HD set-tops in the comparable period of the prior year. During the third quarter of fiscal year 2004, we also sold 399 thousand WebSTAR™ cable modems, up from 171 thousand in the prior year.

Since there is considerable cross-over between satellite products and certain transmission products as a result of the BarcoNet acquisition, and because sales of our satellite products have been consistently less than five percent of company totals, we have included satellite products together with transmission products.

Sales of transmission products during the quarter ended April 2, 2004 totaled $118.7 million, an increase of 5 percent over the comparable period of the prior year. Increased sales to customers in North America and the favorable impact of Euro-based operations as the Euro strengthened against the U.S. dollar were partially offset by a decline in sales to customers in the Asia-Pacific and Latin America regions.

12 of 35

International sales in the third quarter of fiscal year 2004 were $82.3 million, an increase of 7 percent from the third quarter of last year. The increase in international sales was due primarily to an increase in shipments to customers in Europe and Canada and the favorable impact of Euro-based operations discussed above, which were partially offset by a decline in shipments to customers in the Asia- Pacific region.

Sales for the nine months ended April 2, 2004 were $1,249.2 million, up 19 percent from $1,046.2 million in the first nine months of the prior year. Sales of subscriber products were $890.6 million, an increase of 28 percent from the prior year. We sold approximately 2.9 million digital set-tops during the nine months ended April 2, 2004, compared to approximately 2.3 million during the first nine months of the prior fiscal year. Included in the approximately 2.9 million digital set-tops shipped were more than 744 thousand Explorer 8000 DVR set-tops, an increase from approximately 228 thousand shipped during the nine months ended March 28, 2003. We sold a total of 359 thousand HD set-tops, including the Explorer 8000HD set-tops, during the nine months ended April 2, 2004, up from 139 thousand HD set-tops in the comparable period of the prior year. During the nine months ended April 2, 2004, we also sold 916 thousand WebSTAR cable modems, up from 461 thousand in the comparable period of the prior year. Sales of transmission products were $358.8 million, up slightly from the first nine months of last year. International sales totaled $254.6 million, an increase of 3 percent from last year. The increase from the prior year was due primarily to an increase in shipments to customers in both Europe and Canada and the favorable impact of Euro-based operations discussed above, partially offset by a decline in sales to customers in the Asia-Pacific and Latin America regions.

Also during the first nine months of the prior fiscal year, we reached an agreement with German cable operator ish related to work orders which had been suspended or cancelled during the fourth quarter of fiscal year 2002 and our exposure in accounts receivable and inventory related to ish. We received a cash payment of $22.0 million, notes denominated at $19.0 million which we sold for $11.5 million, and preferred equity in a newly formed entity, Kabelnetz. In connection with this transaction, we recorded sales of $4.4 million and charged $10.9 million to cost of sales for in-process inventory retained by ish. During the first nine months of fiscal year 2004, we sold the shares in Kabelnetz and recognized a gain of $6.8 million from the transaction.

Gross margin was 36.9 percent of sales for the three months ended April 2, 2004, 2.8 percentage points higher than the comparable quarter of the prior year. The increase in gross margin percent relative to last year was primarily the result of the increase in sales volume, material cost reductions achieved through the re-design of products, increased effectiveness of procurement, and improved efficiencies in manufacturing. These improvements more than offset the negative impact of declines in the average selling prices of products and the shift to a higher mix of Explorer 8000 digital set-top shipments, which have a gross margin lower than the company average. A continued shift to a higher mix of Explorer 8000 set-tops might negatively impact our gross margin as a percent of sales. In addition, gross margin on transmission products in the three months ended April 2, 2004 improved over the prior year due primarily to favorable product mix, reductions in material costs and the consolidation of certain product lines we acquired when we purchased BarcoNet into our Juarez, Mexico factory.

Gross margin was 37.3 percent of sales for the nine months ended April 2, 2004, 3.4 percentage points higher than the prior year. The leverage associated with a 19 percent increase in sales, coupled with the continued benefits of cost reductions through product redesign, the increased effectiveness of procurement, and improved manufacturing efficiencies, more than offset the negative impact of declines in the average selling prices of products and the shift to a greater mix of Explorer 8000 digital set-tops, which currently have a lower gross margin than the company average. In addition, the gross margin of transmission products improved during the first nine months of this year compared to the prior year. This improvement was related primarily to an increase in the shipments of higher margin transmission satellite and headend products in the current fiscal year as compared to the prior fiscal year, combined with material costs savings gained through the efficiencies of procurement and other costs savings obtained from the various restructuring actions taken over the last twenty-one months. During the nine months ended March 27, 2003, the ish settlement discussed above negatively impacted gross margins by $6.5 million, or 0.8 percentage point.

Sales and administrative expenses of $51.8 million and $147.8 million in the three and nine months ended April 2, 2004 increased $5.3 million and $6.3 million, respectively, over the comparable periods of the prior year. The year-over-year increases were primarily due to higher incentive accruals on performance-based plans related to our improved profitability and higher payroll taxes and health care costs. These increases were partially offset by lower professional fees and reductions in amortization expense of intangible assets in fiscal year 2004 as compared to fiscal year 2003.

Research and development expenses for the quarter ended April 2, 2004 were $39.0 million, up $3.2 million over the prior year. Research and development expenses for the nine months ended April 2, 2004 were $110.2 million, down slightly from the prior year. For the quarter and nine months ended April 2, 2004, research and development expenses increased year-over-year due to incremental hiring of engineers related to new set-top designs, higher incentive accruals on performance-based plans related to our improved profitability and higher payroll taxes and health care costs. These year-over-year increases were

13 of 35

offset partially by the higher capitalization of software development costs in the three and nine months ended April 2, 2004 as compared to the comparable periods of the prior year and the benefits realized from previously announced restructurings. During the three and nine months ended April 2, 2004, we capitalized $4.2 million and $14.0 million, respectively, of software development costs, compared to $3.1 million and $5.2 million in the three and nine months ended March 27, 2003. The year-over-year increases in the capitalization of software development costs were driven primarily by increased development costs related to the Explorer 8300 Multi-Room™ DVR product, product enhancements for customers and products for expansion into new markets, such as a version of the Explorer interactive digital set-top for the Japanese market. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products and transmission products.

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission businesses, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. We recorded restructuring charges of $0.1 million and $1.4 million, primarily for severance, during the quarter and nine months ended April 2, 2004, respectively. We do not anticipate recording any significant additional restructuring charges in the fourth quarter of fiscal year 2004.

Interest income of $4.2 million and $12.3 million in the three and nine months ended April 2, 2004 declined $0.5 million and $4.1 million, respectively, from the comparable periods of the prior year. These declines were due to lower average interest rates in fiscal year 2004 as compared to the prior year.

Other income for the quarter ended April 2, 2004 of $4.6 million included a gain of $2.2 million from the sale of a marketable security and various other items which resulted in additional income, none of which was individually significant.

In addition to the gain on the sale of a marketable security, other income of $5.9 million for the nine months ended April 2, 2004 included a gain of $6.8 million from the sale of shares of Kabelnetz NRW Limited (Kabelnetz), which had been received as part of the termination settlement with German cable operator ish GmbH & Co. KG (ish) in the second quarter of fiscal year 2003, foreign exchange gains, gains in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of the satellite networks business to ViaSat. In connection with this transaction, we utilized $2.9 million of liabilities which had been previously established related to indemnifications to ViaSat, primarily for warranty. In addition to the gains from the sales of marketable securities discussed above, other income for the nine months ended April 2, 2004 included gain of $1.9 million from the sale of another marketable security, charges of $1.8 million from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

Other expense for the quarter ended March 28, 2003 of $8.9 million included $6.8 million of losses from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities. Other expense for the nine months ended March 28, 2003 of $21.4 million included losses of $17.9 million from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities and $3.3 million from the decline in the market value of short-term investments. These losses were partially offset by a net gain of $2.5 million from the settlement of a collar on a warrant to purchase common stock of a public company and the related warrant. There were no other significant items in other (income) expense for the three or nine months ended March 28, 2003.

The effective tax rate for the three and nine months ended April 2, 2004 was 32 and 34 percent of pre-tax earnings, respectively. Following the completion of the fiscal year 2003 income tax returns, we reduced our effective tax rate in the third quarter of fiscal year 2004 to 32 percent from 35 percent to reflect our revised estimates of the impact on the tax rate of research and development credits and export incentives in fiscal year 2004. We expect the effective rate for fiscal year 2004 will be approximately 34 percent of pre-tax income, unchanged from the prior year.

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

14 of 35

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable and inventory reserves, asset impairments, accrued liabilities and other liabilities, principally relating to warranty provisions and the pension benefit liability.

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

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

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

15 of 35

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $7.8 million and $8.6 million were included in Other assets in the Consolidated Statements of Financial Position at April 2, 2004 and June 27, 2003, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $35.5 million and $36.0 million at April 2, 2004 and June 27, 2003, respectively.

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

16 of 35

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

Goodwill Impairment

We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the component level (subscriber and transmission businesses). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

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

Pro forma stock-based compensation expense, net of tax, was $29.7 million and $50.8 million for the nine months ended April 2, 2004 and March 28, 2003, respectively. These amounts are significant and fluctuate significantly due to the relatively high and increasing volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and an increase in the number of options granted as we have shifted more of our compensation to options from restricted stock.

New Accounting Pronouncements

The FASB recently issued FASB Staff Position (FSP) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” Interpretation No. 46 “Consolidation of Variable Interest Entities” and EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-1 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ACT). FSP No. 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. We are currently evaluating the impact of the ACT and have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No. 106-1. We are unable to predict at this time the impact of the ACT and the provisions of FSP No. 106-1 on our results of operations or financial position.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this Statement are effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted the interim period disclosure provisions of SFAS No. 132, which are reflected in Note H, in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities. During the quarter ended April 2, 2004, we completed our evaluation of entities in which we hold equity investments and determined that they were not variable interest entities as defined in Interpretation No. 46.

17 of 35

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the first three quarters of fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in the second and third quarters of fiscal year 2004.

Off-Balance Sheet Financing Arrangements

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia, which was completed in the third quarter of fiscal year 1999. The initial occupancy term is seven years and expires in July 2004. Three five-year extensions of the lease term are available to Scientific-Atlanta. Lease payments equal the interest on the $36.0 million at a fixed rate of 6.51 percent per annum. A final lease payment of $36.0 million is due at the termination of the lease. We can also purchase the buildings financed with this arrangement at any time for $36.0 million. We are planning to make the final lease payment of $36.0 million and purchase the building in July 2004.

The lease qualifies as an operating lease under Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as amended. The lessor is a non-bank, general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta has no ownership interest in the lessor or the financial institution. We have evaluated the provisions of Interpretation No. 46 “Consolidation of Variable Interest Entities” and have concluded that these provisions do not apply to this arrangement. Accordingly, the assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

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

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer and PowerTV are registered trademarks of Scientific-Atlanta, Inc. Multi-Room and WebSTAR are trademarks of Scientific-Atlanta, Inc.

18 of 35

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

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts to sell approximately 33,220 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts. We settled the portion of these contracts related to ish and recorded charges of $3,106 for ineffectiveness in Other (income) expense in the first nine months of fiscal year 2003.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Firmly committed purchase exposure and related hedging instruments at April 2, 2004 were as follows:

	Canadian Dollars	British Sterling	Euros
Firmly committed purchase (sale) contracts	12,488	(1,098)	(230)
Notional amount of forward contracts	12,200	(1,100)	(210)
Average contract amount (Foreign currency/United States dollar)	1.33	0.68	0.80

At April 2, 2004, we had unrealized losses of $48, net of tax benefits of $29, related to the Canadian dollar foreign exchange forward contracts, which were included in accumulated other comprehensive income.

Unrealized gains and losses on the British sterling and Euro foreign exchange forward contracts, which have not been designated as hedges under the provisions of SFAS No. 133, are recognized in Other (income) expense. During the nine months ended April 2, 2004 and March 27, 2003, we recorded gains of $110 and losses of $172, respectively, related to these contracts. These contracts hedge our exposure on sterling-based and Euro-based receivables.

Scientific-Atlanta has no derivative exposure beyond the third quarter of fiscal year 2005.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in accumulated other comprehensive income. We had unrealized gains of $1,028, net of tax of $630, at April 2, 2004. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded realized gains of $4,496 on the sale of non-current marketable securities in the first nine months of fiscal year 2004. No such gains or losses were recorded in the first nine months of fiscal year 2003. We recorded losses of $6,875 in the first nine months of fiscal year 2003 from the other-than-temporary decline in the market value of marketable securities. No such losses were recorded in the first nine months of fiscal year 2004.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first nine months of fiscal year 2004, we recorded unrealized losses of $236 related to the decline in the fair value of warrants in Other (income) expense. During the first nine months of fiscal year 2003, we recorded unrealized losses of $748 related to the decline in the fair value of the warrants and a realized gain of $2,491 from the settlement of a collar and related warrant in Other (income) expense.

19 of 35

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $1,831 and $10,996 in the first nine months of fiscal years 2004 and 2003, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. We also recorded gains of $6,860 in Other (income) expense from the sale of certain investments in privately-held companies during the nine months ended April 2, 2004. No such gains or losses were recorded in the nine months ended March 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer, James F. McDonald, and our Senior Vice President, Chief Financial Officer and Treasurer, Julian W. Eidson, of the effectiveness of the design and operation of Scientific-Atlanta’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the fiscal quarter covered by this report. Based on such evaluation, Scientific-Atlanta’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Scientific-Atlanta’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Scientific-Atlanta in the reports that it files or submits under the Exchange Act.

There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

20 of 35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Gemstar-Related Legal Proceedings

As previously reported in our Form 10-K for fiscal year 2003 and our Form 10-Q for first quarter of fiscal year 2004, we have filed several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred hereafter as “Gemstar.”

In the Multi-District Proceedings, which we filed in December 1998 alleging that Gemstar has violated federal antitrust laws and has misused certain patents and seeking damages and an injunction, the U.S. District Court in Atlanta issued an order on March 26, 2004 granting our motion for summary judgment of non-infringement of Gemstar’s U.S. Patent No. 5,915,068 as to our Explorer and 8600X product lines. The court then issued an order on March 30, 2004 granting our motion for summary judgment of non-infringement of Gemstar’s U.S. Patent No. 4,908,713 as to the 8600X product line. Gemstar previously stipulated that the Explorer product line does not infringe the ‘713 patent. In March 2004, in connection with the antitrust action, the court also granted Gemstar’s motions for partial summary judgment in connection with two of our antitrust claims.

In connection with the Scientific-Atlanta Patents Proceedings, which we filed in April 1999 alleging that Gemstar and StarSight infringe certain of our patents and seeking damages and injunctive relief, the U.S. District Court in Atlanta issued in April 2004 an order adopting in its entirety the September 23, 2003 Report and Recommendation construing the claims of the Scientific-Atlanta patents-in-suit against Gemstar.

In connection with the Personalized Media Communications Proceeding (PMC), which was filed by PMC in the United States District Court for the Northern District of Georgia in March 2002 alleging patent infringement and seeking an injunction and unspecified monetary damages, the U.S. District Court in Atlanta held a Markman Hearing in February 2004 to construe the claims of the seven PMC patents at issue in the case.

Class Action-Related Legal Proceedings

As previously reported in our Form 10-K for fiscal year 2003 and our Form 10-Q for second quarter of fiscal year 2004, Paul Thompson, a shareholder, filed a putative shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia, against certain directors and officers of Scientific-Atlanta in April 2002, which was not served on us or the other defendants. The complaint was dismissed in June 2003, then re-filed in November 2003, and subsequently served on Scientific-Atlanta. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001 alleging violations of the federal securities laws by us and certain of our officers. This plaintiff shareholder is seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on March 18, 2004.

Adelphia Matters

As previously reported in the Form 10-Q for the second quarter of fiscal year 2004, we were added as a co-defendant in January 2004 in a previously-filed purported securities action in the United States District Court for the Southern District of New York (MDL No. 03-MD-1529 (LMM)). The suit is an individual action brought by W.R. Huff Asset Management Co., LLC, reportedly on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia Communications Corporation and Arahova Communications Inc. The complaint alleges that certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors are liable to plaintiff for various alleged securities laws violations by Adelphia and certain of Adelphia’s former management. It alleges that certain commercial transactions between Adelphia and Scientific-Atlanta relating to Adelphia’s purchase of digital set-top boxes and a marketing support arrangement and the related accounting treatment by Adelphia resulted in violations of the anti-fraud provisions of the federal securities laws with respect to the purchasers of Adelphia’s securities in whose interest the plaintiff purports to act. The complaint does not allege any impropriety as to our financial statements or statements made to our investors. The plaintiff is seeking to recover damages from us in an unspecified amount. In the Huff suit, Scientific-Atlanta filed a motion to dismiss on March 8, 2004.

We were also added as a co-defendant in December 2003 in another previously-filed purported securities action in the United States District Court for the Southern District of New York (MDL No. 03-MD-1529 (LMM)). This suit is an individual action brought by Joseph and Evelyn Stocke who allege that they are purchasers of the common stock of Adelphia Communications Corporation. This complaint is based on the same commercial transactions between Adelphia and Scientific-

21 of 35

Atlanta that are at issue in the Huff action described in the second quarter fiscal year 2004 Form 10-Q and similarly names as defendants certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Plaintiffs have asserted a claim against Scientific-Atlanta for “aiding and abetting” the common law fraud of Adelphia and its former management. The complaint does not allege any impropriety as to our financial statements or statements made to our investors. The plaintiffs are seeking to recover damages from us in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on April 12, 2004. Scientific-Atlanta intends to vigorously defend the claim.

Item 2. Changes in Securities and Use of Proceeds.

During the first nine months of fiscal year 2004, no purchases of our common stock were made by or on behalf of Scientific-Atlanta. In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of April 2, 2004, there were 9,441,000 available that may yet be purchased under the February 2003 stock repurchase plan.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements

(b)	During the third quarter of fiscal year 2004, we filed one Current Report on Form 8-K dated January 22, 2004 with respect to Item 12 - Results of Operations and Financial Condition.

22 of 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: May 12, 2004	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and duly
authorized signatory of the Registrant)

23 of 35