Form 10-K
period 2004-07-02
SCIENTIFIC ATLANTA INC
filed 2004-09-13
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2004

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        Yes  ☒        No  ☐

As of January 2, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Scientific-Atlanta common stock on such date was $4,290,114,614.

As of August 27, 2004, the Registrant had outstanding 153,444,696 shares of common stock.

Documents Incorporated by Reference:

Specified portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

Certain Selected Exhibits Included in 2004 Annual Report to Shareholders:*

Exhibit 21 —	Significant Subsidiaries of Scientific-Atlanta
Exhibit 23 —	Consent of Independent Auditors
Exhibit 31.1 —	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 —	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 —	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 —	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 —	Cautionary Statements
Exhibit 99.2 —	Glossary of Terms
*	A copy of Scientific-Atlanta’s Annual Report on Form 10-K, including financial statements and schedule, filed with the Securities and Exchange Commission for the fiscal year ended July 2, 2004, is included in the 2004 annual report to shareholders. Copies of any exhibit to the Form 10-K not included in the 2004 annual report will be furnished on request and upon the payment of Scientific-Atlanta’s expenses in furnishing such exhibit. Any request for exhibit(s) should be in writing addressed to Michael C. Veysey, Senior Vice President and Corporate Secretary, Scientific-Atlanta, Inc., 5030 Sugarloaf Parkway, Lawrenceville, Georgia 30044.

PART I

In this Form 10-K, the words “Scientific-Atlanta,” “we,” “our,” “ours,” and “us” refer to Scientific-Atlanta, Inc. and its subsidiaries. For your reference, we have included a glossary of technical terms in Exhibit 99.2.

Our fiscal year ends on the Friday closest to June 30 of each year. Fiscal years 2003 and 2002 consisted of fifty-two weeks; fiscal year 2004 included fifty-three weeks. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 2002 refers to our fiscal year ended June 28, 2002, fiscal year 2003 refers to our fiscal year ended June 27, 2003 and fiscal year 2004 refers to our fiscal year ended July 2, 2004.

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

General

Established as a Georgia corporation in 1951, Scientific-Atlanta, Inc. has evolved from a manufacturer of electronic test equipment for antennas and electronics to one of the leading providers of end-to-end networks used by programmers and cable operators and a provider of worldwide customer service and support for the cable television industry. We operate in one reportable segment, Broadband.

In November 2002, we acquired from Arris International, Inc. (Arris) certain transmission product lines, including analog optics, nodes and radio frequency (RF) electronics products used in broadband cable networks. Additionally, in November 2002, we acquired from ChanneLogics, Inc. (ChanneLogics), a software developer, software, technology and other assets that can provide cable operators visibility to their high-speed data traffic and bandwidth consumption and allow them to identify potential bottlenecks and efficiently plan capacity expansion. In January 2002, we acquired BarcoNet NV, a Belgium-based, leading provider of multimedia distribution solutions for broadband cable and broadcast applications, as well as terrestrial, telecom, satellite and wireless applications, particularly in Europe. The results of operations of BarcoNet for the twelve months ended July 2, 2004 and June 27, 2003, and six months ended June 28, 2002 are included in our Consolidated Statements of Earnings from the date of acquisition.

Our Internet website address is www.scientificatlanta.com, and we will make available free of charge on or through our investor relations website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We have also posted to our website the Scientific-Atlanta Code of Conduct, which applies to Scientific-Atlanta’s directors and employees, including our chief executive officer, chief financial officer and controller. We will disclose any amendment to, or waiver from, a provision of our Code of Conduct that applies to a director or an executive officer, including the chief executive officer, chief financial officer or controller by posting such information on the Internet website described above. We will provide the Code of Conduct in print free of charge to a shareholder who requests such printed version in writing addressed to Office of General Counsel, Scientific-Atlanta, Inc., 5030 Sugarloaf Parkway, Lawrenceville, GA 30044.

Products and Services

We are a producer of a wide variety of broadband products which deliver entertainment, information and communications from content originators to end-users (consumers and, to a lesser extent, businesses). This content is delivered via hybrid fiber coax (HFC) networks and, in some cases, all-fiber networks comprised of equipment and software that reside at the programmer’s facility, at the operator’s headend (or “central office”), in the outside transmission plant (whether underground or above ground), and in the homes of consumers.

Our products include products that reside in consumers’ homes and businesses, including digital interactive set-tops (and software applications for such set-tops), high-speed data and voice modems, and data networking products; integrated computer systems and software at the operators’ headends, which systems manage video and data services for large networks, often comprising hundreds of thousands of consumers; RF electronics products that provide connectivity within the neighborhoods to each consumer’s home; optical nodes, which convert optical signals into RF signals for transmission via coax cable into subscribers’ homes, and convert reverse path RF signals into optical signals for transmission via fiber back to the headend; optical communications products that transport information within metropolitan areas to individual neighborhoods; and satellite communications equipment that transports programming from its source to geographically distributed headends. In addition, our products include services, including the ability to install, configure and integrate products of our own design and manufacture with those from other companies to create complete networks for our customers.

In the discussion of our primary products which follows, we indicate the percentage of our sales represented by each product only when sales of that product were equal to, or greater than, 10 percent of our total sales in any of the last three years.

We sell our digital set-top product under the brand name Explorer®. This product enables subscribers to access a variety of interactive digital television services developed by us and third parties. Sales of our Explorer digital set-tops constituted approximately 62 percent, 56 percent and 52 percent of our total sales in fiscal years 2004, 2003 and 2002, respectively.

We ship a variety of Explorer digital set-top models in order to meet the various entertainment needs of consumers. The various models include:

•	Standard-definition (SD) basic digital set-tops: These devices allow consumers who subscribe to service from their local MSO to access encrypted digital video and audio content and make use of a variety of interactive applications. These applications include interactive program guide, video-on-demand services, pay-per-view offerings, games and music. We introduced these models during fiscal year 1999.

•	Standard-definition DOCSIS (Data Over Cable System Interface Specification) enabled digital set-tops: In addition to the functionality of a basic digital set-top, these devices incorporate DOCSIS-based signaling capabilities. We introduced these models during fiscal year 2003.

•	High-Definition (HD) digital set-tops: In addition to the functionality of a basic digital set-top, these devices enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the other interactive services offered by a Multiple System Operator (MSO). We introduced these models during fiscal year 2002.

•	Digital Video Recorder (DVR) set-tops: In addition to the functionality of a basic digital set-top, these devices enable subscribers to pause, stop, rewind, fast forward, record and replay live analog and digital television content using a built-in hard drive. We introduced these models during fiscal year 2003.

•	HD-DVR set-tops: These devices combine the functionality of the HD set-top and the DVR set-top in a single device. We introduced these models during fiscal year 2004.

•	Multi-Room DVR set-tops: These devices allow consumers to access their recorded content on as many as three additional television sets within their home, using existing in-home wiring and existing non-DVR Explorer interactive digital set-tops. We introduced these models during the fourth quarter of fiscal year 2004 and expect to begin shipments during the first quarter of fiscal year 2005.

Related to the Explorer set-top product, we sell integrated computer systems and software that manage video and data services for large networks, often comprising hundreds of thousands of consumers. These products typically are installed at the operators’ headend or distribution hub facilities.

We sell our high-speed data modem product under the brand name WebSTAR™. Our high-speed data modem product is designed to enable subscribers to access high-speed data communication services over HFC (hybrid fiber coax) networks. Our most recent models add functionality to basic data communications in order to further enhance their value to subscribers. The various modem models include:

•	High-speed data modems: This model makes use of the DOCSIS standard to enable consumers’ access to entertainment, communications and information via the Internet. We introduced high-speed data modem models during fiscal year 2001.

•	Embedded Media Terminal Adapter (EMTA) modems: This model enables operators to offer advanced telephone services and high-speed data service from one device. Using the EMTA, subscribers are able to communicate via telephone using voice over internet protocol (VOIP). We began shipments of EMTA modems during the fourth quarter of fiscal year 2004.

•	Home Gateway modems: This model combines a high-speed data modem, router and wireless access point with four Ethernet ports in one device. This modem has been designed for the small office or home office and will support a number of commercial features for the small business market. We began small volume shipments of Home Gateway modems during the fourth quarter of fiscal year 2004.

We sell our digital encoder, content distribution and integrated receiver/decoder products under the brand name PowerVu®. These products are sold primarily to television programmers, public and private broadcasters and cable television operators and provide the capability to transmit television programming over a satellite link from a central location to large numbers of geographically distant cable television headends.

We sell a wide variety of products that process analog and digital television signals at cable operators’ headends and other facilities distributed in their networks. Included among these products are analog television modulator and demodulator products, digital modulators, encoders and decoders that we sell under the brand name Continuum®. We sell software products designed to assist operators in managing and controlling their networks under the brand name ROSA®.

We sell analog and digital optoelectronics products under the brand name Prisma®. These products may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. These products enable operators to transmit various types of content, including entertainment, information and communications, over an optical network and provide a reverse path for the end user customer to communicate back through the network to a variety of services. Sales of our optoelectronic products constituted approximately 9 percent, 9 percent and 11 percent of our total sales in fiscal years 2004, 2003 and 2002, respectively.

We sell products that allow network operators to offer video, data and voice communications services to commercial customers (as distinct from consumers) under the brand names Prisma IP™ and BroadLAN™. The BroadLAN product is designed to provide such services over a hybrid fiber coax network, and Prisma media converters and Prisma IP E100 series products are designed to provide such services over an all-fiber network. All of these products were introduced in fiscal year 2004.

We sell products that convert network signals from an optical format to an electronic format and products that amplify electronic signals carried over coaxial cable under the brand name GainMaker®. In fiscal year 2004, we announced a 1GHz bandwidth capability for the GainMaker RF amplifier and optical node platform, which can be used by network operators to manage and expand the productivity of existing bandwidth, as well as enhance overall bandwidth to support future 1 GHz networks. In addition to these products, we sell a variety of small network components known in the industry as taps and passives.

We have consolidated most of our service functions into a single professional services organization, SciCare™ Broadband Services. SciCare Broadband Services provides integration, installation, management and consulting services that can improve the efficiency of a broadband network and help optimize services offered by the network operator. We also offer software and systems integration and other consulting services that are not limited to Scientific-Atlanta products and can help a variety of customers implement video, voice and data services on converged networks.

During fiscal year 2004, we announced several new products designed to help customers more effectively retrieve and protect data in their networks. We introduced the Retriever™ Set-Top Telemetry Diagnostics and Viewership Measurement solution. This product offering can provide the operator improved insight into consumers’ viewership habits, while protecting the consumers’ privacy. It also allows the operator to proactively monitor set-top and network performance at the subscriber’s TV set. Additionally, we announced the OSS Automated Backup solution and a Disaster Recovery system for the Scientific-Atlanta Digital Network Control System (DNCS), both of which are designed to minimize the impact of service interruptions.

Customers

Our primary customers are cable television operators, although we also serve television programmers and broadcasters, corporations, telephone companies, municipal utilities and other broadband service providers.

The cable television industry is comprised of many cable systems. In the United States, a small number of large cable television MSOs own a large portion of the cable television systems. Customers that accounted for 10 percent or more of our total sales in fiscal years 2004, 2003 or 2002 were as follows:

	2004	2003	2002
Time Warner Inc.	19%	21%	25%
Cablevision Systems	15%	19%	—%
Comcast Corporation	11%	11%	7%
Cox Communications, Inc.	9%	6%	12%
Charter Communications, Inc.	6%	5%	14%
All other customers	40%	38%	42%

Total	100%	100%	100%

Prior year percentages for Time Warner have been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales to customers outside the United States constituted 20 percent, 22 percent and 20 percent of our total sales for fiscal years 2004, 2003 and 2002, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2004, 2003 or 2002, except for the United States. See Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Backlog

Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. Scientific-Atlanta’s backlog as of July 2, 2004 and June 27, 2003 was $497,229,000 and $394,882,000, respectively. We believe that approximately 90 percent of the backlog existing at July 2, 2004 will be shipped within the succeeding fiscal year. At July 2, 2004, backlog contained orders for approximately 1,305,000 Explorer digital set-tops.

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

Expenditures in the last three fiscal years were principally for the development and integration of features, products and systems for our interactive broadband networks, including software and hardware development and integration related to our digital set-top and digital network products, and optoelectronic products, which include our Internet Protocol (IP)-based transport systems, PowerVu products and BarcoNet products (since acquisition in January 2002). In fiscal years 2004, 2003 and 2002, our research and development expenses were $149,233,000, $146,596,000 and $148,652,000, respectively.

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

Our key manufacturing facilities are located in Juarez, Mexico and Kortrijk, Belgium. During fiscal year 2002, we completed the transfer of all of our Atlanta-based manufacturing to our Juarez facility and currently approximately 90 percent of our in-house manufacturing is being performed in our Juarez facility. At full operation, the Juarez factory has the capability to run three shifts during the week and additional weekend shifts, if needed. During fiscal year 2004, we ran a third shift and weekend shifts on certain products to satisfy product demand and to alleviate production bottlenecks. Due to our concentration of manufacturing in Juarez, we have considered appropriate business continuity and disaster recovery plans. However, we are unable to predict the impact on our results of operations, which may be materially adverse, of any type of disaster at this facility.

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Our long-lived assets in the United States, Mexico, and Belgium were, respectively:

•	43 percent, 11 percent and 40 percent of total long-lived assets in fiscal year 2004;

•	44 percent, 12 percent and 39 percent of total long-lived assets in fiscal year 2003; and

•	47 percent, 14 percent and 36 percent of total long-lived assets in fiscal year 2002.

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

We consider our sources of supply to be adequate. However, from time to time, we could experience shortages of certain electronic components from our suppliers, and these shortages might have a material effect on our operations. Certain of the components contained in our products are custom components, such as silicon semiconductor products and lasers that can be supplied only by a sole vendor that may concentrate the manufacture of such component in only one location. A reduction, delay or interruption in supply or a significant change in price of one or more of these components could adversely affect our business, operating results and financial condition.

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc., Advanced Micro Devices, ATI Technologies, Inc., and Broadcom Corporation are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

•	Philips Semiconductors B.V. and Motorola are our primary providers of cable television hybrids for use in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates and Murata Electronics of North America, Inc. are our primary suppliers of “canned” tuners; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps.

Employees

As of July 2, 2004, we employed approximately 7,538 regular full-time and part-time employees and approximately 152 additional temporary workers employed through employment agencies. We believe our employee relations are satisfactory.

Competition

Our products compete with those of a substantial number of companies worldwide. Our Explorer digital set-tops, digital headends, and related software products compete with products from a number of companies. These include:

•	Companies that develop and sell substitute products that are distributed by direct broadcast satellite (DBS) service providers through a variety of channels, including retail channels. These products may be subsidized by DBS operators, and they may be sold together with services that are not available from cable operators. Although these products are not directly competitive with respect to sales of our products to our MSO customers, these substitute products are competitive with our MSO customers’ cable services and products, and affect the end-user consumer demand for our products.

•	Companies that develop and sell products entirely of their own design and companies that license technology from us. It is possible that some of these directly competitive products could be sold through retail channels, and thus we may be subject to competition from a variety of companies with retail brands that are more familiar to consumers than ours. These competitors may include companies in the personal computer and consumer electronics industries.

The Federal Communications Commission (FCC) has mandated that digital tuners be incorporated into all television sets greater than 13 inches and all television receiving equipment such as VCRs and DVD players by July 1, 2007. Thus, television manufacturers may soon integrate into their products some of the technology that also is available in our set-top products.

On October 9, 2003, the FCC released rules for digital “plug and play” cable compatibility. The new rules generally follow, with some modification, the technical, labeling and encoding rules originally set forth in a December 19, 2002 Memorandum of Understanding (MOU) between various cable television and consumer electronics companies. The MOU contained both voluntary and inter-industry agreements and a package of regulatory proposals. The new rules will permit consumer electronics companies to manufacture television sets or other consumer electronics products with “plug and play” functionality for one-way digital cable services, including typical cable programming as well as premium services. Consumers with such television sets will need to obtain a security card also known as a CableCARD to be inserted in the television set in order to receive such cable services. In accordance with the FCC rules, we made available CableCARDs compatible with our Explorer set-top products and our PowerKey® encryption and conditional access system before July 1, 2004.

Related to the FCC “plug and play” rules, companies in a variety of businesses, including cable television, direct broadcast satellite, television and movie production, consumer electronics, retail, software products, and communications technology products, have held a series of meetings with the objective of establishing a standard for a two-way CableCARD. Such a device would enable consumers with compatible television sets or other consumer electronics products to receive services requiring two-way communications, such as video-on-demand, subscription video-on-demand, and free on-demand services without a set-top. Consumers with such television sets would need to obtain a two-way CableCARD to be inserted in the television set or other consumer electronics equipment in order to receive such cable services. At this time, the FCC has not established a completion date for this effort.

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

Our products that are used by operators to process and transmit entertainment, information, and communications over their networks compete with products from a number of companies. These products increasingly conform to standards widely adopted in the information technology and telecommunications industries and, as a result, new competitors may enter the markets for these products.

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

We own and lease office, manufacturing and warehouse facilities in the United States and in other countries. Our principal locations are described below:

•	At our Sugarloaf facility in Lawrenceville, Georgia, we own and lease approximately 582,000 square feet of office space that houses our corporate headquarters, research and development facilities, and sales and marketing facilities. In July 2004, we acquired the office space we had previously leased at our Sugarloaf facility.

•	At our factory in Juarez, Mexico, we own approximately 339,000 square feet of space where approximately 90 percent of our in-house manufacturing is being performed.

•	In El Paso, Texas, we lease approximately 151,000 square feet of warehouse space.

•	In Kortrijk, Belgium, we own approximately 153,000 square feet of space that houses additional research and development, sales and marketing, administrative and manufacturing facilities.

•	In Kortrijk, Belgium, we also lease approximately 35,000 square feet of warehouse space where our European Logistics Center is housed.

Given our significant international operations, our future sales and results of operations could be adversely affected by a variety of political and economic factors in various geographic regions, including foreign currency fluctuations, changes in a specific country’s or region’s political conditions or changes or continued weakness in economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures and unexpected changes in regulatory requirements.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia Matters

Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department; two of Adelphia’s former senior executives were recently found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta and the manner in which Adelphia accounted for such arrangement. The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta, and the government has interviewed Scientific-Atlanta personnel with respect to the Adelphia agreement. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We are a co-defendant in two individual actions and one putative class action pending in the U.S. District Court for the Southern District of New York (03 MD 1529 (LLM)) that relate to, among other issues, the marketing support agreement between Adelphia and Scientific-Atlanta. Motorola has also been named as a defendant in these suits. The suits allege that Scientific-Atlanta should be liable to investors in Adelphia’s securities based on the marketing support agreement and Adelphia’s accounting treatment for that arrangement. These actions do not allege any impropriety as to our financial statements or statements made to our investors. The damages sought in these actions are in an unspecified amount. In the individual suit brought by W.R. Huff Asset Management Co., LLC. we were added as a co-defendant in January 2004. The Huff suit purports to be on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia Communications Corporation and Arahova Communications Inc. The complaint names certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”). Scientific-Atlanta filed a motion to dismiss the Huff suit on March 8, 2004. We were also added as a co-defendant in December 2003 in an individual action brought by Joseph and Evelyn Stocke who purportedly are purchasers of Adelphia Communications Corporation common stock. The complaint names certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the 1934 Act and/or “aided and abetted” the common law fraud of Adelphia and its former management. Scientific-Atlanta filed a motion to dismiss the Stocke suit on April 12, 2004. In July 2004, a putative securities class action was filed by Argent Classic Convertible Arbitrage Fund L.P., et al. purportedly on behalf of investors in securities of Adelphia Communications Corporation. The suit names Scientific-Atlanta and two of its officers, and alleges that Scientific-Atlanta violated Section 10(b) of the 1934 Act and that the officers violated Section 20(a) of the 1934 Act. We will file a motion to dismiss the Argent suit.

Charter Matters

Charter Communications, Inc. (Charter) is one of Scientific-Atlanta’s major customers. Several members of its former management are the subjects of criminal charges brought by the Justice Department. In January 2003, the Justice Department subpoenaed records concerning Scientific-Atlanta’s marketing support and advertising agreements with Charter. In February 2003, the SEC issued a similar subpoena concerning Charter. The government has interviewed Scientific-Atlanta personnel with respect to the Charter agreements. In July 2003, a federal grand jury indicted certain former Charter officers. In July 2004, Charter settled all civil charges brought by the SEC. Charter’s accounting for its advertising agreement with Scientific-Atlanta in calendar year 2000 is one aspect of the charges contained in the indictment and the recent SEC settlement. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We became a co-defendant on June 17, 2003 in previously-filed purported securities class actions pending against Charter and certain of Charter’s present/former officers and directors in the U.S. District Court of the Eastern District of Missouri. Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The consolidated complaint further alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of the federal securities laws as to investors in Charter’s securities. The consolidated complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on September 9, 2003. On August 5, 2004, Charter announced that it had reached a tentative settlement agreement with the plaintiffs in these cases, which must be approved by the court. This proposed settlement does not include Scientific-Atlanta.

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the U.S. District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint. The District Court then certified for appeal to the Eleventh Circuit Court of Appeals an issue related to its decision on the motion to dismiss. On June 22, 2004, the Eleventh Circuit affirmed the District Court’s order denying our motion to dismiss and the case will now proceed in the District Court. Plaintiffs are seeking to recover damages in an unspecified amount.

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

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the U.S. District Court for the Northern District of Georgia. The action was brought by Randolph Schaubs against Scientific-Atlanta, three of its officers, and certain directors and alleged breaches of fiduciary obligations to participants in Scientific-Atlanta’s 401(k) plan, based on substantially the same factual allegations as the class action described above. On November 10, 2003, the court granted plaintiff’s motion to amend the complaint to remove all ERISA and class action claims and to convert the complaint into an individual claim based on damages under the Georgia securities and fraud laws. The plaintiff seeks unspecified equitable and monetary relief. Plaintiff filed his amended complaint on November 18, 2003 and defendants filed a motion to dismiss on January 21, 2004. On August 6, 2004, the court ruled on the motion and dismissed without prejudice the directors and one officer, as well as the common law fraud claim. The court denied the remainder of the motion to dismiss.

Gemstar-Related Legal Proceedings

We have filed several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.”

Multi-District Proceedings

On December 3, 1998, we filed an action against Gemstar in the U.S. District Court for the Northern District of Georgia (Atlanta). The suit alleges that Gemstar has violated federal antitrust laws and has misused certain patents. We seek damages, an injunction and a declaration that eight Gemstar patents related to interactive program guides are invalid, unenforceable and not infringed by our products. On December 4, 1998, Gemstar filed a responsive action against us in the U.S. District Court for the Central District of California alleging infringement of two of the same patents involved in the Atlanta suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief.

We have been granted summary judgment of non-infringement of seven Gemstar patents challenged in the Georgia action, U.S. Patent Nos. 5,508,815; 5,568,272; 4,751,578; 5,038,211; 5,293,357; 5,915,068 and 4,908,713. The parties have also filed a consent order to dismiss all claims of infringement and invalidity related to the eighth Gemstar patent in this action, U.S. Patent No. 4,963,994.

On March 14, 2003, in the Atlanta antitrust action, Gemstar filed three motions for partial summary judgment on three of our antitrust claims. The court granted these motions in March of 2004. Discovery on the remaining issues of antitrust damages suffered by Scientific-Atlanta is currently scheduled to close in January 2005.

Scientific-Atlanta Patents Proceedings

On April 23, 1999, we filed a patent infringement action against Gemstar in U.S. District Court in Atlanta. On July 23, 1999, we filed a patent infringement action against StarSight Telecast, Inc. (“StarSight”), a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta. These suits allege that Gemstar and StarSight infringe three Scientific-Atlanta patents, U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, relating to interactive program guides, and seek damages and injunctive relief. The court issued a “Markman” order on April 8, 2004 construing the claims of the Scientific-Atlanta patents. Discovery is proceeding and is projected to close in early 2005.

International Trade Commission and Related Proceedings

On June 25, 1999, we filed an action against StarSight in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents, U.S. Patent Nos. 4,706,121 and 5,479,268, which StarSight asserts are related to interactive program guides. Thereafter, Gemstar sought to assert claims under these same patents in an investigation by the International Trade Commission (ITC) (described in more detail below). The District Court action involving these patents has now been stayed by agreement of the parties, pending the outcome of Gemstar’s appeal of the Final Determination of the ITC.

On February 14, 2001, Gemstar initiated an investigation in the ITC under Section 337 of the Tariff Act of 1930 against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. (the “337 Action”). The investigation was based on Gemstar’s allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties in connection with the June 25, 1999 action in the federal court in Atlanta. Immediately prior to filing the 337 Action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of the patents asserted in the 337 Action not already raised in the 1999 action against StarSight. Scientific-Atlanta moved to stay any proceedings in these actions pending the outcome of the 337 Action.

On June 21, 2002, the Administrative Law Judge in the ITC action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. The Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002, the full ITC concluded that there is no violation of the Tariff Act of 1930 by Scientific-Atlanta. The ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue, but took no position on the issue of Gemstar’s patent misuse. On March 6, 2003, Gemstar appealed the decision of the ITC to the Court of Appeals for the Federal Circuit. All briefs have been filed by all parties in the appeal and oral argument took place on October 10, 2003.

In the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where Gemstar’s patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing interactive program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party also may be entitled to an injunction against the future sale of infringing interactive program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing interactive program guides and could cause the offending party to have to redesign its program guide to avoid infringement.

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar. The court granted that motion and Gemstar was added to the case. Discovery is ongoing and a “Markman” hearing relating to the PMC patents took place in February 2004.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of these other proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Scientific-Atlanta’s security holders during the last quarter of its fiscal year ended July 2, 2004.

Item 4A.	Executive Officers of Scientific-Atlanta

The following persons are the executive officers of Scientific-Atlanta:

Name	Age	Executive Officer Since	Present Office
James F. McDonald	64	1993	Chairman of the Board, President and Chief Executive Officer

H. Allen Ecker	68	1979	Executive Vice President

J. Lawrence Bradner	53	1999	Senior Vice President; President, SciCare Broadband Services

Dwight B. Duke	52	1997	Senior Vice President; President, Transmission Network Systems

Julian W. Eidson	65	1978	Senior Vice President, Chief Financial Officer and Treasurer

Wallace G. Haislip	55	1998	Senior Vice President, Finance and Operations

Michael P. Harney	49	2001	Senior Vice President; President, Subscriber Networks

Brian C. Koenig	57	1988	Senior Vice President, Human Resources

Robert C. McIntyre	54	1999	Senior Vice President and Chief Technical Officer

Patrick M. Tylka	54	2000	Senior Vice President; President, Worldwide Sales

Michael C. Veysey	60	2003	Senior Vice President, General Counsel and Corporate Secretary

John A. Buckett II	57	2002	Vice President, Corporate Development

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock, par value $0.50 per share, of Scientific-Atlanta is traded on the New York Stock Exchange under the symbol “SFA.” As of August 27, 2004, the approximate number of holders of record of the common stock was 5,272.

In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal years 2003 and 2004, Scientific-Atlanta paid a quarterly cash dividend on its common stock of $0.01 per share.

Information as to the high and low stock prices for each quarter of fiscal years 2004 and 2003 follows.

	Fiscal Quarters
	First	Second	Third	Fourth
Fiscal Year 2004
High	$37.14	$37.45	$38.59	$36.50
Low	$23.05	$25.85	$28.60	$30.50

Fiscal Year 2003
High	$16.19	$15.20	$14.20	$25.26
Low	$11.09	$10.10	$11.10	$13.39

Set forth in the table below is certain information about securities issuable under Scientific-Atlanta’s equity compensation plans as of July 2, 2004.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,916,885	$32.93	9,188,084
Equity compensation plans not approved by security holders	8,847,865	$37.06	1,290,200

Total	20,764,750	$34.69	10,478,284

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

In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of July 2, 2004, there were 9,441,300 shares available that may yet be purchased under the February 2003 stock repurchase plan. During fiscal year 2004, no purchases of our common stock were made by or on behalf of Scientific-Atlanta.

Item 6.	Selected Financial Data

Selected Financial Data is set forth on page 21 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are set forth on pages 22 through 38 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and in Other (income) expense for fair value hedges.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings.

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable Upgrade Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts to sell approximately 33,220,000 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts, which we settled and recorded charges of $3,023,000 for ineffectiveness in Other (income) expense in fiscal year 2003.

We also recorded charges of $88,000, $77,000 and $166,000 for ineffectiveness in fiscal years 2004, 2003 and 2002, respectively.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Hedging instruments, which were designated as cash flow hedges, at July 2, 2004 were as follows:

	Euros	Canadian Dollars	UK Pounds
Notional amount of forward buy (sales) contracts	(10,017,000)	7,400,000	(7,949,000)
Average contract amount (Foreign currency/United States dollar)	0.84	1.33	0.55

At July 2, 2004, we had unrealized losses of $328,000 net of tax of $210,000, related to the Euro, Canadian dollar and UK pound foreign exchange forward contracts, which were included in Accumulated other comprehensive income. Scientific-Atlanta has no foreign currency derivative exposure beyond the first quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting are recognized in Other (income) expense. We recorded unrealized gains of $377,000 and $2,951,000 in fiscal years 2004 and 2003, respectively, and losses of $390,000 in fiscal year 2002 related to such contracts. The unrealized gains in fiscal year 2003 relate primarily to the settlement of a portion of our Euro forward contracts in fiscal year 2003.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $618,000 and $1,707,000 in fiscal years 2004 and 2003, respectively, and after-tax, unrealized holding losses of $4,430,000 in fiscal year 2002. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded gains of $5,496,000 and $2,049,000 from the sale of a portion of our investments in fiscal years 2004 and 2003, respectively. We did not sell any of our securities in fiscal year 2002. We recorded losses of $6,876,000 and $6,419,000 from other-than-temporary declines in the fair value of our investments in common stock in fiscal years 2003 and 2002, respectively. No such losses were recorded in fiscal year 2004.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. During fiscal year 2002, we entered into a collar with put and call options which was designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, are valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During fiscal year 2004, we recorded unrealized losses of $470,000 from the decline in the fair market value of warrants. During fiscal year 2003, we recorded unrealized losses of $427,000 from the decline in the fair market value of warrants and a gain of $2,491,000 from the settlement of the collar in Other (income) expense. During fiscal year 2002, we recorded unrealized gains of $1,603,000 and $17,651,000 from the appreciation in the fair value of the warrants and collar, respectively, in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $1,831,000, $12,477,000 and $14,650,000 in fiscal years 2004, 2003 and 2002, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. We also recorded gains of $5,510,000 in Other (income) expense from the sale of certain investments in privately-held companies during fiscal year 2004. No such gains or losses were recorded in fiscal years 2003 or 2002. Investments in privately-held companies of $6,464,000 and $8,559,000 were included in Other assets in the Consolidated Statements of Financial Position at July 2, 2004 and June 27, 2003, respectively.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information and the report of independent registered public accounting firm are set forth on pages 39 through 74 of this Report. See Part IV, Item 15, for an index of the statements, notes and schedule.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)  Internal Control Over Financial Reporting.    There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-14 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta’s definitive proxy statement for Scientific-Atlanta’s 2004 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(1)	The consolidated financial statements listed below are included on pages 39 through 73 of this Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position as of July 2, 2004 and June 27, 2003.

Consolidated Statements of Earnings for each of the three years in the period ended July 2, 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended July 2, 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended July 2, 2004.

Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

Page
		Schedule II	Valuation and Qualifying Accounts for each of the three years in the period ended July 2, 2004	74

All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)	During the fourth quarter of fiscal year 2004, we filed one current report on Form 8-K dated April 22, 2004 under Item 12, “Results of Operations and Financial Condition.”

(c)	Exhibits:

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

Exhibit No.	Description

3.1	Composite Statement of Amended and Restated Articles of Incorporation of Scientific-Atlanta (filed as Exhibit 3(a) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

3.2	By-laws of Scientific-Atlanta (filed as Exhibit 3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2002 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

4.1	Rights Agreement, dated as of February 23, 1997, between Scientific-Atlanta and The Bank of New York, as Rights Agent, which includes as Exhibit A the Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (filed as Exhibit 1 to Scientific-Atlanta’s Registration Statement on Form 8-A dated April 7, 1997 (Commission File No. 1-5517), and incorporated herein by reference).

4.2	First Amendment to Rights Agreement dated February 12, 2004 between Scientific-Atlanta and The Bank of New York, as rights agent (filed as Exhibit 4.1 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004 (Commission File No. 1-5517), and incorporated herein by reference).

10.1*	Stock Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.3 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.2*	Non-Employee Directors Stock Option Plan, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-5517), and incorporated herein by reference).

10.3*	Deferred Compensation Plan for Non-Employee Directors, as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.4*	Scientific-Atlanta Retirement Plan for Non-Employee Directors (filed as Exhibit 10.4 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.5*	Executive Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.6*	1996 Employee Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001 (Commission File No. 1-5517), and incorporated herein by reference).

10.7*	1994 Long-Term Incentive Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10(l) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.8*	2003 Long-Term Incentive Plan of Scientific-Atlanta (filed as Exhibit 10.1 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.9*	Scientific-Atlanta Annual Incentive Plan for Key Employees as amended and restated (filed as Exhibit 10.5 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.10*	Scientific-Atlanta Senior Officer Annual Incentive Plan, as amended and restated (filed as Exhibit 10(m) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.11*	1985 Executive Deferred Compensation Plan of Scientific-Atlanta, as amended and restated (filed as Exhibit 10.6 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.12*	Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 10.13 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.13*	Scientific-Atlanta Restoration Retirement Plan, as amended (filed as Exhibit 10(n) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (Commission File No. 1-5517), and incorporated herein by reference).

Exhibit No.	Description

10.14.1*	Form of Severance Protection Agreement between Scientific-Atlanta and Certain Officers and Key Employees (filed as Exhibit 10(g) to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended July 1, 1994 (Commission File No. 1-5517), and incorporated herein by reference).

10.14.2*	Form of First Amendment of Severance Protection Agreement by and between Scientific-Atlanta and Certain Executives (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.15*	Scientific-Atlanta 1992 Employee Stock Option Plan (filed as Exhibit 10.3 to Scientific-Atlanta’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999 (Commission File No. 1-5517), and incorporated herein by reference).

10.16.1*	Form of Indemnification Agreement for Directors (filed as Exhibit 10.19.1 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

10.16.2*	Form of Indemnification Agreements for Officers (filed as Exhibit 10.19.2 to Scientific-Atlanta’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (Commission File No. 1-5517), and incorporated herein by reference).

21	Significant Subsidiaries of Scientific-Atlanta.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements.

99.2	Glossary of Terms.

*	Indicates management contract or compensatory plan or arrangement.

Selected Financial Data

(Dollars in Thousands, Except per Share Data)	2004	2003	2002	2001	2000
Sales	$1,708,004	$1,450,353	$1,671,117	$2,512,016	$1,715,410
Cost of Sales	1,073,202	947,581	1,086,961	1,718,160	1,212,655
Sales and Administrative Expense	199,118	191,134	186,579	220,161	180,753
Research and Development Expense	149,233	146,596	148,652	154,346	122,403
Provision for Doubtful Accounts	33	703	83,904	1,866	(3,165)
Stock Compensation Expense Related to Tender for Shares of PowerTV	—	—	—	10,778	—
Restructuring Expense	1,325	17,446	28,164	—	—
Interest Expense	778	866	869	411	564
Interest Income	(16,785)	(22,731)	(22,335)	(36,879)	(19,636)
Other (Income) Expense, Net	(7,233)	16,660	(112)	(67,229)	(747)
Earnings Before Income Taxes	308,333	152,098	158,435	510,402	222,583
Provision for Income Taxes	90,332	51,753	54,051	176,728	66,775
Net Earnings	$218,001	$100,345	$104,384	$333,674	$155,808
Basic Earnings Per Share	$1.43	$0.66	$0.67	$2.06	$0.99
Diluted Earnings Per Share	$1.41	$0.65	$0.66	$1.99	$0.94
Cash Dividends Paid Per Share	$0.040	$0.040	$0.040	$0.040	$0.035
Working Capital	$1,402,010	$1,050,007	$990,741	$1,154,611	$770,471
Total Assets	$2,269,627	$1,918,629	$1,914,627	$2,002,828	$1,779,460
Short-Term Debt and Current Maturities of Long-Term Debt	$1,265	$1,455	$1,739	$91	$386
Long-Term Debt, Less Current Maturities	7,698	8,567	8,600	—	102
Stockholders’ Equity	1,803,357	1,481,241	1,436,791	1,508,939	1,214,960
Total Capital Invested	$1,812,320	$1,491,263	$1,447,130	$1,509,030	$1,215,448
Gross Margin % of Sales	37.2%	34.7%	35.0%	31.6%	29.3%
Return on Sales	12.8%	6.9%	6.2%	13.3%	9.1%
Return on Average Stockholders’ Equity	13.2%	7.0%	7.3%	24.9%	17.2%
Effective Tax Rate	29.3%	34.0%	34.1%	34.6%	30.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Sales of $1.7 billion in fiscal year 2004 were $257.7 million, or 18 percent, higher than the sales in fiscal year 2003. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including certain models which provide digital video recording and / or high-definition functionality. Gross margins of 37.2 percent improved 2.5 percentage points over the prior year due primarily to the higher sales volume, material cost reductions and improved efficiencies in manufacturing. Operating expenses of $349.7 million declined $6.2 million from the prior year due primarily to lower restructuring costs in fiscal year 2004, as compared to the prior year, which more than offset higher incentive accruals on performance-based plans related to our improved profitability in fiscal year 2004. Net earnings of $218.0 million in fiscal year 2004 were $117.7 million higher than in fiscal year 2003 due to the higher sales volume, improved gross margin and the impact of a favorable settlement with the Internal Revenue Service (IRS) primarily related to amended returns we had filed.

Net earnings were $218.0 million, or $1.41 per share, in fiscal year 2004 as compared to $100.3 million, or $0.65 per share, in fiscal year 2003. Net earnings in fiscal year 2004 included after-tax net gains of $7.2 million from the sale of certain marketable securities and investments in privately-held companies and a $16.0 million reduction in the current tax provision from a settlement with the IRS primarily related to amended returns we filed for fiscal years prior to fiscal year 2003. These were partially offset by after-tax charges of $4.0 million related to a purchase price adjustment on the sale of our satellite networks business to ViaSat, Inc.; $1.5 million related to mark-to-market adjustments of various marketable securities and investments in privately-held companies; and $0.9 million related to various restructurings. These items totaled to a net after-tax increase to earnings of $16.8 million, or $0.11 per share.

Net earnings were $100.3 million, or $0.65 per share, in fiscal year 2003 as compared to $104.4 million, or $0.66 per share, in fiscal year 2002. Net earnings in fiscal year 2003 included after-tax charges of $13.1 million related to mark-to-market adjustments of various investments; $11.5 million related to various restructurings; $4.3 million from the termination of a contract with German cable operator ish GmbH & Co. KG (ish); and a net after-tax gain of $3.0 million from the sale of various marketable securities. These items totaled to a net after-tax charge of $25.9 million, or $0.17 per share.

Net earnings were $104.4 million, or $0.66 per share, in fiscal year 2002 and included an after-tax bad debt expense of $55.2 million related to the write-off of accounts receivable from Adelphia resulting from its bankruptcy; after-tax charges of $18.6 million and $1.4 million related to restructurings announced in October 2001 and July 2002 and mark-to-market adjustments of various investments, respectively; and an after-tax gain of $4.5 million from insurance proceeds. These items totaled to a net after-tax charge of $70.7 million, or $0.45 per share.

Sales

Sales of $1.7 billion in fiscal year 2004 increased 18 percent from the prior year. The increase was due to an increase in the number of digital set-tops shipped coupled with an increase in the shipments of other subscriber and transmission products.

Subscriber product sales of $1.2 billion in fiscal year 2004 increased by 26 percent from the prior year. During fiscal year 2004, we shipped a total of 3.9 million Explorer® digital set-tops, up from 3.2 million shipped the prior year. The growth in digital set-top shipments was led by an increase in the number of Explorer 8000™ digital set-tops shipped to 1.1 million units, including 148 thousand Explorer 8000 high-definition set-tops, up from 386 thousand units shipped during fiscal year 2003. The Explorer 8000 set-tops contain integrated hard drives and a single user interface for digital video recording capabilities. In addition, during fiscal year

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2004, we shipped a total of 438 thousand non-DVR high-definition set-tops, up from 197 thousand shipped during fiscal year 2003. The Explorer 8000 set-top, in addition to high-definition set-top models, sells for a significantly higher average selling price than the average selling price for our earlier generation set-top models. The shift to a higher mix of Explorer 8000 and high-definition set-tops during fiscal year 2004 more than offset the price declines of our earlier generation set-top models. As a result, the combined average selling prices of all digital set-tops increased by more than 7 percent over fiscal year 2003, which also contributed to the increase in subscriber product sales.

Sales of cable modems totaled 1.3 million units, an increase from 731 thousand units shipped the previous year.

Sales of transmission products totaled $480.8 million in fiscal year 2004, an increase of 2 percent compared to fiscal year 2003. An increase in the sales of VOD QAM modulators and transmission satellite products was partially offset by a decline in transmission service revenue.

International sales were $345.7 million in fiscal year 2004, a 7 percent increase from the prior fiscal year. Sales into the European region increased 25 percent from last year, due primarily to increases in digital set-top and cable modem shipments. Sales into the Latin American region declined 6 percent from last year as the economic recession in the region continued. Sales into the Asia-Pacific region declined 23 percent from last year, due primarily to the decline in analog set-top shipments from the previous fiscal year, as the Japanese market prepared to make the transition to digital cable.

Sales of $1.5 billion in fiscal year 2003 declined 13 percent from the prior year. The decline was attributable to lower unit sales and lower average selling prices of both subscriber and transmission products. Sales of digital set-tops are determined in large part by the number of new digital subscribers added by our customers and the average number of set-tops per home. Although we do not have full visibility to the net new digital subscriber additions by multiple system operators (MSOs), we believe that on an industry-wide basis, the number of net new digital subscriber additions by cable television MSOs declined during fiscal year 2003 as compared to the prior year, in conjunction with lower overall capital spending by the MSOs.

Subscriber product sales of $977.7 million in fiscal year 2003 decreased by 10 percent from the prior year. For the second consecutive year, many of our customers’ deployment rates declined relative to the preceding year. During fiscal year 2003, we shipped a total of 3.2 million Explorer® digital set-tops, down from 3.4 million in the prior year. In addition to lower volumes, the average selling prices for our earlier generation set-tops declined 9 percent from the prior year. During fiscal year 2003, we began shipping our Explorer 8000 set-tops, which contain integrated hard drives and a single user interface for digital video recording capabilities. We shipped a total of 386 thousand of these units during the year. In addition, during fiscal year 2003, we shipped a total of 197 thousand high-definition set-tops, up from 99 thousand shipped during fiscal year 2002. The Explorer 8000 set-top, in addition to high-definition set-top models, sells for a significantly higher average selling price than the average selling price for our earlier generation set-top models. The shift to a higher mix of Explorer 8000 and high-definition set-tops during fiscal year 2003 partially offset the price declines of our earlier generation set-top models. As a result, the combined average selling prices of all digital set-tops declined by slightly less than 2 percent.

Sales of cable modems increased to 731 thousand units in fiscal year 2003 from 665 thousand units shipped the previous year.

Sales of transmission products of $472.6 million in fiscal year 2003 decreased 18 percent compared to fiscal year 2002. This decline was related to a reduction in capital spending by many of the largest North American and international MSOs. After several years of transmission plant upgrades, many of the North American MSOs are now nearing completion of their plant upgrades for a significant portion of their systems. In

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

addition, several of our international customers continued to experience financial difficulties and began to undertake various forms of restructurings. As a result, shipments of transmission products to our international customers also declined significantly.

International sales were $322.3 million in fiscal year 2003, down 4 percent from the prior fiscal year. Sales into the European region declined 20 percent from fiscal year 2002, due primarily to a decline in shipments to German cable operator ish. An increase in shipments related to reporting BarcoNet NV (BarcoNet), which we acquired in fiscal year 2002, and which is highly concentrated in Europe, for a full year during fiscal year 2003, compared to only two quarters the previous year, helped to partially offset the decline in Europe. In light of the continuing economic recession and weakening currencies in the region, sales into the Latin American region remained relatively flat during fiscal year 2003. Sales into the Asia-Pacific region increased 24 percent from fiscal year 2002, due primarily to the acquisition of BarcoNet.

During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of ish, was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish suspended or canceled a number of work orders previously issued to the Cable Upgrade Consortium (Consortium), of which we were a member and through which we furnished our products and services. In addition, ish requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. In addition, Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002.

During fiscal year 2003, we reached an agreement with ish related to work orders, which had been suspended or canceled during the fourth quarter of fiscal year 2002, and our exposure in accounts receivable and inventory related to ish. As part of this settlement, we received a cash payment of $22.0 million, notes receivable denominated at $19.0 million and an equity interest in Kabelnetz NRW Limited (Kabelnetz), which acquired ish after the settlement. We entered into an agreement during fiscal year 2003 to sell these notes receivable for $11.5 million and received a cash payment of $12.8 million from the collection of the notes receivable and related accrued interest. During fiscal year 2003, we also recognized $4.4 million of revenue previously deferred, which represented the portion of the termination agreement with ish for which consideration was received. We also charged $10.9 million to Cost of sales for the write-off of inventory we allowed ish to retain. During fiscal year 2004, we sold our equity interest in Kabelnetz and recorded a gain of $6.8 million in Other (income) expense.

Sales of $1.7 billion in fiscal year 2002 decreased 33 percent from the prior year. This decline was attributable to lower unit sales volume and lower average selling prices of both subscriber and transmission products.

Although the domestic cable industry is comprised of thousands of cable systems, a small number of large MSOs own a large portion of the cable television systems and account for a significant portion of the capital expenditures made by cable television operators. A loss of business from a significant MSO could have a material adverse effect on our business. Customers that accounted for 10 percent or more of our total sales in fiscal years 2004, 2003, or 2002 were as follows:

	2004	2003	2002
Time Warner Inc.	19%	21%	25%
Cablevision Systems	15%	19%	—%
Comcast Corporation	11%	11%	7%
Cox Communications, Inc.	9%	6%	12%
Charter Communications, Inc.	6%	5%	14%
All other customers	40%	38%	42%

Total	100%	100%	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Prior year percentages for Time Warner have been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales of products that accounted for 10 percent or more of total sales in fiscal years 2004, 2003, or 2002 were as follows:

	2004	2003	2002
Explorer digital set-tops	62%	56%	52%
Optoelectronic products	9%	9%	11%
All other products	29%	35%	37%

Total	100%	100%	100%

International sales were 20 percent of total sales in fiscal year 2004 as compared to 22 percent and 20 percent of such sales in fiscal years 2003 and 2002, respectively.

Cost of Sales

Cost of sales, as a percent of sales, declined 2.5 percentage points in fiscal year 2004 from fiscal year 2003. The leverage associated with an 18 percent increase in sales, coupled with the continued benefits of cost reductions through product redesign, the increased effectiveness of procurement, and improved manufacturing efficiencies, more than offset the negative impact of declines in the average selling prices of earlier generation set-top models and the shift to a greater mix of Explorer 8000 digital set-tops, which currently have a lower gross margin than our average. In addition, the gross margin of transmission products improved during fiscal year 2004 as compared to the prior year. This improvement was related primarily to an increase in the shipments of higher margin transmission satellite and headend products in the current fiscal year as compared to the prior fiscal year, combined with material cost savings gained through the efficiencies of procurement and other cost savings obtained from the various restructuring actions taken over the last two years.

Cost of sales, as a percent of sales, increased 0.3 percentage points in fiscal year 2003 over fiscal year 2002. The increase was due primarily to a higher mix of new set-top models that had lower gross margins than our average gross margin. This was partially offset by material cost reductions, cost reductions from product redesigns and conversion cost improvements. Cost of sales in fiscal year 2003 included a $10.9 million charge related to the settlement with ish.

Cost of sales as a percent of sales decreased 3.4 percentage points in fiscal year 2002 from fiscal year 2001. The year-over-year improvement was due to the cost reduction efforts described below.

We aggressively continue to reduce our costs through product design, procurement, and manufacturing. Each generation of our custom Application Specific Integrated Circuits (ASICs) incorporates more functionality and helps us reduce the number of components in our digital set-tops. Our material costs have benefited from the downturn in the overall economy as we have been able to negotiate reduced prices from our suppliers. In addition, we completed the transition of all of our Atlanta, Georgia-based manufacturing to our Juarez, Mexico manufacturing facility during fiscal year 2002, which generated additional manufacturing cost savings. Our ability to negotiate price reductions from suppliers and our ability to redesign products to achieve cost reductions at a rate faster than potential declines in selling prices of our products, which we are unable to predict, may impact our gross margins in future periods.

As a result of the transfer of manufacturing from Atlanta to Juarez in fiscal year 2002, we now perform approximately 90 percent of our in-house manufacturing in our Juarez facility. We also have manufacturing operations in four other locations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Except for certain ASICs, the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources.

We consider our sources of supply to be adequate. However, from time to time, we could experience shortages of certain electronic components from our suppliers, and these shortages might have a material effect on our operations. Certain of the components contained in our products are custom components, such as silicon semiconductor products and lasers that can be supplied only by a sole vendor that may concentrate the manufacture of such component in only one location. A reduction, delay or interruption in supply or a significant change in price of one or more of these components could adversely affect our business, operating results and financial condition.

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc., Advanced Micro Devices, ATI Technologies, Inc., and Broadcom Corporation are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

•	Philips Semiconductors B.V. and Motorola are our primary providers of cable television hybrids for use in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates and Murata Electronics of North America, Inc. are our primary suppliers of “canned” tuners; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps.

For fiscal year 2004, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Sales and Administrative Expenses

Sales and administrative expenses of $199.1 million in fiscal year 2004 were $8.0 million higher than the prior year. The year-over-year increase was primarily due to higher incentive accruals on performance-based plans related to our improved profitability and was partially offset by lower professional fees in fiscal year 2004 as compared to fiscal year 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and administrative expenses of $191.1 million in fiscal year 2003 were $4.6 million higher than the prior year. Selling expenses in fiscal year 2003 were lower than the prior year due to the impact of the restructurings discussed below and the lower sales volume which more than offset the addition of selling expenses of BarcoNet. Higher incentive compensation accruals, higher amortization expense of intangible assets established with the acquisition of BarcoNet in the third quarter of fiscal year 2002 and certain assets of Arris International, Inc. (Arris) in the second quarter of fiscal year 2003 and the addition of administrative expenses of BarcoNet more than offset reductions in administrative expenses from the restructurings discussed below.

Sales and administrative expenses of $186.6 million in fiscal year 2002 were down $33.6 million from the prior year. Reduced incentive compensation payments due to our lower profitability, restructuring and expense reduction efforts and the elimination of amortization expense for goodwill resulted in lower selling and administrative expenses. These reductions were offset partially by higher professional fees related to previously disclosed litigation and the acquisition of BarcoNet in January 2002.

Research and Development Expenses

Research and development expenses were $149.2 million in fiscal year 2004, up slightly from fiscal year 2003. Research and development expenses increased year-over-year primarily due to incremental hiring of engineers related to new set-top designs and higher incentive accruals on performance-based plans related to our improved profitability. The year-over-year increase was offset partially by the higher capitalization of software development costs in fiscal year 2004 as compared to the prior year and the benefits realized in fiscal year 2004 from previously announced restructurings. During fiscal year 2004, we capitalized $17.5 million of software development costs, compared to $10.1 million in fiscal year 2003. The year-over-year increase in the capitalization of software development costs was driven primarily by increased development costs related to the Explorer 8300 Multi-Room™ DVR product, product enhancements for customers and products for expansion into new markets, such as a version of the Explorer interactive digital set-top for the Japanese market. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products and transmission products.

Certain research and development costs for software development are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the products are available for general release to customers. We amortize these development costs to Cost of sales when we recognize revenue on products shipped or over the estimated life of the software, whichever amount is greater. Software development costs capitalized and the amortization of these costs in fiscal years 2004, 2003 and 2002 are as follows:

	In Millions
	2004	2003	2002
Software development costs capitalized	$17.5	$10.1	$8.6
Amortization charged to cost of sales	$8.5	$9.1	$3.7

Software development costs capitalized during fiscal year 2004 relate primarily to the development of our Explorer 8300 DVR, Explorer 8300 Multi-Room DVR and our Explorer digital set-top for the Japanese market. As we begin shipping these models in fiscal year 2005, we will begin amortizing the related software development costs to Cost of sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At July 2, 2004 and June 27, 2003, we had capitalized software development costs of $20.0 million and $11.0 million, respectively, which were included in Other assets in the Consolidated Statements of Financial Position.

New products introduced in fiscal year 2004 included the Explorer 8000HD digital interactive set-top that combines HDTV (high-definition TV) with DVR (Digital Video Recording); a cost reduced version of Explorer 8000 DVR; the Explorer 8300 Multi-Room DVR which extends DVR into a maximum of three additional rooms in the home with a digital set-top; the Explorer 8200HDJ digital set-top for the Japanese market; and our overlay technology solution, which allows our products to be “overlayed” into digital cable systems that had not been using our Explorer digital set-top products.

We are also developing a DVR set-top with integrated DVD Read/Write. This product will combine DVR functionality with DVD read/write capabilities in one device. This will allow subscribers to store content in a portable media format, allowing them to record content beyond the storage capacity of the built in hard-drive and replay that content on a variety of different media devices (PCs, laptops, home entertainment systems with DVD players, portable DVD players, etc.).

New headend and transport products introduced in fiscal year 2004 include the new Continuum DVP™ D9600 family which will combine demodulation, multiplexing, scrambling and modulation on a single 1RU (one rack unit) platform. We introduced ROSA™ EM (element manager) software to enhance element management and control of our devices and third-party devices. We launched the D9030 MPEG encoder for Cable and DVB-T Headend applications which features enhanced encoding quality through dual-pass closed loop statistical multiplexing. We also added 10 GHz capability tunable optics and Layer 1 cards to our Prisma IP™ platform. During fiscal year 2004, we successfully trialed, qualified and introduced our BroadLAN™ platform, which allows MSOs to transport symmetrical data service, including T-1s, over their existing HFC networks. The BroadLAN product family complements both the Prisma™ IP and Prisma Media Converter product lines, which are targeted toward the commercial services market.

New satellite distribution technology introduced in fiscal year 2004 includes disaster recovery and data replication system features that allow for service recovery in the event of unforeseen, critical failures in the transmission link. The new PowerVu® D9834 and D9835 Satellite Receivers are variable-rate, content delivery solutions targeted at customers who need cost-effective, satellite content distribution for their business television, private networks, and SMATV environments. The PowerVu D9850 Program Receiver platform, also introduced in fiscal year 2004, offers a number of new and enhanced features, including support of up to 50 Mbps of IP (Internet Protocol) data for enhancing our customers’ service offerings.

Research and development expenses were $146.6 million, or 10 percent of total sales in fiscal year 2003, approximately the same as the prior year. Research and development efforts during the year were focused on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Research and development expenses were $148.7 million, or 9 percent of total sales in fiscal year 2002 as compared to 6 percent of total sales in fiscal year 2001. Research and development expenses in fiscal year 2002 were only 4 percent lower than in the prior fiscal year despite a 33 percent decline in sales. Research and development efforts during the year focused on the development of applications and enhancements to our interactive broadband networks.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Scientific-Atlanta continues to invest in research and development programs to support our existing products as well as future products and services for our customer base. We periodically evaluate our strategic direction, including an assessment of the markets we serve and alternative methods of generating revenues from our investments in research and development programs, such as licensing of software and hardware technology.

Provision for Doubtful Accounts

Provision for doubtful accounts of $83.9 million in fiscal year 2002 included $83.7 million of bad debt expense related to the write-off of accounts receivable from Adelphia resulting from its filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in June 2002. There were no significant charges to the provision for doubtful accounts in fiscal years 2004 or 2003.

Restructuring Expenses

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

As a result of the actions in fiscal year 2003 and the earlier restructuring announced in October 2001 (which is discussed in more detail below), we recorded restructuring charges of $1.3 million, primarily for severance, during fiscal year 2004. During fiscal year 2004, severance costs of $1.3 million were paid to 40 employees whose positions had been eliminated under the restructuring plan. We do not anticipate recording any significant additional restructuring charges in fiscal year 2005. The restructuring liability of $1.3 million at July 2, 2004 relates to contractual obligations under canceled leases and will be paid in fiscal year 2005.

As a result of the actions described above, we recorded restructuring charges of $17.4 million, primarily for severance, during fiscal year 2003. During fiscal year 2003, severance costs of $14.4 million were paid to approximately 1,750 employees who had actually been terminated under the restructuring plans of fiscal years 2003 and 2002.

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

Interest Income

Interest income was $16.8 million in fiscal year 2004, down $5.9 million from the prior year. Although average cash and short-term investment balances were higher in fiscal year 2004 than fiscal year 2003,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the average yield was approximately 1.7 percent in fiscal year 2004, down from approximately 2.3 percent in fiscal year 2003. Interest income was $22.7 million in fiscal year 2003, up slightly from the prior year. Again, although the average amount of cash and short-term investments was higher in fiscal year 2003 than fiscal year 2002, the average yield was 2.3 percent in fiscal year 2003, down from 3.4 percent in the prior year.

Other (Income) Expense

Other (income) expense of $(7.2) million in fiscal year 2004 included a gain of $6.8 million from the sale of our equity interest in Kabelnetz, which had been received as part of the termination settlement with German cable operator ish, and net gains of $4.3 million from the sale of other investments in privately-held companies and marketable securities. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of a satellite business to ViaSat, of which $2.9 million had previously been reserved for. Other (income) expense also included income from various partnerships, increases in the cash surrender value of life insurance, foreign exchange gains and various other items, none of which was individually significant.

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

Other (income) expense of $(0.1) million in fiscal year 2002 included gains of $19.3 million from the appreciation in the market value of warrants to purchase common stock and a related collar on one of the warrants and $6.8 million from insurance proceeds. These gains were offset by losses of $14.7 million and $6.4 million from other-than-temporary declines in the market value of investments in privately-held companies and marketable securities, respectively.

Income Taxes

The provision for income taxes was 29.3 percent of pretax earnings in fiscal year 2004, down from 34.0 percent in fiscal year 2003. During the fourth quarter of fiscal year 2004, the IRS approved a settlement primarily related to amended income returns we had filed for fiscal years 1990 through 2002. In connection with the settlement, we will receive income tax refunds of $13.2 million and interest of approximately $9.5 million, which have been recorded as a reduction of the provision for income taxes, net of the federal and state income tax owed on the interest. The settlement resulted in a reduction of our current tax expense of $16.0 million, (a reduction of 5.2 percentage points from the statutory rate of 35.0 percent of pretax income), which includes the amount due from the IRS, net of a reserve we had recorded on the receivable from the IRS in a prior year, and interest, net of federal and state tax. In July and August 2004, we received payments of $22.7 million, which consisted of tax refunds of $13.2 million and interest of $9.5 million, from the IRS.

We expect the provision for income taxes to increase to approximately 36 percent of pretax earnings in fiscal year 2005 due to the uncertainty as to whether the tax credit for research and development will be approved by Congress. If the tax credit is approved, we expect our effective tax rate would be approximately 35 percent of pretax earnings.

The provision for income taxes was 34 percent of pretax earnings for fiscal year 2003, approximately the same as the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition and Liquidity

We had stockholders’ equity of $1.8 billion, and cash on hand was $442.2 million at July 2, 2004. Cash and cash equivalents increased $109.9 million during fiscal year 2004. Cash provided by operating activities of $323.4 million included net earnings of $218.0 million, depreciation and amortization of $75.1 million and increases in accounts payable and accrued liabilities of $41.7 million. These were offset partially by an increase in accounts receivable of $34.8 million.

During fiscal year 2004, we increased our short-term investments by $247.8 million and acquired machinery and equipment for $30.7 million, primarily to expand and enhance manufacturing lines for our DVR set-top products. We also received $62.7 million from the issuance of common stock under our employee stock option and other benefit plans.

Average days sales outstanding were 45 days in fiscal year 2004, as compared to 56 days in the prior year. The year-over-year improvement in average days sales outstanding, despite the $34.6 million increase in accounts receivable, was due in part to the impact of sales to customers who take advantage of a discount for payment within ten to fifteen days of shipment in fiscal year 2004 as compared to fiscal year 2003. Accounts receivable at July 2, 2004 included $69.0 million from customers who accounted for 10 percent or more of our total sales in fiscal year 2004.

Inventory turnover improved to 8.4 turns in fiscal year 2004 from 5.9 turns in the prior year. The improvement in inventory turns, despite the slight increase in inventory at July 2, 2004 as compared to June 27, 2003, was due primarily to increased sales and our continued focus on working capital management.

The current ratio of Scientific-Atlanta was 5.6:1 at July 2, 2004, up from 4.8:1 at June 27, 2003. At July 2, 2004, we had debt of $9.0 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet during fiscal year 2002.

In August 2004, we obtained a $100 million unsecured revolving credit facility. The new facility, which matures in three years, includes an accordion feature under which the aggregate commitment, subject to certain conditions, may be increased by an additional $300 million. Interest on borrowings under this facility is at varying rates and the rates fluctuate based on market rates. Facility fees, payable quarterly in arrears, are based on the aggregate amount of the facility commitment as of the last day of the preceding quarter and fluctuate based on a ratio of funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).

We believe that funds generated from operations, existing cash and short-term investment balances, and the revolving credit facility discussed above will be sufficient to support operations and fund capital expenditures.

Cash and cash equivalents at the end of fiscal year 2003 were $332.3 million, up $6.8 million from the end of fiscal year 2002 due primarily to additional purchases of short-term investments and the repurchase of our common stock, which more than offset the cash generated from operations. Cash provided by operating activities was $361.5 million for fiscal year 2003, up slightly over the prior year due to our continued focus on working capital management. We reduced inventory and accounts receivable by $98.1 million and $76.1 million, respectively, during fiscal year 2003.

During fiscal year 2003, we increased our short-term investments by $215.5 million, acquired certain assets of Arris for $31.6 million and made capital expenditures of $24.4 million, primarily for tooling and test equipment. We also received $20.8 million from the settlement of a collar on a warrant to purchase common stock. In addition, we repurchased 8.6 million shares of our common stock pursuant to stock buyback programs for $104.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash provided by operating activities was $358.2 million in fiscal year 2002. Cash generated by improved working capital management was offset by lower earnings. The adjustments to reconcile net earnings to net cash provided by operations in fiscal year 2002 included a charge of $83.7 million resulting from the bankruptcy filing of Adelphia discussed previously.

During fiscal year 2002, we acquired BarcoNet for $157.5 million, increased our short-term investments by $154.1 million of short-term investments, and made capital expenditures of $36.2 million, primarily for tooling and test equipment. We also repurchased 7.9 million shares of our common stock pursuant to a stock buyback program for $184.0 million and made principal payments on long-term debt of $22.4 million primarily related to the debt we assumed with the acquisition of BarcoNet. The cash payment for BarcoNet does not include $9.2 million of cash held by BarcoNet at the date of acquisition.

Contractual Commitments

Contractual commitments at July 2, 2004 under debt and lease agreements and purchase commitments, primarily for inventory, are summarized below. (Amounts are in thousands.)

Commitment	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt	$8,963	$1,265	$2,505	$2,444	$2,749
Operating leases	15,646	7,690	5,831	1,628	497
Purchase commitments	272,922	272,501	421	—	—

Total	$297,531	$281,456	$8,757	$4,072	$3,246

The debt relates to various borrowings for facilities in Europe. Operating leases are primarily for manufacturing, warehouse and office facilities in the United States and in various international locations. Purchase commitments are primarily for raw materials and component inventory. In general, our contracts with suppliers do not include guaranteed volumes or other contingent commitments. Occasionally, we enter into agreements with suppliers that exceed one year to obtain favorable business terms or due to specific business conditions, such as lead times for development, and we may enter into similar agreements in the future.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in our Form 10-K for fiscal year 2004 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory and tax reserves, deferred tax allowances, asset impairments and accrued liabilities and other liabilities, principally relating to warranty provisions and the pension benefit liability.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The standard terms and conditions under which we ship allow a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is deferred until acceptance is deemed to have occurred.

Certain agreements also include multiple deliverables or elements for products and/or services. We recognize revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors, including the amount we charge other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered.

We adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for agreements entered into in the first quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated over the relative fair value of the units of accounting. As indicated above, the determination of fair value requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment, including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

credit-worthiness, as in the case of the bankruptcy of Adelphia, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support accounts receivable.

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

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on warrants are included in Other (income) expense.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $6.5 million and $8.6 million were included in Other assets in the Consolidated Statements of Financial Position at July 2, 2004 and June 27, 2003, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $36.2 million and $36.0 million at July 2, 2004 and June 27, 2003, respectively.

Pension Assumptions

The pension benefit liability and the related effects on our operating results are calculated using actuarial models. We use March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, rate of compensation increase and turnover. These assumptions are also evaluated annually and are updated to reflect our experience. The discount rate is required to represent the market rate for high-quality fixed income investments. We reduced our discount rate from 7.50 percent at March 31, 2002 to 6.50 percent at March 31, 2003 to reflect market interest conditions. To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets. We assumed that long-term returns on our pension plan assets would be 8.00 percent in fiscal year 2004 and 10.00 percent in fiscal year 2003. The changes in these assumptions increased our pension expense by approximately $1.9 million in fiscal year 2004.

At March 31, 2004, we reduced the discount rate used to calculate the pension benefit liability and expense from 6.50 percent to 6.00 to reflect the lower market interest conditions. This change in our assumptions will increase our pension expense by approximately $0.3 million in fiscal year 2005 over the preceding year. The expected long-term rate of return on pension assets was 8.00 percent, unchanged from the preceding year.

Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The actual results could have a significant impact on our operating results.

Segments

We operate in one reportable segment, the Broadband segment, which consists of our subscriber and transmission operating segments. We have combined these operating segments into a single reportable segment under the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, and if the segments are similar in 1) the nature of products and services; 2) the nature of production processes; 3) the type or class of customer for their products and services; 4) the methods used to distribute their products or provide their services; and 5) the nature of the regulatory environment. We believe our subscriber and transmission operating segments meet all of these criteria and that aggregation is consistent with the objective and basic principles of SFAS No. 131.

Goodwill Impairment

We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets, resulting in an increase in the effective tax rate and an adverse impact on operating results.

Management judgments and estimates are made in connection with establishing valuation allowances on deferred tax assets, estimated tax payments and tax reserves. Changes in these estimates could have a significant impact on our operating results.

Stock-Based Compensation

We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” but elected to continue to account for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Pro forma stock-based compensation expense, net of tax, was $37.3 million, $58.7 million and $68.8 million for fiscal years 2004, 2003 and 2002, respectively. These amounts are significant and fluctuate significantly due to the relatively high volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and the number of options granted.

New Accounting Pronouncements

The FASB recently issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” Interpretation No. 46, “Consolidation of Variable Interest Entities,” and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-2 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 is effective for interim or annual financial statements of fiscal years beginning after June 15, 2004. We have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No 106-2. The effect of the subsidy is to reduce the plan’s accumulated postretirement benefit obligation by approximately $1.1 million and the net periodic postretirement benefit cost by approximately $0.1 million for fiscal year 2005.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this statement are

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted the disclosure provisions of SFAS No. 132 in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003. The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities. During the quarter ended April 2, 2004, we completed our evaluation of entities in which we hold equity investments and a long-term operating lease arrangement we had entered into and determined that they were not variable interest entities as defined in Interpretation No. 46.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in fiscal year 2004.

Off-Balance Sheet Financing Arrangements

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia. The initial occupancy term was seven years and expired in July 2004. Lease payments equal the interest of the $36.0 million at a fixed rate of 6.51 percent per annum. We purchased the buildings financed under this long-term operating lease arrangement for $36.0 million at the expiration of the lease in July 2004.

The lease qualified as an operating lease under SFAS No. 13, “Accounting for Leases,” as amended. The lessor was a non-bank, general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta had no ownership interest in the lessor or the financial institution. We evaluated the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities,” and concluded that these provisions did not apply to this arrangement. Accordingly, the assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations. Scientific-Atlanta has no other off-balance sheet financing arrangements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Scientific-Atlanta, the Scientific-Atlanta logo, Continuum, Explorer, GainMaker, PowerTV, PowerVu and Prisma are registered trademarks of Scientific-Atlanta, Inc. BroadLAN, Continuum DVP, Multi-Room, Prisma IP, Retriever, SciCare, WebSTAR and 8000 are trademarks of Scientific-Atlanta, Inc. ROSA is a trademark of Scientific-Atlanta Europe NV.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of July 2, 2004 and June 27, 2003, and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended July 2, 2004. Our audits included the financial statement schedule listed in the index on Item 15(a) as of and for the years ended July 2, 2004, June 27, 2003 and June 28, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific-Atlanta, Inc. and subsidiaries at July 2, 2004 and June 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended July 2, 2004, June 27, 2003 and June 28, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

July 26, 2004

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

Management assessed the Company’s system of internal control and disclosure controls and procedures in relation to criteria for effective control and disclosure controls and procedures over the preparation of its published annual and interim financial statements. Based on its assessment, it is management’s opinion that its system of internal control and disclosure controls and procedures as of July 2, 2004 are effective in providing reasonable assurance that its published annual and interim financial statements are free of material misstatement.

As part of their audit of our financial statements, Ernst & Young LLP considered certain elements of our system of internal controls in determining their audit procedures for the purpose of expressing an opinion on the financial statements.

The Audit Committee of the board of directors is composed solely of outside directors and is responsible for recommending to the board the independent public accountants to be retained for the year. The Audit Committee met six times this year to review with management the company’s system of internal accounting controls and disclosure control and procedures, audit plans and results, accounting principles and practices, and the quarterly and annual financial statements.

Chairman of the Board	Senior Vice President
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Consolidated Statements of Financial Position

	(In Thousands, Except Share Data)
	July 2, 2004	June 27, 2003
Assets
Current assets
Cash and cash equivalents	$442,182	$332,266
Short-term investments	855,434	616,289
Receivables, less allowance for doubtful accounts of $3,102 in 2004 and $3,260 in 2003	219,172	184,585
Inventories	129,930	127,054
Income taxes receivable	18,903	—
Deferred income taxes	23,657	41,874
Other current assets	18,434	21,548

Total current assets	1,707,712	1,323,616

Property, plant and equipment, at cost
Land and improvements	21,223	22,139
Buildings and improvements	83,713	83,624
Machinery and equipment	212,392	219,647

	317,328	325,410
Less – accumulated depreciation and amortization	132,744	127,726

	184,584	197,684

Goodwill	235,209	235,248

Intangible assets	37,636	51,028

Non-current marketable securities	136	8,367

Deferred income taxes	30,867	38,200

Other assets	73,483	64,486

Total Assets	$2,269,627	$1,918,629

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,265	$1,455
Accounts payable	171,589	143,379
Accrued liabilities	101,132	100,876
Deferred revenue	18,053	15,626
Income taxes currently payable	13,663	12,273

Total current liabilities	305,702	273,609

Long-term debt, less current maturities	7,698	8,567

Non-current deferred revenue	7,885	6,507

Other liabilities	144,985	148,705

Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares, issued 164,992,376 shares in 2004 and 2003	82,496	82,496
Additional paid-in capital	561,636	520,503
Retained earnings	1,300,691	1,127,441
Accumulated other comprehensive income, net of taxes of $19,506 in 2004 and $13,169 in 2003	39,516	21,486

	1,984,339	1,751,926
Less – Treasury stock, at cost (11,614,954 shares in 2004 and 15,550,442 shares in 2003)	180,982	270,685

	1,803,357	1,481,241

Total Liabilities and Stockholders’ Equity	$2,269,627	$1,918,629

See accompanying notes.

Consolidated Statements of Earnings

(In Thousands, Except Per Share Data)	2004	2003	2002
Sales	$1,708,004	$1,450,353	$1,671,117
Costs and expenses
Cost of sales	1,073,202	947,581	1,086,961
Sales and administrative	199,118	191,134	186,579
Research and development	149,233	146,596	148,652
Provision for doubtful accounts	33	703	83,904
Restructuring	1,325	17,446	28,164
Interest expense	778	866	869
Interest income	(16,785)	(22,731)	(22,335)
Other (income) expense, net	(7,233)	16,660	(112)
Total costs and expenses	1,399,671	1,298,255	1,512,682
Earnings before income taxes	308,333	152,098	158,435
Provision for income taxes	90,332	51,753	54,051
Net earnings	$218,001	$100,345	$104,384
Earnings per common share
Basic	$1.43	$0.66	$0.67
Diluted	$1.41	$0.65	$0.66
Weighted-average number of common shares outstanding
Basic	152,150	152,602	156,785
Diluted	154,849	153,495	158,420

See accompanying notes.

Consolidated Statements of Cash Flows

(In Thousands)	2004	2003	2002

Operating Activities:
Net earnings	$218,001	$100,345	$104,384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gains on marketable securities, investments in privately-held companies and warrants, net	(11,006)	(4,111)	(19,254)
Depreciation and amortization	75,051	71,385	59,946
Other-than-temporary declines in the market value of marketable securities and investments in privately-held companies	1,831	19,353	21,068
Compensation related to stock benefit plans	7,549	7,584	8,539
Provision for doubtful accounts	33	703	83,904
Deferred income tax expense (benefit)	28,555	(3,775)	(6,139)
Losses on sale of property, plant and equipment	1,357	4,681	6,598
Earnings of partnerships, net	(3,067)	(552)	(1,259)
Purchased in-process technology	—	420	700
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(34,790)	76,108	169,662
Inventories	(1,598)	98,050	6,823
Income taxes receivable	(15,242)	—	—
Accounts payable and accrued liabilities	41,734	(56,503)	(71,876)
Other assets	(20,771)	26,832	(16,488)
Other liabilities	27,038	13,616	4,659
Exchange rate fluctuations, net	8,745	7,316	6,940
Net cash provided by operating activities	323,420	361,452	358,207
Investing Activities:
Purchases of property, plant and equipment	(30,672)	(24,440)	(36,194)
Purchases of short-term investments	(3,106,968)	(2,288,396)	(1,944,950)
Proceeds from sale of short-term investments	2,859,157	2,072,895	1,790,900
Payment of purchase price adjustment on businesses sold to ViaSat, Inc.	(9,000)	—	—
Acquisition of BarcoNet, net of cash acquired	—	—	(148,265)
Acquisition of certain assets of Arris	—	(31,610)	—
Acquisition of shares of PowerTV	—	(5,216)	—
Proceeds from the sale of investments	17,573	27,287	—
Other investments	—	(1,600)	—
Other	999	133	178
Net cash used in investing activities	(268,911)	(250,947)	(338,331)
Financing Activities:
Principal payments on long-term debt	(1,184)	(1,700)	(22,356)
Dividends paid	(6,093)	(6,072)	(6,254)
Issuance of stock	62,684	8,597	4,661
Treasury shares acquired	—	(104,472)	(183,993)
Net cash provided by (used in) financing activities	55,407	(103,647)	(207,942)
Increase (decrease) in cash and cash equivalents	109,916	6,858	(188,066)
Cash and cash equivalents at beginning of year	332,266	325,408	513,474
Cash and cash equivalents at end of year	$442,182	$332,266	$325,408

See accompanying notes.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands, Except Per Share Data)	2004	2003	2002
Preferred Stock
Shares authorized	50,000	50,000	50,000
Shares issued	—	—	—
Common Stock ($0.50 Par Value)
Shares authorized	350,000	350,000	350,000
Shares issued, beginning of year	164,992	164,992	164,899
Issuance of shares under employee benefit plans	—	—	93
Shares issued, end of year	164,992	164,992	164,992
Common Stock	$82,496	$82,496	$82,496
Additional Paid-in Capital
Balance, beginning of year	$520,503	$530,712	$545,602
Issuance of shares under employee benefit plans	(88)	(26,440)	(17,628)
Tax benefit related to the exercise of stock options	20,410	1,811	1,958
Reclassification of charges for treasury stock issued for less than cost	20,624	—	—
Restricted shares forfeited/canceled	114	11	218
Gains from issuance of equity of subsidiary	—	14,007	—
Unearned compensation — restricted shares	73	402	562
Balance, end of year	$561,636	$520,503	$530,712
Retained Earnings
Balance, beginning of year	$1,127,441	$1,033,168	$935,038
Net income(a)	218,001	100,345	104,384
Treasury stock issued for less than cost	(38,658)	—	—
Cash dividends ($0.04 per share in fiscal years 2004, 2003 and 2002, respectively)	(6,093)	(6,072)	(6,254)
Balance, end of year	$1,300,691	$1,127,441	$1,033,168
Accumulated Other Comprehensive Income (Loss) (net of tax)
Balance, beginning of year	$21,486	$(197)	$(6,075)
Foreign currency translation adjustments(b)	17,210	21,469	11,998
Changes in fair value of derivatives(c)	(403)	1,091	(1,400)
Unrealized holding gains (losses) on available-for-sale non-current marketable securities, net of reclassification adjustments ($2,140, $3,787 and $4,236 in fiscal years 2004, 2003 and 2002, respectively)(d)	(1,522)	5,495	(4,430)
Unrealized holding losses on short-term investments(e)	(1,397)	—	—
Minimum retirement liability adjustments(f)	4,142	(6,372)	(290)
Balance, end of year	$39,516	$21,486	$(197)
Treasury Shares
Balance, beginning of year	$270,685	$209,388	$48,076
Treasury shares acquired	—	104,472	183,993
Restricted shares forfeited/canceled	664	369	8,548
Issuance of shares under employee benefit plans	(90,367)	(43,544)	(31,229)
Balance, end of year	$180,982	$270,685	$209,388
Total Stockholders’ Equity	$1,803,357	$1,481,241	$1,436,791
Total Comprehensive Income (a+b+c+d+e+f)	$236,031	$122,028	$110,262

See accompanying notes.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1.    Summary of Significant Accounting Policies

Business

Scientific-Atlanta provides its customers broadband transmission networks, digital interactive subscriber systems and worldwide customer service and support for the cable television industry. We are a producer of a wide variety of broadband products which deliver entertainment, information and communications from content originators to end-users (consumers and, to a lesser extent, businesses).

We operate in one reportable segment, the Broadband segment, which consists of our subscriber and transmission operating segments. We have combined these operating segments into a single reportable segment under the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, and if the segments are similar in 1) the nature of products and services; 2) the nature of production processes; 3) the type or class of customer for their products and services; 4) the methods used to distribute their products or provide their services; and 5) the nature of the regulatory environment. We believe our subscriber and transmission operating segments meet all of these criteria and that aggregation is consistent with the objective and basic principles of SFAS No. 131.

Our products are sold primarily through our own sales personnel who work out of our offices throughout the United States and various foreign countries. Certain products are marketed in the United States through independent sales representatives, independent distributors and system integrators. In addition to direct sales by Scientific-Atlanta, sales of our products outside the United States are made through wholly-owned subsidiaries and branch offices, as well as through independent distributors and independent sales representatives. Sales of our products outside the United States are also made to independent system integrators and dealers who resell the products to customers.

Except for certain ASICs, the materials and supplies we purchase generally are standard electronic components, such as integrated circuits, wire, circuit boards, transistors, capacitors and resistors, all of which are produced by a number of manufacturers. We also purchase aluminum die castings, steel enclosures and other semi-fabricated items, which are produced by a variety of sources.

We consider our sources of supply to be adequate. However, from time to time, we could experience shortages of certain electronic components from our suppliers, and these shortages might have a material effect on our operations. Certain of the components contained in our products are custom components, such as silicon semiconductor products and lasers, which can be supplied only by a sole vendor that may concentrate the manufacture of such component in only one location. A reduction, delay or interruption in supply or a significant change in price of one or more of these components could adversely affect our business, operating results and financial condition.

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Analog Devices, Inc., Advanced Micro Devices, ATI Technologies, Inc., and Broadcom Corporation are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

Notes to Consolidated Financial Statements (Continued)

•	Philips Semiconductors B.V. and Motorola are our primary providers of cable television hybrids for use in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates and Murata Electronics of North America, Inc. are our primary suppliers of “canned” tuners; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps.

For fiscal year 2004, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Fiscal Year-End

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year-ends are as follows:

2004:	July 2, 2004
2003:	June 27, 2003
2002:	June 28, 2002

Fiscal year 2004 included fifty three weeks. Fiscal years 2003 and 2002 consisted of fifty two weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

During fiscal year 2004, we identified certain short-term investments which were reported as Cash and cash equivalents. We have reclassified $2,442 and $19,459 from Cash and cash equivalents to Short-term investments at June 27, 2003 and June 28, 2002, respectively.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory and tax reserves, deferred tax allowances, asset impairments and accrued liabilities, principally relating to warranty provisions and the pension benefit liability.

Foreign Currency Translation

The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of Accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in Other (income) expense. Foreign currency transaction losses were $118, $519 and $3,189 in fiscal years 2004, 2003 and 2002, respectively.

Foreign Exchange Contracts

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into

Notes to Consolidated Financial Statements (Continued)

foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments, and assets denominated in currencies other than the U.S. dollar. These contracts are primarily used to hedge transactions with certain subsidiaries whose transactional currency is other than the U.S. dollar; whose inflow of local currency is insufficient to meet operating expenses denominated in local currency; or trade receivables denominated in a currency other than the subsidiary’s functional currency. The contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and Other (income) expense for fair value hedges.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings.

In the fourth quarter of fiscal year 2002, ish, a customer in Germany, suspended or canceled a number of orders it had issued to the Consortium, of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts, which had been designated as cash flow hedges, to sell approximately 33,220 Euros at June 28, 2002 to hedge our exposure on these orders. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts, which we settled and recorded charges of $3,023 for ineffectiveness in Other (income) expense in fiscal year 2003.

We also recorded charges of $88, $77 and $166 for ineffectiveness in fiscal years 2004, 2003 and 2002, respectively.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Hedging instruments, which were designated as cash flow hedges, at July 2, 2004 were as follows (in thousands):

	Euros	Canadian Dollars	UK Pounds
Notional amount of forward buy (sales) contracts	(10,017)	7,400	(7,949)
Average contract amount (Foreign currency/United States dollar)	0.84	1.33	0.55

At July 2, 2004, we had unrealized losses of $328, net of tax of $210, related to the Euro, Canadian dollar and UK pound foreign exchange forward contracts, which were included in Accumulated other comprehensive income. Scientific-Atlanta has no foreign currency derivative exposure beyond the first quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which do not meet the criteria for hedge accounting are recognized in Other (income) expense. We recorded unrealized gains of $377 and $2,951 in fiscal years 2004 and 2003, respectively, and losses of $390 in fiscal year 2002 related to such contracts. The unrealized gains in fiscal year 2003 relate primarily to the settlement of a portion of our Euro forward contracts in fiscal year 2003.

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

Notes to Consolidated Financial Statements (Continued)

and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

The standard terms and conditions under which we generally ship allow a customer the right to return product for refund only if the product does not conform to product specifications; the non-conforming product is identified by the customer; and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is deferred until acceptance is deemed to have occurred.

Certain agreements also include multiple deliverables or elements for products and/or services. We recognize revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors, including the amount we charge other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered.

We adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for agreements entered into in the first quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated over the relative fair value of the units of accounting. As indicated above, the determination of fair value requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment, including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

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

Research and Development Expenditures

Certain research and development costs for the software components of our products are capitalized when incurred and are reported at the lower of unamortized cost or net realizable value. Capitalization for software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

Notes to Consolidated Financial Statements (Continued)

Capitalization ceases when the products are available for general release to customers. We amortize these development costs to Cost of sales when we recognize revenue on products shipped or over the estimated life of the software, whichever is greater.

Software development costs capitalized and the amortization of these costs in fiscal years 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Software development costs capitalized	$17,474	$10,111	$8,557
Amortization charged to cost of sales	$8,487	$9,105	$3,713

At July 2, 2004 and June 27, 2003, we had software development costs capitalized of $19,991 and $11,004, respectively, which were included in Other assets in the Consolidated Statements of Financial Position.

Depreciation, Maintenance and Repairs

Depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over forty years. Machinery and equipment are depreciated over periods ranging from three to ten years. Maintenance and repairs are charged to expense as incurred. We recorded depreciation expense of $43,386, $49,070 and $50,575 in fiscal years 2004, 2003 and 2002, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and products defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at July 2, 2004 consisted of $13,988 in Accrued liabilities and $22,245 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at June 27, 2003 to the warranty liability at July 2, 2004:

Accrued warranty at June 27, 2003	$36,001
Reductions for payments	(20,060)
Additions for warranties issued during the period	21,129
Other adjustments	(837)

Accrued warranty at July 2, 2004	$36,233

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

	2004	2003	2002
Net earnings as reported	$218,001	$100,345	$104,384
Deduct: Pro forma compensation expense, net of tax	37,222	58,663	68,752

Pro forma net earnings	$180,779	$41,682	$35,632

Earnings per share:
Basic
As reported	$1.43	$0.66	$0.67
Pro forma	$1.19	$0.27	$0.23
Diluted
As reported	$1.41	$0.65	$0.66
Pro forma	$1.16	$0.27	$0.22

Notes to Consolidated Financial Statements (Continued)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and resulted in a weighted-average fair value of $20.91, $8.09 and $14.30 with the following weighted-average assumptions used for grants in fiscal years 2004, 2003 and 2002, respectively:

	2004	2003	2002
Risk free interest rate	3.10%	2.77%	4.41%
Expected term	5 years	5 years	5 years
Volatility	75%	79%	76%
Expected annual dividends	$0.04	$0.04	$0.04

Infringement of Intellectual Property

In the standard terms and conditions under which we ship, we agree to pay all costs, damages and attorneys’ fees finally awarded in any suit by a third party against a customer to the extent that the design or the construction of a product we sold to the customer infringes the intellectual property rights of the third party.

The customer must notify us in writing of the claim; give us the right to defend and/or settle the claim at our expense with counsel of our choice; and cooperate with us in the defense or settlement of the claim.

If the manufacture, use or sale of the product is enjoined, we will use reasonable commercial efforts, at our expense, to do one of the following: (a) obtain the right to use the product for the customer; (b) modify the product so that it becomes non-infringing or (c) replace it with a non-infringing product that is substantially in compliance with the specification for the product in all material respects.

Under the standard terms and conditions under which we ship, our obligation to indemnify the customer has no expiration date but can not exceed the total amount paid to us by the customer for the allegedly infringing product. We make no warranty of non-infringement, expressed or implied.

Liabilities for indemnification are recorded in the period the problem is identified, meets the conditions discussed above that would require us to indemnify the customer and the amount of the indemnification is estimable.

The reserve for indemnification for infringement of intellectual property was $0 at July 2, 2004 and June 27, 2003.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets, resulting in an increase in the effective tax rate and an adverse impact on operating results.

Management judgments and estimates are made in connection with establishing valuation allowances on deferred tax assets, estimated tax payments and tax reserves. Changes in these estimates could have a significant impact on our operating results.

Earnings Per Share

Basic earnings per share were computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of outstanding common shares and potentially dilutive shares.

Cash and Cash Equivalents

Scientific-Atlanta considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments consist primarily of debt instruments with original maturities greater than three months and are classified as “available-for-sale” under the provisions of SFAS No. 115,

Notes to Consolidated Financial Statements (Continued)

“Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Investment income is included in interest income. Realized gains and losses are included in Other (income) expense. Amounts reclassified out of Accumulated other comprehensive income when investments are sold are based on specific identification. Short-term investments on the Consolidated Statements of Financial Position include accrued interest of $4,917 at July 2, 2004 and $5,054 at June 27, 2003.

The following is a summary of short-term investments:

Fair Value	July 2, 2004	June 27, 2003
U.S. Treasury securities and obligations of U.S. Government Agencies	$224,712	$175,442
Obligations of state and local government agencies	369,174	216,654
Asset-backed securities	108,010	58,282
Corporate debt securities	118,342	126,204
Other securities	35,196	39,707

Total short-term investments	$855,434	$616,289

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, not to exceed net realizable value. Cost includes materials, direct labor, and manufacturing overhead. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

	2004	2003
Raw materials and work-in-process	$99,872	$82,890
Finished goods	30,058	44,164

Total inventory	$129,930	$127,054

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

Goodwill and Intangible Assets

We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and

Notes to Consolidated Financial Statements (Continued)

circumstances have occurred subsequent to acquisition that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill.

The following reconciles Goodwill from June 28, 2002 through July 2, 2004.

	Balance at beginning of period	Additions	Adjustments	Foreign Translation	Balance at end of period
Fiscal year 2003	$195,645	17,751	2,930	18,922	$235,248
Fiscal year 2004	$235,248	—	(11,600)	11,561	$235,209

Additions in fiscal year 2003 include the goodwill associated with the acquisition of certain assets of Arris and ChanneLogics, Inc. (ChanneLogics) and the remaining shares held by minority shareholders of PowerTV, Inc. (PowerTV). Adjustments in fiscal year 2003 relate primarily to changes to the purchase price allocation to inventory in the BarcoNet acquisition. Adjustments in fiscal year 2004 relate primarily to changes to the purchase price allocation to deferred tax assets and related valuation allowances related to BarcoNet.

Certain Intangible assets with defined lives consisted of the following:

July 2, 2004	Cost	Accumulated Amortization	Carrying Value
Developed technology	$49,731	$31,094	$18,637
Patents	19,948	9,540	10,408
Customer base	9,404	3,674	5,730
Other	6,041	3,180	2,861

	$85,124	$47,488	$37,636

June 27, 2003
Developed technology	$46,260	$18,934	$27,326
Patents	19,302	8,449	10,853
Customer base	9,316	1,437	7,879
Other	6,666	1,696	4,970

	$81,544	$30,516	$51,028

The average life in years for each class of intangible assets follows.

Average Life
Developed technology	5
Patents	17
Customer base	4
Other	4

Amortization expense for these assets was $14,406, $13,209 and $9,755 in fiscal years 2004, 2003 and 2002, respectively. Amortization expense for the next five years is expected to be as follows: 2005 — $14,000; 2006 —$10,800; 2007 — $3,700; 2008 — $1,600; and 2009 — $1,400.

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized.

Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on the warrants and any related collars on warrants are included in Other (income) expense.

The following information pertains to our investments in common stock at July 2, 2004 and June 27, 2003:

	Cost	Unrealized Gains	Carrying Value
July 2, 2004
Common stock	$31	$30	$61

June 27, 2003
Common stock	$5,362	$2,486	$7,848

Non-current marketable securities at July 2, 2004 and June 27, 2003 also included warrants with a carrying value of $75 and $519, respectively.

Notes to Consolidated Financial Statements (Continued)

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similarly publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies, which were included in Other assets in the Consolidated Statements of Financial Position, were $6,464 and $8,559 at July 2, 2004 and June 27, 2003, respectively.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains and losses on securities defined as “available-for-sale” under the provisions of SFAS No. 115, foreign currency translation adjustments, changes in the fair value of derivatives and changes to minimum retirement liabilities.

Treasury Stock Transactions

APB No. Opinion 6, “Status of Accounting Research Bulletins,” includes provisions related to certain treasury stock transactions that require that the excess of the issuance price over the acquisition cost of treasury stock be credited to paid in capital. The excess of the acquisition cost over the re-issuance price of treasury stock is charged to paid in capital but is limited to the amount previously credited to paid in capital. Any excess is charged to retained earnings.

During fiscal year 2004, we identified transactions which had resulted in charges to paid in capital in excess of credits from treasury stock transactions and reclassified $20,624 from paid in capital to retained earnings related to treasury stock transactions in fiscal year 2003. We charged an additional $18,034 to retained earnings related to treasury stock transactions in fiscal year 2004.

New Accounting Pronouncements

The FASB recently issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” Interpretation No. 46, “Consolidation of Variable Interest Entities,” and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and ratified the consensus reached by the EITF on Issue 03-5, “Applicability of AICPA Statement 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

FSP No. 106-2 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 is effective for interim or annual financial statements of fiscal years beginning after June 15, 2004. We have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No. 106-2. The effect of the subsidy is to reduce the plan’s accumulated postretirement benefit obligation by approximately $1,132 and the net periodic postretirement benefit cost by approximately $148 for fiscal year 2005.

SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The provisions of this statement are effective for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted the disclosure provisions of SFAS No. 132 in the third quarter of fiscal year 2004.

Interpretation No. 46 addresses the consolidation by a reporting entity of variable interest entities with certain characteristics. This Interpretation was effective in January 2003 for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003.

Notes to Consolidated Financial Statements (Continued)

The FASB has issued FSPs which have deferred the effective date for applying the provisions of Interpretation No. 46 for interests in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after March 15, 2004. These FSPs also require certain disclosures about variable interest entities and potential variable interest entities. During the quarter ended April 2, 2004, we completed our evaluation of entities in which we hold equity investments and a long-term operating lease we had entered into and determined that they were not variable interest entities as defined in Interpretation No. 46.

EITF No. 00-21 provides guidance on determining units of accounting in a revenue arrangement with multiple deliverables and the allocation of the consideration received from the arrangement. EITF No. 00-21, which was effective for revenue arrangements entered into in the first annual or interim period after June 15, 2003, was adopted in the first quarter of fiscal year 2004. The adoption of EITF No. 00-21 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in fiscal year 2004.

In EITF Issue No. 03-5, the EITF concluded that, in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included in the scope of SOP 97-2, “Software Revenue Recognition.” EITF Issue No. 03-5, which was adopted in the second quarter of fiscal year 2004, was effective for arrangements entered into in the first annual or interim reporting period after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on the recognition of revenue or result in the deferral of a significant amount of revenue in fiscal year 2004.

2.    Investments, Acquisitions and Dispositions

During fiscal year 2003, we acquired certain assets of the transmission product lines of Arris for a cash payment of $31,610. These assets were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired, including $12,423 of goodwill and $10,830 of other identifiable intangible assets (primarily existing technology and customer base, which are being amortized over varying periods up to four years).

In addition, we acquired the software, technology and other assets of ChanneLogics for $1,600 of cash. The acquired assets were recorded at their estimated fair value at the date of acquisition. The purchase price of ChanneLogics has been allocated to the assets acquired, including $539 of goodwill and $550 of other identifiable intangible assets (primarily existing technology, which are being amortized over varying periods of up to five years).

During fiscal year 2003, we also acquired the remaining shares held by minority shareholders of PowerTV for cash payments of $5,216 and recorded goodwill of $4,789 in connection with these transactions. We now own 100 percent of the shares of PowerTV. Following the acquisition of the outstanding shares from the minority shareholders, we merged PowerTV into another wholly-owned subsidiary. As a result of the merger, we reclassified $7,876 of deferred taxes, which were no longer required on the gain from the issuance of PowerTV shares in connection with the acquisition of PRASARA Technologies, Inc. (PRASARA) in fiscal year 2001, to Additional paid-in capital in fiscal year 2003. We also recorded a previously unrecognized gain of $6,131 from the issuance of PowerTV stock in Additional paid-in capital in fiscal year 2003.

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

Notes to Consolidated Financial Statements (Continued)

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

2002
Sales	$1,713,234

Net income from continuing operations	$90,154
Loss from discontinued operations	(33,890)

Net income	$56,264

Diluted earnings per share	$0.36

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

As a result of the actions in fiscal year 2003 and the earlier restructuring announced in October 2001 (which is discussed in more detail below), we recorded restructuring charges of $1,325, primarily for severance, during fiscal year 2004. During fiscal year 2004, severance costs of $1,344 were paid to 40 employees whose positions had been eliminated under the restructuring plan. We do not anticipate recording any significant additional restructuring charges in fiscal year 2005. The restructuring liability of $1,324 at July 2, 2004 relates to contractual obligations under canceled leases and will be paid in fiscal year 2005.

As a result of the actions described above, we recorded restructuring charges of $17,446, primarily for severance, during fiscal year 2003. During fiscal year 2003, severance costs of $14,410 were paid to approximately 1,750 employees who had actually been terminated under the restructuring plans of fiscal years 2003 and 2002.

The restructuring announced in October 2001 was also in response to a decline in sales. The restructuring included a headcount reduction of approximately 750 people and the consolidation of substantially all of our Atlanta, Georgia manufacturing operations into our Juarez, Mexico facility. In the third quarter of fiscal year 2002, restructuring of operations in Europe and Latin America resulted in additional headcount reductions of approximately 30 people. In June 2002, we discontinued the third production shift at our Juarez, Mexico facility resulting in the additional elimination of approximately 1,300 positions, or approximately 30 percent of our employees in Juarez. As a result of existing economic conditions, we no longer needed the third shift to satisfy demand. During fiscal year 2002, we recorded restructuring charges of $28,164, which included severance costs of $13,302 for approximately 2,000 employees, $5,313 for expenses related to contractual obligations under leases to be canceled, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred in the period related to the transfer of manufacturing operations from Atlanta to Juarez. As of June 28, 2002, severance costs of approximately $8,749 had been paid to approximately 1,950 employees who had actually been terminated.

Notes to Consolidated Financial Statements (Continued)

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 2003 and 2004:

	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at June 28, 2002	$5,202	$4,553	$—	$—	$9,755
Restructuring provision	1,859	14,410	1,668	1,410	19,347
Charges to the reserve and assets written off	(3,189)	(17,402)	(1,668)	(1,410)	(23,669)
Adjustments	(563)	(1,338)	—	—	(1,901)

Balance at June 27, 2003	3,309	223	—	—	3,532
Restructuring provision	17	1,121	41	219	1,398
Charges to the reserve and assets written off	(1,929)	(1,344)	(41)	(219)	(3,533)
Adjustments	(73)	—	—	—	(73)

Balance at July 2, 2004	$1,324	$—	$—	$—	$1,324

During fiscal year 2003, we determined that a portion of the severance accrual was not needed, due primarily to the higher than expected level of voluntary terminations in connection with the transfer of manufacturing to Juarez from Atlanta, and the reserve was adjusted.

4.    Other (Income) Expense

Other (income) expense of $(7,233) in fiscal year 2004 included a gain of $6,755 from the sale of our equity interest in Kabelnetz, which had been received as part of the termination settlement with German cable operator ish, and net gains of $4,251 from the sale of other investments in privately-held companies and marketable securities. We also recorded a loss of $6,147 from the settlement of purchase price adjustments, which included a cash payment of $9,000, related to the sale of a satellite business to ViaSat, of which $2,853 had previously been reserved for. Other (income) expense also included income from various partnerships, increases in the cash surrender value of life insurance, foreign exchange gains and various other items, none of which was individually significant.

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

5.    Quarterly Financial Data (Unaudited)

	Fiscal Quarters
2004	First	Second		Third		Fourth
Sales	$395,636	$416,566		$436,969		$458,833
Gross margin	147,258	157,362		161,436		168,746
Gross margin %	37.2%	37.8%		36.9%		36.8%
Net earnings	42,670	51,131	(a)	53,953	(b)	70,247	(c)
Earnings per share
Basic	0.28	0.34		0.35		0.46
Diluted	0.28	0.33		0.35		0.45
Stock prices
High	37.14	37.45		38.59		36.50
Low	23.05	25.85		28.60		30.50
Dividends paid per share	0.01	0.01		0.01		0.01

(a)	Includes a gain of $4,370 from the sale of shares of Kabelnetz received as part of the termination settlement with German cable operator ish and a charge of $3,977 from the settlement of purchase price adjustments related to the sale of the satellite networks business to ViaSat.
(b)	Includes a gain of $1,466 from the sale of a marketable security.
(c)	Includes a $15,964 reduction in income tax expense related to the settlement with the IRS primarily on amended income tax returns for fiscal years 1990 through 2002.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Quarters
2003	First		Second		Third		Fourth
Sales	$311,555		$352,008		$382,630		$404,160
Gross margin	112,724		111,370		130,606		148,072
Gross margin %	36.2%		31.6%		34.1%		36.6%
Net earnings	11,014	(a)	15,148	(b)	26,820	(c)	47,363	(d)
Earnings per share
Basic	0.07		0.10		0.18		0.32
Diluted	0.07		0.10		0.18		0.31
Stock prices
High	16.19		15.20		14.20		25.26
Low	11.09		10.10		11.10		13.39
Dividends paid per share	0.01		0.01		0.01		0.01

(a)	Includes restructuring charges of $5,722, losses of $3,021 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and a gain of $1,644 from the settlement of a collar on a warrant to purchase common stock and the related warrant.
(b)	Includes net charges of $4,271 related to the settlement with German cable operator ish, losses of $4,267 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and restructuring charges of $1,694.
(c)	Includes losses of $4,508 from the other-than-temporary declines in the market value of marketable securities and investments in privately-held companies and restructuring charges of $2,346.
(d)	Includes restructuring charges of $1,752.

6.    Segment Information

We operate in one reportable segment, the Broadband segment.

Customers that accounted for 10 percent or more of our total sales in fiscal years 2004, 2003 or 2002 were as follows:

	2004	2003	2002
Time Warner Inc.	19%	21%	25%
Cablevision Systems	15%	19%	—%
Comcast Corporation	11%	11%	7%
Cox Communications, Inc.	9%	6%	12%
Charter Communications, Inc.	6%	5%	14%
All other customers	40%	38%	42%

Total	100%	100%	100%

Prior year percentages for Time Warner have been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales of products that accounted for 10 percent or more of our total sales in fiscal years 2004, 2003 or 2002 were as follows:

	2004	2003	2002
Explorer digital set-tops	62%	56%	52%
Optoelectronic products	9%	9%	11%
All other products	29%	35%	37%

Total	100%	100%	100%

International sales were 20 percent of total sales in fiscal year 2004, as compared to 22 percent and 20 percent of such sales in fiscal years 2003 and 2002, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2004, 2003 or 2002, except for the United States.

2004	U.S.	Foreign	Total
Sales	$1,362,305	$345,699	$1,708,004
Long-lived assets	202,556	263,459	466,015

2003
Sales	$1,128,010	$322,343	$1,450,353
Long-lived assets	219,602	274,463	494,065

2002
Sales	$1,334,001	$337,116	$1,671,117
Long-lived assets	229,499	262,122	491,621

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Long-lived assets in the United States, Mexico, and Belgium were 43 percent, 11 percent, and 40 percent, respectively, of total long-lived assets in fiscal year 2004; 44 percent, 12 percent and 39 percent, respectively, of total long-lived assets in fiscal year 2003; and 47 percent, 14 percent and 36 percent, respectively, of total long-lived assets in fiscal year 2002.

We had net assets of $238,335 in Belgium and $10,257 in Mexico at July 2, 2004.

Notes to Consolidated Financial Statements (Continued)

7.    Indebtedness

We had a $150,000 senior credit facility that provided for unsecured borrowings up to $150,000, which expired May 11, 2004. There were no borrowings under this facility in fiscal years 2004, 2003, or 2002. Facility fees, based on the average daily aggregate amount of the facility commitment, were payable quarterly.

As a result of the acquisition of BarcoNet in January 2002, we assumed various borrowings related to facilities in Europe. Total debt at July 2, 2004 consisted of a $8,858, 5.5 percent mortgage due in equal installments through 2012 and a $105, 4.8 percent loan payable in installments through 2007.

Total interest paid, including fees on the senior credit facility, was $729, $796 and $829 in fiscal years 2004, 2003 and 2002, respectively.

In August 2004, we obtained a $100,000 unsecured revolving credit facility. The new facility, which matures in three years, includes an accordion feature under which the aggregate commitment, subject to certain conditions, may be increased by an additional $300,000. Interest on borrowings under this facility is at varying rates and the rates fluctuate based on market rates. Facility fees, payable quarterly in arrears, are based on the aggregate amount of the facility commitment as of the last day of the preceding quarter and fluctuate based on a ratio of funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).

8.    Other Current Assets

Other current assets consisted of:

	2004	2003
Sales tax receivable	$4,370	$6,255
Prepaid insurance	3,475	3,182
Software maintenance	1,866	1,730
Notes receivable	1,624	2,313
V.A.T. and taxes	1,237	877
Licenses	559	1,642
Other	5,303	5,549

	$18,434	$21,548

9.    Accrued Liabilities

Accrued liabilities consisted of:

	2004	2003
Compensation	$56,575	$43,958
Warranty and service	13,988	11,943
Restructuring reserves	1,324	3,532
Taxes, other than income taxes	10,299	12,822
Other	18,946	28,621

	$101,132	$100,876

10.    Other Liabilities

Other liabilities consisted of:

	2004	2003
Retirement	$41,983	$53,166
Compensation	68,004	59,138
Warranty and service	22,245	24,058
Other	12,753	12,343

	$144,985	$148,705

11.    Income Taxes

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax benefit	2.0	1.2	0.4
Settlement on amended returns	(5.2)	—	—
Tax contingencies and other settlements	(0.3)	0.4	2.1
Research and development tax credit	(1.1)	(2.7)	(2.7)
Other, net	(1.1)	0.1	(0.7)

	29.3%	34.0%	34.1%

Notes to Consolidated Financial Statements (Continued)

Income tax provision (benefit) included the following:

	2004	2003	2002
Current tax provision
Federal	$48,235	$52,514	$49,517
State	9,634	1,870	1,559
Foreign	3,908	1,144	9,114

	61,777	55,528	60,190

Deferred tax provision (benefit)
Federal	26,179	(4,680)	(4,541)
State	(341)	915	(582)
Foreign	2,717	(10)	(1,016)

	28,555	(3,775)	(6,139)

Total provision for income taxes	$90,332	$51,753	$54,051

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid, net of refunds received, were $59,098, $8,750 and $94,121 in fiscal years 2004, 2003 and 2002, respectively. Income taxes paid in fiscal year 2003 are net of a $32,000 refund related to the write-off of accounts receivable from Adelphia (related to its filing for bankruptcy) in the fourth quarter of fiscal year 2002.

The tax effect of significant temporary differences representing deferred tax assets and liabilities were as follows:

	2004	2003
Current deferred tax assets
Expenses not currently deductible and income currently deferred	$8,216	$13,943
Inventory valuation	9,567	22,562
Warranty reserves	4,674	4,336
Other	1,200	1,033

Current deferred tax assets	$23,657	$41,874

Non-current deferred tax assets
Postretirement and postemployment benefits	$40,686	$41,717
Expenses not currently deductible and income not currently deferred	3,939	—
Unrealized loss on investments	7,139	11,326
Warranty reserve	6,975	7,883
Net operating losses and tax credits	36,840	37,389
Gain on intercompany sale of intangible assets	3,851	—

Non-current deferred tax assets	$99,430	$98,315

Non-current deferred tax liabilities
Income not currently recognized	$—	$(1,817)
Capitalized software	(7,797)	(4,123)
Accumulated comprehensive income items	(19,506)	(13,168)
Depreciation and amortization	(10,755)	(7,561)

Non-current deferred tax liabilities	$(38,058)	$(26,669)

Valuation allowances	(30,505)	(33,446)

Net non-current deferred tax assets	$30,867	$38,200

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets are partially offset by valuation allowances of $30,505 and $33,446 at July 2, 2004 and June 27, 2003, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences, foreign and state net operating loss carryforwards and state tax credit carryforwards. Foreign temporary differences and net operating loss carryforwards relate to a subsidiary we acquired. Based on this subsidiary’s history of taxable earnings and our expectations for the future, we have determined that operating income and the reversal of future taxable temporary differences will more likely than not be insufficient to realize all of the net operating loss carryforwards. Included in the fiscal year 2004 foreign deferred tax expense was approximately $6,179 of deferred tax benefits acquired in the purchase of BarcoNet for which we had previously provided valuation allowances. As we utilized these benefits, we reduced goodwill. Approximately $12,379 of the valuation allowances at July 2, 2004 would be credited to goodwill if certain tax benefits are subsequently recognized.

At July 2, 2004, we had net operating loss carryforwards of approximately $98,981. Of this total, $34,355 related to various state jurisdictions and $64,626 related to foreign net operating losses generated by various subsidiaries. The foreign net operating loss carryforwards have no expiration date and the state net operating losses will expire between 2008 and 2023. Additionally, we have state tax credit carryforwards of approximately $23,829 which will expire between 2005 and 2013.

During the fourth quarter of fiscal year 2004, the IRS approved a settlement primarily related to amended income tax returns filed for fiscal years 1990 to 2002. The settlement resulted in a reduction in the current income tax provision of $15,964. In July and August 2004, we received payments of $22,653, which consisted of tax refunds of $13,183 and interest of $9,470, from the IRS.

Earnings before income taxes includes the following:

	2004	2003	2002
United States	$276,689	$143,968	$138,309
Foreign	31,644	8,130	20,126

Total	$308,333	$152,098	$158,435

12.    Defined Benefit Pension Plan

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

The following table sets forth the plan’s funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$92,900	$83,489
Service cost	7,029	6,453
Interest cost	5,589	5,731
Actuarial loss	2,774	2,805
Benefits paid	(9,996)	(5,578)

Benefit obligation at end of year	$98,296	$92,900

Change in Plan Assets
Fair value of plan assets at beginning of year	$61,026	$60,060
Actual return (loss) on plan assets	15,831	(9,111)
Company contributions	16,325	15,655
Benefits paid	(9,996)	(5,578)

Fair value of plan assets at end of year	$83,186	$61,026

The accumulated benefit obligation for our plan was $81,939 and $78,564 for July 2, 2004 and June 27, 2003, respectively. The accumulated benefit obligation represents the total benefits earned by active and retired employees discounted at an assumed interest rate. Earned benefits for active employees are based on their current pay and service.

Notes to Consolidated Financial Statements (Continued)

Accrued pension (prepaid) costs recognized in the Consolidated Statements of Financial Position in Other liabilities and Other assets were computed as follows:

	2004	2003
Prepaid benefit cost	$(3,565)	$—
Accrued benefit liability	—	17,538
Intangible asset	—	(588)
Accumulated other comprehensive loss	—	(10,281)

Net amount recognized	$(3,565)	$6,669

Funded status	$15,110	$31,874
Unrecognized net actuarial loss	(18,254)	(24,804)
Unrecognized transition asset	140	187
Unrecognized prior service cost	(561)	(588)

Net (prepaid) liability recognized	$(3,565)	$6,669

To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets.

	2004	2003
Weighted-Average Assumptions
Discount rate	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%

Plan assets are invested in listed equity securities, fixed-income securities and cash. No plan assets are invested in any securities of Scientific-Atlanta.

Our pension plan asset allocations were as follows at March 31:

	2004	2003
Cash	5%	7%
Equity securities	66%	60%
Fixed-income securities	29%	33%

	100%	100%

We use an external advisor to assist us in establishing our investment strategies and policies and external investment firms to manage the investments. We have historically used a balanced portfolio strategy based on a targeted allocation of 65 percent equity securities and 35 percent fixed-income instruments. The equity portfolio is diversified equally between domestic growth, value and index components, as well as an international investment component. The fixed-income portfolio is managed by utilizing intermediate term, high-credit quality instruments.

Our net pension expense was $6,090, $5,325 and $7,611 in fiscal years 2004, 2003 and 2002, respectively. The components of pension expense are as follows:

	2004	2003	2002
Service cost	$7,029	$6,453	$7,266
Interest cost	5,589	5,731	6,061
Expected return on plan assets	(6,507)	(6,839)	(6,594)
Amortization of transition net asset	(48)	(47)	(451)
Amortization of prior service cost	27	27	(30)
Amount recognized due to settlement	—	—	1,226
Amount recognized due to curtailment	—	—	133

Pension expense	$6,090	$5,325	$7,611

In fiscal year 2002, the settlement and curtailment relate to the restructuring discussed in Note 3.

The minimum requirement liability adjustments on the Consolidated Statements of Stockholders’ Equity and Comprehensive Income relate primarily to this plan.

We expect to contribute approximately $3,594 to this pension plan in fiscal year 2005.

Benefit payments are expected to be paid as follows:

Fiscal Year(s)	Amount
2005	$12,924
2006	$12,228
2007	$8,650
2008	$8,975
2009	$9,653
2010 — 2014	$59,922

Notes to Consolidated Financial Statements (Continued)

13.    Other Defined Benefit Plans

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors.

The following table sets forth the plans’ funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$32,312	$29,214
Service cost	1,517	1,607
Interest cost	2,263	2,281
Actuarial loss	5,523	406
Benefits paid	(2,029)	(1,196)

Benefit obligation at end of year	$39,586	$32,312

	2004	2003
Change in Plan Assets
Fair value of plan assets at beginning of year	$636	$112
Company contributions	1,541	1,720
Benefits paid	(2,029)	(1,196)

Fair value of plan assets at end of year	$148	$636

Accrued pension costs recognized in the Consolidated Statements of Financial Position in Other liabilities were computed as follows:

	2004	2003
Accrued benefit liability	$36,506	$29,581
Intangible asset	(361)	(590)
Accumulated other comprehensive loss	(9,826)	(6,068)

Net amount recognized	$26,319	$22,923

Funded status	$39,438	$31,676
Unrecognized net actuarial loss	(13,330)	(8,777)
Unrecognized prior service cost	211	24

Net liability recognized	$26,319	$22,923

The discount rates assumed were 6.00 percent and 6.50 percent for fiscal year 2004 and fiscal year 2003, respectively. The rate of compensation increase ranged from 5.00 percent to 5.50 percent.

The accumulated benefit obligation for our plans was $36,654 and $30,217 for fiscal years 2004 and 2003, respectively.

Our net pension expense was $4,938, $4,924 and $1,276 in fiscal years 2004, 2003 and 2002, respectively. The components of pension expense are as follows:

	2004	2003	2002
Service cost	$1,517	$1,607	$1,988
Interest cost	2,263	2,281	2,324
Amortization of prior service cost	187	217	275
Amortization of net actuarial loss	971	819	668
Amount recognized due to settlement	—	—	(3,979)

Pension expense	$4,938	$4,924	$1,276

Benefit payments are expected to be paid as follows:

Fiscal Year(s)	Amount
2005	$2,984
2006	$2,434
2007	$2,376
2008	$2,644
2009	$2,530
2010 — 2014	$18,582

Notes to Consolidated Financial Statements (Continued)

14.    Other Benefit Plans

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

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,664	$10,160
Service cost	46	46
Interest cost	731	732
Actuarial loss	894	2,375
Benefits paid	(1,604)	(1,649)

Benefit obligation at end of year	$11,731	$11,664

Change in Plan Assets
Fair value of plan assets at beginning of year	$424	$286
Company contributions	1,578	1,787
Benefits paid	(1,604)	(1,649)

Fair value of plan assets at end of year	$398	$424

Funded status	$11,333	$11,240
Unrecognized net actuarial loss	(4,533)	(3,841)
Unrecognized prior service cost	(168)	(211)

Accrued benefit cost	$6,632	$7,188

Significant actuarial assumptions are as follows:

	2004	2003
Weighted-Average Assumptions
Discount rate	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%

Significant assumptions related to future health care costs are as follows:

	2004	2003	2002
Rate of Future Increase in Health Care Costs
Medicare ineligible	9.00%	9.50%	10.00%
Medicare eligible	10.50%	11.25%	12.00%

The rate of increase in health care costs for Medicare eligible and Medicare ineligible is expected to decline to 6.00 percent by 2010.

The components of postretirement benefit expense were as follows:

	2004	2003	2002
Service cost	$46	$46	$50
Interest cost	731	732	661
Amortization of net actuarial gain and prior service cost	245	108	38

Postretirement benefit expense	$1,022	$886	$749

A change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of fiscal year 2004 service and interest cost components	$41	$(37)
Effect on end of fiscal year 2004 postretirement benefit obligation	$684	$(611)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced new prescription drug benefits to be provided by Medicare Part D benefits effective January 1, 2006. In addition, the Act introduced a new federal subsidy that will reimburse plan sponsors of retiree health plans for 28 percent of certain prescription drug costs. In order to be eligible for the 28 percent direct subsidy from Medicare, a company’s plan must be at least actuarially equivalent to Part D. Based on a review by our external actuarial consultants, we believe our plan will be at least actuarially equivalent to Part D.

In May 2004, the FASB released FSP No. 106-2, which provides guidance on accounting and disclosure requirements related to the Act. We have elected to apply the guidance prospectively.

The effect of the subsidy is to reduce the plan’s accumulated postretirement benefit obligation by

Notes to Consolidated Financial Statements (Continued)

approximately $1,132 and the net periodic postretirement benefit cost by approximately $148 for fiscal year 2005.

Benefit payments are expected to be paid as follows:

Fiscal Year(s)	Benefit Payments	Subsidy Payments	Total Payments
2005	$947	$—	$947
2006	$988	$—	$988
2007	$1,014	$(112)	$902
2008	$1,035	$(117)	$918
2009	$1,045	$(121)	$924
2010 — 2014	$5,212	$(599)	$4,613

15.    Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of Cash and cash equivalents approximates fair value because of the variable rates of the instruments and short maturity of those instruments. The carrying amounts of Receivables and Accounts payable approximate fair value because of the short maturity of those instruments. Receivables at July 2, 2004 included $69,040 from customers who accounted for 10 percent or more of our total sales in fiscal year 2004. Short-term investments and Non-current marketable securities are carried at fair value. The fair value of foreign currency forward contracts is based on quoted market prices. The carrying value of Long-term debt approximates fair value because of the rates charged on the debt.

16.    Related Party Transactions

Related party transactions for fiscal years 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Sales:
Scientific-Atlanta of Shanghai, Ltd.	$2,516	$1,096	$893
Arcodan Visiorep	—	—	1,330
Purchases:
Scientific-Atlanta of Shanghai, Ltd.	$4,151	$1,650	$1,460
Receivables (Payables):
Scientific-Atlanta of Shanghai, Ltd.	$435	$(157)	$18
MPEG LA, LLC	(5,206)	(4,743)	(4,167)
Arcodan Visiorep	—	—	165
Royalties received:
MPEG LA, LLC	$10,883	$11,076	$21,666
Royalties paid:
MPEG LA, LLC	$9,527	$7,724	$17,610

Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. Scientific-Atlanta of Shanghai, Ltd. is a partially-owned subsidiary of Scientific-Atlanta. Our minority interest in Arcodan Visiorep was sold in fiscal year 2002. MPEG LA, LLC is an entity in which we have a minority interest.

Notes to Consolidated Financial Statements (Continued)

17.    Commitments, Contingencies and Other Matters

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2004, 2003 and 2002 was $10,680, $12,401 and $18,409, respectively. We pay taxes, insurance and maintenance costs with respect to most leased items. Remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at July 2, 2004, under operating leases were $15,646. Payments under these leases for the next five years are as follows:

Fiscal Year(s)	Amount
2005	$7,690
2006	$3,905
2007	$1,926
2008	$1,162
2009	$466
Thereafter	$497

We entered into a long-term operating lease arrangement in 1997, which expired in July 2004. We purchased the buildings financed under this arrangement for $36,000 in July 2004.

We are also committed under certain purchase agreements, which aggregate $272,922, primarily for inventory. Included in this amount are $421 of commitments with a remaining term in excess of one year at July 2, 2004. Purchase commitments are primarily for raw materials and component inventory. In general, our contracts with suppliers do not include guaranteed volumes or other contingent commitments. Occasionally, we enter into agreements with suppliers that exceed one year to obtain favorable business terms or due to specific business conditions, such as lead times for development, and we may enter into similar agreements in the future.

We have agreements with certain officers, which include certain benefits in the event of termination of the officers’ employment as a result of a change in control of Scientific-Atlanta.

Adelphia, a customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding. We recently entered into a tolling agreement for any potential claims by the Adelphia estate where the statute of limitation has not yet run.

In September 2002, Communications Dynamics, Inc., parent of TVC Communications (TVC), a distributor of our products in Latin America, also filed for bankruptcy. During the 90 days prior to the bankruptcy filing, we received payments from TVC for goods sold and delivered of approximately $2,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Communications Dynamics in connection with its bankruptcy proceeding.

18.    Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia Matters

Adelphia is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department; two of Adelphia’s former senior executives were recently found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta and the manner in which Adelphia accounted for such arrangement. The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta, and the government has interviewed Scientific-Atlanta personnel with respect to the Adelphia agreement. Scientific-Atlanta continues to cooperate in these investigations. There

Notes to Consolidated Financial Statements (Continued)

can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We are a co-defendant in two individual actions and one putative class action pending in the U.S. District Court for the Southern District of New York (03 MD 1529 (LLM)) that relate to, among other issues, the marketing support agreement between Adelphia and Scientific-Atlanta. Motorola has also been named as a defendant in these suits. The suits allege that Scientific-Atlanta should be liable to investors in Adelphia’s securities based on the marketing support agreement and Adelphia’s accounting treatment for that arrangement. These actions do not allege any impropriety as to our financial statements or statements made to our investors. The damages sought in these actions are in an unspecified amount. In the individual suit brought by W.R. Huff Asset Management Co., LLC, we were added as a co-defendant in January 2004. The Huff suit purports to be on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia Communications Corporation and Arahova Communications Inc. The complaint names certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”). Scientific-Atlanta filed a motion to dismiss the Huff suit on March 8, 2004. We were also added as a co-defendant in December 2003 in an individual action brought by Joseph and Evelyn Stocke who purportedly are purchasers of Adelphia Communications Corporation common stock. The complaint names certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the 1934 Act and/or “aided and abetted” the common law fraud of Adelphia and its former management. Scientific-Atlanta filed a motion to dismiss the Stocke suit on April 12, 2004. In July 2004, a putative securities class action was filed by Argent Classic Convertible Arbitrage Fund L.P., et al. purportedly on behalf of investors in securities of Adelphia Communications Corporation. The suit names Scientific-Atlanta and two of its officers, and alleges that Scientific-Atlanta violated Section 10(b) of the 1934 Act and that the officers violated Section 20(a) of the 1934 Act. We will file a motion to dismiss the Argent suit.

Charter Matters

Charter is one of Scientific-Atlanta’s major customers. Several members of its former management are the subjects of criminal charges brought by the Justice Department. In January 2003, the Justice Department subpoenaed records concerning Scientific-Atlanta’s marketing support and advertising agreements with Charter. In February 2003, the SEC issued a similar subpoena concerning Charter. The government has interviewed Scientific-Atlanta personnel with respect to the Charter agreements. In July 2003, a federal grand jury indicted certain former Charter officers. In July 2004, Charter settled all civil charges brought by the SEC. Charter’s accounting for its advertising agreement with Scientific-Atlanta in calendar year 2000 is one aspect of the charges contained in the indictment and the recent SEC settlement. Scientific-Atlanta continues to cooperate in these investigations. There can be no assurance as to the outcome of these investigations and their effects on Scientific-Atlanta.

We became a co-defendant on June 17, 2003 in previously-filed purported securities class actions pending against Charter and certain of Charter’s present/former officers and directors in the U.S. District Court of the Eastern District of Missouri. Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The consolidated complaint further alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of the federal securities laws as to investors in Charter’s securities. The consolidated complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on September 9, 2003. On August 5, 2004, Charter announced that it had reached a tentative settlement agreement with the plaintiffs in these cases, which must be approved by the court. This proposed settlement does not include Scientific-Atlanta.

Notes to Consolidated Financial Statements (Continued)

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the U.S. District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint. The District Court then certified for appeal to the Eleventh Circuit Court of Appeals an issue related to its decision on the motion to dismiss. On June 22, 2004, the Eleventh Circuit affirmed the District Court’s order denying our motion to dismiss and the case will now proceed in the District Court. Plaintiffs are seeking to recover damages in an unspecified amount.

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

On January 3, 2003, a purported class action alleging violations of the Employee Retirement Income Security Act (ERISA) was filed in the U.S. District Court for the Northern District of Georgia. The action was brought by Randolph Schaubs against Scientific-Atlanta, three of its officers, and certain directors and alleged breaches of fiduciary obligations to participants in Scientific-Atlanta’s 401(k) plan, based on substantially the same factual allegations as the class action described above. On November 10, 2003, the court granted plaintiff’s motion to amend the complaint to remove all ERISA and class action claims and to convert the complaint into an individual claim based on damages under the Georgia securities and fraud laws. The plaintiff seeks unspecified equitable and monetary relief. Plaintiff filed his amended complaint on November 18, 2003 and defendants filed a motion to dismiss on January 21, 2004. On August 6, 2004, the court ruled on the motion and dismissed without prejudice the directors and one officer, as well as the common law fraud claim. The court denied the remainder of the motion to dismiss.

Gemstar-Related Legal Proceedings

We have filed several lawsuits as plaintiff against Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.”

Multi-District Proceedings

On December 3, 1998, we filed an action against Gemstar in the U.S. District Court for the Northern District of Georgia (Atlanta). The suit alleges that Gemstar has violated federal antitrust laws and has misused certain patents. We seek damages, an injunction and a declaration that eight Gemstar patents related to interactive program guides are invalid, unenforceable and not infringed by our products. On December 4, 1998, Gemstar filed a responsive action against us in the U.S. District Court for the Central District of California alleging infringement of two of the same patents involved in the Atlanta suit filed by us on December 3, 1998. The suit asks for damages and injunctive relief.

We have been granted summary judgment of non-infringement of seven Gemstar patents challenged in the Georgia action, U.S. Patent Nos. 5,508,815; 5,568,272; 4,751,578; 5,038,211; 5,293,357; 5,915,068 and 4,908,713. The parties have also filed a consent order to dismiss all claims of infringement and invalidity related to the eighth Gemstar patent in this action, U.S. Patent No. 4,963,994.

On March 14, 2003, in the Atlanta antitrust action, Gemstar filed three motions for partial summary judgment on three of our antitrust claims. The court granted these motions in March of 2004. Discovery on the remaining issues of antitrust damages suffered by Scientific-Atlanta is currently scheduled to close in January 2005.

Notes to Consolidated Financial Statements (Continued)

Scientific-Atlanta Patents Proceedings

On April 23, 1999, we filed a patent infringement action against Gemstar in U.S. District Court in Atlanta. On July 23, 1999, we filed a patent infringement action against StarSight Telecast, Inc. (“StarSight”), a subsidiary of Gemstar International Group Ltd., in the U.S. District Court in Atlanta. These suits allege that Gemstar and StarSight infringe three Scientific-Atlanta patents, U.S. Patent Nos. 4,885,775, 4,991,011, and 5,477,262, relating to interactive program guides, and seek damages and injunctive relief. The court issued a “Markman” order on April 8, 2004 construing the claims of the Scientific-Atlanta patents. Discovery is proceeding and is projected to close in early 2005.

International Trade Commission and Related Proceedings

On June 25, 1999, we filed an action against StarSight in the U.S. District Court in Atlanta, seeking a declaratory judgment of invalidity and non-infringement of two StarSight patents, U.S. Patent Nos. 4,706,121 and 5,479,268, which StarSight asserts are related to interactive program guides. Thereafter, Gemstar sought to assert claims under these same patents in an investigation by the International Trade Commission (ITC) (described in more detail below). The District Court action involving these patents has now been stayed by agreement of the parties, pending the outcome of Gemstar’s appeal of the Final Determination of the ITC.

On February 14, 2001, Gemstar initiated an investigation in the ITC under Section 337 of the Tariff Act of 1930 against Scientific-Atlanta, Pioneer Corporation and related entities, Echostar Communications Corporation and SCI Systems, Inc. (the “337 Action”). The investigation was based on Gemstar’s allegation that certain imported set-top boxes, including those manufactured by Scientific-Atlanta in Mexico, infringe certain Gemstar patents. Two of these patents have been in dispute between the parties in connection with the June 25, 1999 action in the federal court in Atlanta. Immediately prior to filing the 337 Action, Gemstar filed separate actions against Scientific-Atlanta, Pioneer and Echostar in the federal court in Atlanta alleging infringement of the patents asserted in the 337 Action not already raised in the 1999 action against StarSight. Scientific-Atlanta moved to stay any proceedings in these actions pending the outcome of the 337 Action.

On June 21, 2002, the Administrative Law Judge in the ITC action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. The Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002, the full ITC concluded that there is no violation of the Tariff Act of 1930 by Scientific-Atlanta. The ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue, but took no position on the issue of Gemstar’s patent misuse. On March 6, 2003, Gemstar appealed the decision of the ITC to the Court of Appeals for the Federal Circuit. All briefs have been filed by all parties in the appeal and oral argument took place on October 10, 2003.

In the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where Gemstar’s patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing interactive program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party also may be entitled to an injunction against the future sale of infringing interactive program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing interactive program guides and could cause the offending party to have to redesign its program guide to avoid infringement.

Notes to Consolidated Financial Statements (Continued)

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar. The court granted that motion and Gemstar was added to the case. Discovery is ongoing and a “Markman” hearing relating to the PMC patents took place in February 2004.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of these other proceedings will not have a material adverse effect on our financial position or results of operations.

19.    Off-Balance Sheet Financing

In July 1997, we entered into a long-term operating lease arrangement, which provided $36,000 to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia. The initial occupancy term was seven years and expired in July 2004. Lease payments equal the interest of the $36,000 at a fixed rate of 6.51 percent per annum. We purchased the buildings financed under this long-term operating lease arrangement for $36,000 at the expiration of the lease in July 2004.

The lease qualified as an operating lease under SFAS No. 13 “Accounting for Leases,” as amended. The lessor was a non-bank, general-purpose corporation owned by a financial institution that has engaged in many types of transactions with parties other than Scientific-Atlanta and activities other than lease transactions. Scientific-Atlanta had no ownership interest in the lessor or the financial institution. We evaluated the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities,” and concluded that these provisions did not apply to this arrangement. Accordingly, the assets, liabilities, results of operations and cash flows of the lessor have not been included in the consolidated financial statements of Scientific-Atlanta.

After the completion of the initial phase of our consolidated office site, all facility expansions were financed with existing cash balances and cash generated from operations. Scientific-Atlanta has no other off-balance sheet financing arrangements.

20.    Common Stock and Related Matters

During fiscal year 2003, we purchased 8,000,000 shares of our common stock at an aggregate cost of $97,304 pursuant to a stock buyback program announced in July 2001 and 558,700 shares at an aggregate cost of $7,168 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. No shares were purchased during fiscal year 2004.

We purchased 7,925,000 shares of our common stock at an aggregate cost of $183,993 in fiscal year 2002 pursuant to a stock buyback program announced in March 2000.

We plan to use a portion of the shares repurchased for issuance under our employee stock option plans and other benefit plans.

The following information pertains to treasury share activity for fiscal years 2004, 2003 and 2002.

Balance at June 29, 2001	859,339

Treasury shares acquired	7,925,000
Restricted shares forfeited/canceled	199,260
Issuance of shares under employee benefit plans	(621,737)

Balance at June 28, 2002	8,361,862

Treasury shares acquired	8,558,700
Restricted shares forfeited/canceled	27,752
Issuance of shares under employee benefit plans	(1,397,872)

Balance at June 27, 2003	15,550,442

Treasury shares acquired	—
Restricted shares forfeited/canceled	15,000
Issuance of shares under employee benefit plans	(3,950,488)

Balance at July 2, 2004	11,614,954

Notes to Consolidated Financial Statements (Continued)

We have non-qualified stock option plans to provide key employees and directors with an increased incentive to work for the success of Scientific-Atlanta. The option price for stock options is the market value at the date of grant and thus, the plans are non-compensatory. The options vest over periods ranging from three to six years and expire 10 years after the date of their respective grants.

The following information pertains to options on Scientific-Atlanta’s common stock for the years ended July 2, 2004, June 27, 2003 and June 28, 2002:

2004	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	21,517,265	$32.26
Granted	3,415,395	$33.13
Expired	(346,608)	$56.09
Forfeited	(274,852)	$23.38
Exercised	(3,546,450)	$17.24

Outstanding, end of year	20,764,750	$34.69

2003	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	19,244,032	$36.13
Granted	4,178,750	$12.64
Expired	(735,680)	$38.58
Forfeited	(494,950)	$36.59
Exercised	(674,887)	$10.92

Outstanding, end of year	21,517,265	$32.26

2002	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	15,574,050	$40.21
Granted	4,545,150	$22.26
Expired	(188,074)	$45.81
Forfeited	(413,905)	$49.32
Exercised	(273,189)	$11.41

Outstanding, end of year	19,244,032	$36.13

The following information pertains to options on Scientific-Atlanta’s common stock at July 2, 2004:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price
$ 7.06 – $10.97	467,615	2.82	$8.76
$11.25 – $18.41	3,763,394	7.97	$12.56
$22.00 – $30.00	4,736,138	6.84	$22.82
$30.44 – $48.79	4,083,575	8.91	$34.80
$50.00 – $51.78	5,499,928	6.02	$51.71
$52.69 – $69.13	1,617,400	6.22	$56.40
$70.13 – $86.81	596,700	6.12	$72.43

	20,764,750	7.07	$34.69

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 7.06 – $10.97	467,615	$8.76
$11.25 – $18.41	1,904,672	$12.47
$22.00 – $30.00	3,655,556	$22.85
$30.44 – $48.79	1,540,838	$37.38
$50.00 – $51.78	5,499,928	$51.71
$52.69 – $69.13	1,617,400	$56.40
$70.13 – $86.81	596,700	$72.43

	15,282,709	$38.46

The following information pertains to options on Scientific-Atlanta’s common stock at June 27, 2003:

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 7.03 – $10.97	798,072	$8.82
$11.25 – $18.50	2,177,372	$12.35
$22.00 – $30.00	4,206,357	$23.00
$30.44 – $48.79	660,719	$40.53
$50.00 – $51.78	5,163,502	$51.72
$52.69 – $69.13	1,532,304	$56.35
$70.13 – $86.81	226,100	$72.90

	14,764,426	$35.72

Notes to Consolidated Financial Statements (Continued)

The following information pertains to options on Scientific-Atlanta’s common stock at June 28, 2002:

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 4.54 – $10.97	1,074,822	$8.40
$11.25 – $18.50	1,543,100	$12.07
$22.00 – $48.79	3,419,779	$25.49
$50.00 – $51.78	3,860,168	$51.72
$52.69 – $86.81	1,452,417	$58.13

	11,350,286	$35.14

We issue restricted stock awards, cash awards and non-qualified stock option grants to employees under long-term incentive plans and employee stock option plans. Compensation expense for restricted stock awards is recognized ratably over the vesting period. Compensation expense for restricted stock awards was $186, $413 and $361 in fiscal years 2004, 2003 and 2002, respectively. At July 2, 2004, 9,809,812 shares were reserved for future issuance under this plan. In addition, 77,504 shares were reserved for future grants under a director stock option plan at July 2, 2004.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At July 2, 2004, 1,598,924 shares were reserved for future issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $7,025, $6,869 and $7,816 in fiscal years 2004, 2003 and 2002, respectively. At July 2, 2004, 4,436,436 shares were reserved for future issuance under this plan.

We have stock plans for non-employee directors that provide for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allow directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provide for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At July 2, 2004, 969,260 shares were reserved for future issuance to non-employee directors under these plans.

At July 2, 2004, a total of 16,891,936 shares of authorized stock were reserved for future grant and/or issuance for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997 and, pursuant to the Plan, declared a dividend of one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific-Atlanta’s common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta’s common stock, or (iii) is determined by the Board of Directors to be an “adverse person” as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an “adverse person,” each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At July 2, 2004, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquires 15 percent or more of Scientific-Atlanta’s common stock or prior to the date any person or group is determined by the Board of

Notes to Consolidated Financial Statements (Continued)

Directors to be an “adverse person.” The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta’s 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta’s common stock. At July 2, 2004, there were 76,689 shares of preferred stock reserved for this purpose.

21.    Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	2004	2003
Foreign currency translation adjustment	$47,217	$30,007
Accumulated derivative net gains (losses)	(328)	75
Unrealized gains on available-for-sale securities	18	1,540
Unrealized holding losses on short-term investments	(1,397)	—
Minimum retirement liabilities	(5,994)	(10,136)

	$39,516	$21,486

A summary of the components of other comprehensive income (loss) for fiscal years 2004, 2003 and 2002 are as follows:

2004	Before- Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$23,143	$(5,933)	$17,210
Net gain (loss) on derivatives	(660)	257	(403)
Net change in unrealized gain (loss) on available-for-sale non-current marketable securities	(2,456)	934	(1,522)
Net holding loss on short-term investments	(2,183)	786	(1,397)
Net change in minimum retirement liabilities	6,523	(2,381)	4,142

Other comprehensive income	$24,367	$(6,337)	$18,030

2003	Before- Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$34,628	$(13,159)	$21,469
Net gain (loss) on derivatives	1,760	(669)	1,091
Net change in unrealized gain (loss) on available-for-sale non-current marketable securities	8,863	(3,368)	5,495
Net change in minimum retirement liabilities	(10,278)	3,906	(6,372)

Other comprehensive income	$34,973	$(13,290)	$21,683

2002	Before- Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$19,352	$(7,354)	$11,998
Net gain (loss) on derivatives	(2,258)	858	(1,400)
Net change in unrealized gain (loss) on available-for-sale non-current marketable securities	(7,145)	2,715	(4,430)
Net change in minimum retirement liabilities	(469)	179	(290)

Other comprehensive income	$9,480	$(3,602)	$5,878

22.    Earnings Per Share

Basic and diluted earnings per share for the last three fiscal years were as follows:

	In Thousands		Per Share Amount
2004	Earnings	Shares
Basic earnings per common share	$218,001	152,150	$1.43
Effect of dilutive stock options	—	2,699	(0.02)

Diluted earnings per common share	$218,001	154,849	$1.41

	In Thousands		Per Share Amount
2003	Earnings	Shares
Basic earnings per common share	$100,345	152,602	$0.66
Effect of dilutive stock options	—	893	(0.01)

Diluted earnings per common share	$100,345	153,495	$0.65

Notes to Consolidated Financial Statements (Continued)

	In Thousands		Per Share Amount
2002	Earnings	Shares
Basic earnings per common share	$104,384	156,785	$0.67
Effect of dilutive stock options	—	1,635	(0.01)

Diluted earnings per common share	$104,384	158,420	$0.66

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

	2004	2003	2002
Number of options outstanding	9,487,986	15,930,759	12,272,271
Weighted-average exercise price	$51.36	$40.09	$46.95

Scientific-Atlanta, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

For Each of The Three Years in the Period Ended July 2, 2004

(In Thousands)

Col. A	Col. B	Col. C				Col. D		Col. E
Description	Balance at beginning of period	Additions				Deductions		Balance at end of Period
		Charged to costs or expenses		Charged to Other Accounts
Deducted on the balance sheet from asset to which it applies:
July 2, 2004 — Allowance for doubtful accounts	$3,260	$33		$75		$(266	)(a)	$3,102

June 27, 2003 — Allowance for doubtful accounts	$5,723	$703		$—		$(3,166	)(a)	$3,260

June 28, 2002 — Allowance for doubtful accounts	$5,982	$83,904	(b)	$2,642	(c)	$(86,805	)(b)	$5,723

July 2, 2004 — Restructuring reserves	$3,532	$1,325		$—		$(3,533	)(e)	$1,324

June 27, 2003 — Restructuring reserves	$9,755	$17,446	(d)	$—		$(23,669	)(e)	$3,532

June 28, 2002 — Restructuring reserves	$800	$28,164	(d)	$—		$(19,209	)(e)	$9,755

July 2, 2004 — Deferred tax asset allowance	$33,446	$—		$5,784	(g)	$(8,725	)(h)	$30,505

June 27, 2003 — Deferred tax asset allowance	$30,068	$567	(f)	$2,816	(g)	$(5)		$33,446

June 28, 2002 — Deferred tax asset allowance	$—	$646	(f)	$29,422	(i)	$—		$30,068

Notes:

(a)	Amounts represent uncollectible accounts written off.

(b)	Primarily the provision for doubtful accounts and the write-off of accounts receivable resulting from the bankruptcy filing of Adelphia in June 2002.

(c)	From the acquisition of BarcoNet in fiscal year 2002.

(d)	Scientific-Atlanta recorded restructuring charges of $17,446 in fiscal year 2003, which included $13,072 for severance, $1,668 for assets abandoned, $1,296 for expenses related to contractual obligations under canceled leases and $1,410 of miscellaneous expenses related primarily to relocating operations. Scientific-Atlanta also recorded a restructuring charge of $28,164 in fiscal year 2002, which included $13,302 for severance, $5,313 for expenses related to contractual obligations under canceled leases, $4,270 for assets to be abandoned and $5,279 of miscellaneous expenses, primarily costs incurred during fiscal year 2002 to transfer manufacturing operations from Atlanta to Juarez.

(e)	Utilization of restructuring reserve.

(f)	Valuation allowances on deferred tax assets for temporary differences, net operating losses and tax credit carryforwards to reflect their net realizable value.

(g)	Exchange rate fluctuations and various other adjustments.

(h)	Primarily reversal of valuation allowances on deferred tax assets from the acquisition of BarcoNet.

(i)	Includes $17,494 from the acquisition of BarcoNet in fiscal year 2002 and $11,928 from state net operating loss and credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc. (Registrant)

September 13, 2004	By:	/s/ JAMES F. MCDONALD
Date		James F. McDonald Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES F. MCDONALD James F. McDonald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2004 Date

/s/ JULIAN W. EIDSON Julian W. Eidson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 13, 2004 Date

/s/ STEVEN D. BOYD Steven D. Boyd Vice President and Controller (Principal Accounting Officer)	September 13, 2004 Date

/s/ MARION H. ANTONINI Marion H. Antonini Director	September 13, 2004 Date

/s/ JAMES I. CASH, JR. James I. Cash Director	September 13, 2004 Date

/s/ DAVID W. DORMAN David W. Dorman Director	September 13, 2004 Date

/s/ WILLIAM E. KASSLING William E. Kassling Director	September 13, 2004 Date

/s/ MYLLE H. MANGUM Mylle H. Mangum Director	September 13, 2004 Date

/s/ TERENCE F. MCGUIRK Terence F. McGuirk Director	September 13, 2004 Date

/s/ DAVID J. MCLAUGHLIN David J. McLaughlin Director	September 13, 2004 Date

/s/ JAMES V. NAPIER James V. Napier Director	September 13, 2004 Date

/s/ SAM NUNN Sam Nunn Director	September 13, 2004 Date