Form 10-Q
period 2004-10-01
SCIENTIFIC ATLANTA INC
filed 2004-11-05
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

As of October 29, 2004, Scientific-Atlanta, Inc. had outstanding 153,313,670 shares of common stock.

PART I - FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	October 1, 2004	October 3, 2003
SALES	$452,674	$395,636

COSTS AND EXPENSES
Cost of sales	286,875	248,378
Sales and administrative	48,761	48,037
Research and development	38,341	35,323
Restructuring	(4)	715
Interest expense	157	235
Interest income	(5,774)	(3,852)
Other (income) expense, net	(165)	901

Total costs and expenses	368,191	329,737

EARNINGS BEFORE INCOME TAXES	84,483	65,899

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	32,707	18,373
Deferred	(4,102)	4,856

NET EARNINGS	$55,878	$42,670

EARNINGS PER COMMON SHARE
BASIC	$0.36	$0.28

DILUTED	$0.36	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	153,431	150,961

DILUTED	155,436	153,797

DIVIDENDS PER SHARE PAID	$0.01	$0.01

SEE ACCOMPANYING NOTES

2 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	October 1, 2004	July 2, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$268,289	$442,182
Short-term investments	1,021,878	855,434
Receivables, less allowance for doubtful accounts of $2,880 at October 1 and $3,102 at July 2	248,307	219,172
Inventories	145,154	129,930
Income tax receivables	692	18,903
Deferred income taxes	24,730	23,657
Other current assets	18,169	18,434

TOTAL CURRENT ASSETS	1,727,219	1,707,712

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	23,817	21,223
Buildings and improvements	117,715	83,713
Machinery and equipment	221,653	212,392

	363,185	317,328
Less - Accumulated depreciation and amortization	143,950	132,744

	219,235	184,584
GOODWILL	233,696	235,209

INTANGIBLE ASSETS	34,304	37,636

DEFERRED INCOME TAXES	35,552	30,867

OTHER ASSETS	78,640	73,619

TOTAL ASSETS	$2,328,646	$2,269,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,274	$1,265
Accounts payable	169,413	171,589
Accrued liabilities	76,168	101,132
Deferred revenue	15,520	18,053
Income taxes currently payable	33,121	13,663

TOTAL CURRENT LIABILITIES	295,496	305,702

LONG-TERM DEBT, LESS CURRENT MATURITIES	7,427	7,698

NON-CURRENT DEFERRED REVENUE	8,425	7,885

OTHER LIABILITIES	154,128	144,985

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at October 1 and July 2	82,496	82,496
Additional paid-in capital	562,064	561,636
Retained earnings	1,354,572	1,300,691
Accumulated other comprehensive income, net of taxes of $20,305 at October 1 and $19,506 at July 2	40,983	39,516

	2,040,115	1,984,339

Less - Treasury stock, at cost (11,447,962 shares at October 1 and 11,614,954 shares at July 2)	176,945	180,982

	1,863,170	1,803,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,328,646	$2,269,627

SEE ACCOMPANYING NOTES

3 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	October 1, 2004	October 3, 2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,220	$42,310

INVESTING ACTIVITIES:
Purchases of short-term investments	(804,368)	(544,469)
Proceeds from sales of short-term investments	636,126	501,184
Purchases of property, plant, and equipment	(45,751)	(5,147)
Proceeds from the sale of an investment in a marketable security	—	6,239
Other	81	288

Net cash used in investing activities	(213,912)	(41,905)

FINANCING ACTIVITIES:
Issuance of common stock from treasury	1,635	38,863
Dividends paid	(1,534)	(1,513)
Principal payments on debt	(302)	(280)

Net cash provided by (used in) financing activities	(201)	37,070

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,893)	37,475

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	442,182	332,266

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,289	$369,741

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$143	$220

Income taxes paid (refunded), net	$(5,602)	$11,023

SEE ACCOMPANYING NOTES

4 of 35

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	October 1, 2004	October 3, 2003
NET EARNINGS	$55,878	$42,670

OTHER COMPREHENSIVE INCOME, NET OF TAX (1)

Net foreign currency translation adjustments	991	3,882

Net unrealized holding gains on short-term investments	204	561

Net unrealized holding gains (losses) on available-for-sale marketable securities, net of reclassification adjustments of $0 and $876 in fiscal years 2005 and 2004, respectively	4	(300)

Net change in fair value of derivatives	268	(111)

COMPREHENSIVE INCOME	$57,345	$46,702

(1)	Assumed 35 and 38 percent tax rate in fiscal years 2005 and 2004, respectively.

SEE ACCOMPANYING NOTES

5 of 35

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying condensed consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature.

During fiscal year 2004, we identified certain cash equivalents and short-term investments which were misclassified. We have reclassified $8,111 from Short-term investments to Cash and cash equivalents at October 3, 2003 and $27,514 from Cash and cash equivalents to Short-term investments at June 27, 2003. The Consolidated Statements of Cash Flows for the three months ended October 3, 2003 has been restated to reflect these adjustments.

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2005, which ends on July 1, 2005, will include fifty-two weeks. The first quarter of fiscal year 2005 included thirteen weeks while the first quarter of fiscal year 2004 included fourteen weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands
Three Months Ended October 1, 2004	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$55,878	153,431	$0.36

Effect of dilutive stock options	—	2,005	—

Diluted earnings per common share	$55,878	155,436	$0.36

	In Thousands
Three Months Ended October 3, 2003	Net Earnings	Shares	Per Share Amount
Basic earnings per common share	$42,670	150,961	$0.28

Effect of dilutive stock options	—	2,836	—

Diluted earnings per common share	$42,670	153,797	$0.28

6 of 35

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	October 1, 2004	October 3, 2003
Number of options outstanding	11,944,228	8,838,318
Weighted average exercise price	$47.26	$53.08

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended
	October 1, 2004	October 3, 2003
Net earnings as reported	$55,878	$42,670
Deduct: Pro forma compensation expense, net of tax	7,827	11,477

Pro forma net earnings	$48,051	$31,193

Earnings per share:
Basic
As reported	$0.36	$0.28

Pro forma	$0.31	$0.21

Diluted
As reported	$0.36	$0.28

Pro forma	$0.31	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted average fair value of $16.98 and $20.40 per option for grants in the first quarter of fiscal years 2005 and 2004, respectively. The following weighted-average assumptions were used in the pricing model for grants in the first quarter of fiscal years 2005 and 2004:

	Three Months Ended
	October 1, 2004	October 3, 2003
Risk free interest rate	3.65%	4.33%
Expected term	5 years	5 years
Volatility	74%	79%
Expected annual dividends	$0.04	$0.04

7 of 35

D.	Inventories consist of the following:

	October 1, 2004	July 2, 2004
Raw materials and work-in-process	$106,005	$99,872
Finished goods	39,149	30,058

Total inventory	$145,154	$129,930

E.	Other (income) expense of $(165) for the quarter ended October 1, 2004 included gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses and various other items, none of which was individually significant.

Other (income) expense of $901 in the quarter ended October 3, 2003 included charges of $1,831 from the other-than-temporary decline in investments in privately-held companies and other miscellaneous charges, which more than offset a gain of $1,907 on the sale of a marketable security.

F.	We have a defined benefit pension plan covering substantially all of our domestic employees. Pension expense for this plan consists of the following:

	Three Months Ended
	October 1, 2004	October 3, 2003
Service cost	$1,914	$1,757
Interest cost	1,379	1,397
Expected return on plan assets	(1,691)	(1,627)
Amortization of transition net asset	(12)	(12)
Amortization of prior service cost	7	7
Amortization of net actuarial loss	46	—

Pension expense	$1,643	$1,522

During the first quarter of fiscal year 2005, we made a contribution of $3,594 to the defined benefit pension plan. We believe no additional contributions will be made to the defined benefit pension plan in fiscal year 2005.

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

	Three Months Ended
	October 1, 2004	October 3, 2003
Service cost	$341	$379
Interest cost	532	566
Amortization of prior service cost	47	47
Amortization of net actuarial loss	428	243

Pension expense	$1,348	$1,235

8 of 35

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to retired employees. The components of postretirement benefit expense consist of the following:

	Three Months Ended
	October 1, 2004	October 3, 2003
Service cost	$13	$12
Interest cost	169	183
Amortization of prior service cost	11	11
Amortization of net actuarial loss	65	51

Postretirement expense	$258	$257

G.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the quarter ended October 1, 2004, severance costs of $20 were paid under the restructuring plan.

The following reconciles the beginning restructuring liability at July 2, 2004, which consisted of an accrual for contractual obligations under a canceled lease, to the restructuring liability at October 1, 2004:

	Contractual Obligations Under a Canceled Lease	Severance	Total
Balance at July 2, 2004	$1,324	$—	$1,324
Restructuring provision	—	20	20
Charges to the reserve	(363)	(20)	(383)
Adjustments	(24)	—	(24)

Balance at October 1, 2004	$937	$—	$937

Since the initiation of these restructurings, we have incurred expenses of $5,898 from the write-off of fixed assets, $6,528 from contractual obligations under canceled leases, $27,516 from severance and $6,989 from other miscellaneous costs.

H.	The following is a summary of depreciation and amortization expense:

	Three Months Ended
	October 1, 2004	October 3, 2003
Depreciation expense	$11,606	$11,275
Amortization expense:
Intangible assets	3,849	3,758
Capitalized software	2,295	2,232
Premiums on short-term investments	2,275	2,010

Total	$20,025	$19,275

I.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the

9 of 35

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

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at October 1, 2004 consisted of $14,373 in Accrued liabilities and $23,511 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 2, 2004 to the warranty liability at October 1, 2004:

Accrued warranty at July 2, 2004	$36,233
Reductions for payments	(4,641)
Additions for warranties issued during the period	5,503
Other adjustments	789

Accrued warranty at October 1, 2004	$37,884

J.	U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $37,000 of undistributed earnings of a foreign subsidiary; however, this amount may be adjusted based on changes in business, economic or other conditions. At October 1, 2004, approximately $10,000 of such undistributed earnings had been indefinitely reinvested.

K.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill during the first quarter of fiscal year 2005.

L.	We operate in one reportable segment, the Broadband segment, which consists of our subscriber and transmission operating segments. We have combined these operating segments into a single reportable segment under the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, and if the segments are similar in 1) the nature of products and services; 2) the nature of production processes; 3) the type or class of customer for their products and services; 4) the methods used to distribute their products or provide their services; and 5) the nature of the regulatory environment. We believe our subscriber and transmission operating segments meet all of these criteria and that aggregation is consistent with the objective and basic principles of SFAS No. 131.

M.	The following disclosure related to contingencies was included in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 and continues to be relevant.

Adelphia Communications Corporation (Adelphia), a customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding. During fiscal year 2004, we entered into a tolling agreement for any potential claims by the Adelphia estate where the statute of limitation has not yet run.

10 of 35

In September 2002, Communications Dynamics, Inc. (Communications Dynamics), parent of TVC Communications (TVC), a distributor of our products in Latin America, also filed for bankruptcy. During the 90 days prior to the bankruptcy filing, we received payments from TVC for goods sold and delivered of approximately $2,000, a portion of which might be the subject of avoidance claims by the Chapter 11 estate of Communications Dynamics in connection with its bankruptcy proceeding. We believe we have provided appropriate reserves for such avoidance claims.

N.	The Financial Accounting Standards Board (FASB) recently issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 is effective for interim or annual financial statements of fiscal years beginning after June 15, 2004. We have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No. 106-2 until fiscal year 2006. The effect of the subsidy is to reduce the plan’s accumulated postretirement benefit obligation by approximately $1,132 and the net periodic postretirement benefit cost by approximately $148 for fiscal year 2005.

In October 2004, the FASB concluded that Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in fiscal year 2006.

O.	On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. If this change in the law had occurred on or before October 1, 2004, we would have reduced our tax provision in the first quarter of fiscal year 2005 by approximately $1,000, or 1.2 percentage points. We believe that our effective tax rate will be approximately 34 percent of pre-tax earnings for fiscal year 2005 with the reinstatement of the research tax credit.

On October 22, 2004, President Bush signed the “American Jobs Creation Act of 2004” (the Act) which has various tax implications to Scientific-Atlanta, including the repeal of the extraterritorial income exclusion. We are currently assessing the impact of the various provisions of the Act on our effective tax rate.

11 of 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended October 1, 2004 were $452.7 million, an increase of 14 percent over the comparable period of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including certain models which provide digital video recording and / or high-definition functionality. Gross margins of 36.6 percent were 0.6 percentage points lower than the prior year. Operating expenses increased $3.0 million due primarily to incremental hiring of engineers related to new set-top designs. The increase in research and development expense was offset in part by lower restructuring costs in the first quarter of fiscal year 2005 as compared to the prior year. Net earnings for the three months ended October 1, 2004 of $55.9 million were $13.2 million higher than the prior year driven primarily by the higher sales volume in the first quarter of fiscal year 2005 as compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Scientific-Atlanta had stockholders’ equity of $1.9 billion and cash on hand was $268.3 million at October 1, 2004. Cash provided by operating activities for the quarter ended October 1, 2004 of $40.2 million included net earnings of $55.9 million and an increase of $19.5 million in income taxes payable. During the quarter, we received $22.7 million of income tax refunds and related interest from a federal income tax settlement for certain fiscal years prior to 2003. These receipts were offset by increases in accounts receivable and inventory of $29.1 million and $15.2 million, respectively, and a reduction in accrued liabilities of $25.0 million. The increase in accounts receivable relates primarily to the timing of shipments in the first quarter of fiscal year 2005 as compared to the preceding quarter. The increase in inventory relates to the building of set-tops for international markets. Accrued expenses decreased primarily due to the payment of fiscal year 2004 incentives on performance-based plans.

During the quarter ended October 1, 2004, we increased our short-term investments by $166.4 million and acquired property, plant and equipment for $45.8 million, including a cash payment of $36.0 million for the purchase of buildings we had previously leased at our office site in Gwinnett County, Georgia.

The current ratio of Scientific-Atlanta was 5.8:1 at October 1, 2004, up from 5.6:1 at July 2, 2004. At October 1, 2004, we had debt of $8.7 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the quarter ended October 1, 2004 were $452.7 million, up $57.0 million or 14 percent over the prior year. International sales for the first quarter of fiscal year 2005 were $98.1 million, up 21 percent over the prior year. Year-over-year international sales were up in all regions except the Asia / Pacific region.

Sales of subscriber products increased 21 percent from last year’s first quarter to $333.2 million. In the first quarter of fiscal year 2005, we sold 1.0 million Explorer digital set-tops and 416 thousand WebSTAR™ cable modems. Sales of transmission products were $119.5 million in the first quarter of fiscal year 2005, flat as compared to the prior year.

During the quarter ended October 1, 2004, we sold 397 thousand set-tops with digital video recording capability (DVRs), including 248 thousand units of our standard-definition model and 149 thousand units of our high-definition DVR model. We also sold 92 thousand high-definition set-tops without DVR capability. Together with the high-definition DVRs mentioned previously, we sold 241 thousand high-definition set-tops in the quarter, four times the number sold in last year’s first quarter.

Scientific-Atlanta’s “overlay” solution was launched by Time Warner Cable in Houston and several smaller cities. This launch demonstrates the ability to introduce Explorer set-tops into systems, both large and small, that previously had not been using our set-top products. Through the end of the first quarter, we had shipped more than 46 thousand Explorer 8000 set-tops into overlay systems.

Scientific-Atlanta’s new set-top for the Japanese market reached full product acceptance from one customer, but the product has not yet been accepted by a second, larger customer. As a result, we were able to recognize revenue for approximately 10 thousand of these set-tops during this quarter. We have a plan to complete acceptance with our other customer in the second quarter of fiscal year 2005.

12 of 35

Gross margin in the first quarter was 36.6 percent of sales, a decrease of 0.6 percentage points from last year. Lower selling prices in the quarter ended October 1, 2004 as compared to last year were partially offset by cost reductions and insurance proceeds related to a fire at a vendor’s production facility in fiscal year 2004. The selling prices of digital set-top models declined on average by approximately 10 percent in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period. We continue to focus on cost reductions through product design, procurement and manufacturing.

Research and development expenses for the quarter ended October 1, 2004 were $38.3 million, up $3.0 million over the prior year. The primary driver of the year-to-year increase was incremental hiring related to new set-top designs, including DVR product designs for both Europe and Asia/Pacific. This increase was partially offset by higher capitalization of software development costs in the first quarter of fiscal year 2005 as compared to the prior year. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Sales and administrative expenses of $48.8 million in the quarter ended October 1, 2004 increased $0.7 million over the prior year.

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. We recorded restructuring charges of $0.7 million, primarily for severance, during the quarter ended October 3, 2003. We do not anticipate recording significant restructuring charges in fiscal year 2005.

Interest income of $5.8 million in the first quarter of fiscal year 2005 was $1.9 million higher than the prior year. The year-over-year increase was due primarily to higher average cash and short-term investment balances in the first quarter of fiscal year 2005 as compared to the prior year.

Other (income) expense of $(0.2) million for the quarter ended October 1, 2004 included gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses and various other items, none of which was individually significant.

Other (income) expense of $0.9 million in the quarter ended October 3, 2003 included charges of $1.8 million from the other-than-temporary decline in investments in privately-held companies and other miscellaneous charges, which more than offset a $1.9 million gain on the sale of a marketable security.

Earnings before income taxes were $84.5 million in the quarter ended October 1, 2004, up $18.6 million from the prior year. The year-over-year improvement was due to higher sales volume in the first quarter of fiscal year 2005 as compared to the prior year.

The effective tax rate for the first quarter of fiscal year 2005 was 33.9 percent of pre-tax earnings, down from 35.2 percent in the prior year. The decrease in the effective tax rate was due to revisions to the estimates of foreign net operating loss carryforwards; the utilization of foreign net operating loss carryforwards, for which we had previously recorded deferred tax valuation allowances; and additional refunds of income tax and related interest from the IRS. These reductions were partially offset by the absence of the research tax credit, which expired in June 2004, in the tax provision for the first quarter of fiscal year 2005.

On October 4, 2004, President George W. Bush signed the “Working Families Tax Relief Act of 2004”, which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. If this change in the law had occurred on or before October 1, 2004, we would have reduced our tax provision in the first quarter of fiscal year 2005 by approximately $1.0 million, or 1.2 percentage points. We believe that our effective tax rate will be approximately 34 percent of pre-tax earnings for fiscal year 2005 with the reinstatement of the research tax credit.

U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $37.0 million of undistributed earnings of a foreign subsidiary; however, this amount may be adjusted based on changes in business, economic or other conditions. At October 1, 2004, approximately $10.0 million of such undistributed earnings had been indefinitely reinvested.

13 of 35

On October 22, 2004, President Bush signed the “American Jobs Creation Act of 2004” (the Act) which has various tax implications to Scientific-Atlanta, including the repeal of the extraterritorial income exclusion. We are currently assessing the impact of the various provisions of the Act on our effective tax rate.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2004 includes a summary of the significant accounting policies or methods used in the preparation of our consolidated financial statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

14 of 35

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

Inventory Reserves

We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. In addition, our industry is characterized by rapid technological change, frequent introductions of new products and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand. Recently, the rate at which we introduce new products has accelerated, which also may result in an increase in the amount of obsolete inventory on hand. Any significant, unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty

15 of 35

repairs. Historical failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $37.9 million and $36.2 million at October 1, 2004 and July 2, 2004, respectively.

Pension Assumptions

The pension benefit liability and the related effects on our operating results are calculated using actuarial models. We use March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We re-evaluate these assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, rate of compensation increase and turnover. These assumptions are also re-evaluated annually and are updated to reflect our experience. The discount rate is required to represent the market rate for high-quality fixed income investments. To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets.

At March 31, 2004, we reduced the discount rate used to calculate the pension benefit liability and expense from 6.50 percent to 6.00 to reflect the lower market interest conditions. This change in our assumptions increased our pension expense by approximately $0.3 million in fiscal year 2005 over the preceding year. The expected long-term rate of return on pension assets was 8.00 percent, unchanged from the preceding year.

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

Non-Current Marketable Securities

Non-current marketable securities consist of investments in common stock, primarily stock of technology companies, and warrants of publicly traded companies and are stated at market value. We have market risks associated with the volatility in the value of our non-current marketable securities. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We periodically evaluate the carrying value of our investments in common stock to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including the market price of the security generally over the preceding six months, analysts’ reports on the security, the performance of the stock market index of the security and the overall economic environment. Unrealized gains and losses on warrants are included in Other (income) expense.

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $6.5 million were included in Other assets in the Consolidated Statements of Financial Position at October 1, 2004 and July 2, 2004.

16 of 35

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

Pro forma stock-based compensation expense, net of tax, was $7.8 million and $11.5 million for the first quarter of fiscal years 2005 and 2004, respectively. These amounts are significant and fluctuate significantly due to the relatively high volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and the number of options granted.

New Accounting Pronouncements

During fiscal year 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 provides guidance related to the accounting for and disclosure of, including the deferral of recognition of, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP No. 106-2 is effective for interim or annual financial statements of fiscal years beginning after June 15, 2004. We have elected to defer the recognition of the impact of the new Medicare provisions under a provision of FSP No. 106-2 until fiscal year 2006. The effect of the subsidy is to reduce the plan’s accumulated postretirement benefit obligation by approximately $1.1 million and the net periodic postretirement benefit cost by approximately $0.1 million for fiscal year 2005.

In October 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in fiscal year 2006.

Off-Balance Sheet Financing Arrangements

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Gwinnett County, Georgia. The initial occupancy term was seven years and expired in July 2004. Lease payments were equal to the interest on the $36.0 million financed at a fixed rate of 6.51 percent per annum. We purchased the buildings financed under this long-term operating lease arrangement for $36.0 million at the expiration of the lease in July 2004.

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

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer and PowerKey are registered trademarks of Scientific-Atlanta, Inc. WebSTAR is a trademark of Scientific-Atlanta, Inc.

17 of 35

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

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings. We recorded charges of $24 for ineffectiveness in the first quarter of fiscal year 2005. There were no such charges to earnings for ineffectiveness in the first quarter of fiscal year 2004.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Hedging instruments, which were designated as cash flow or fair value hedges, at October 1, 2004 were as follows:

	Euros	Canadian Dollars	UK Pounds
Notional amount of forward buy (sales) contracts	(22,432)	12,200	(8,339)
Average contract amount (Foreign currency/United States dollar)	0.83	1.30	0.55

At October 1, 2004, we had unrealized losses of $61, net of tax benefits of $39, related to cash flow hedges, which were included in Accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges are recognized in Other (income) expense. During the quarters ended October 1, 2004 and October 3, 2003, we recorded losses of $427 and $468, respectively, related to these contracts. These contracts hedged our exposure on Euro- and Sterling-based receivables.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. Non-current marketable securities are included in Other assets in the Consolidated Statements of Financial Position. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $4 and losses of $300 in the first quarter of fiscal years 2005 and 2004, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded a realized gain of $1,907 on the sale of a non-current marketable security in the first quarter of fiscal year 2004. No such gains or losses were recorded in the first quarter of fiscal year 2005. We recorded no losses in the first quarter of fiscal year 2005 or 2004 from the other-than-temporary decline in the market value of marketable securities.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Other assets in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first quarter of fiscal years 2005 and 2004, we recorded unrealized losses of $52 and $12, respectively, related to the decline in the fair value of warrants in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $1,831 in the first quarter of fiscal year 2004 from other-than-temporary

18 of 35

declines in the fair value of our investments in privately-held companies. No such losses were recorded in the first quarter of fiscal year 2005. Investments in privately-held companies of $6,464 were included in Other assets in the Consolidated Statements of Financial Position at October 1, 2004 and July 2, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Scientific-Atlanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Scientific-Atlanta’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Scientific-Atlanta’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Scientific-Atlanta in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

19 of 35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

We are a co-defendant in four individual actions and one putative class action that relate to, among other issues, the marketing support agreement between Adelphia and Scientific-Atlanta. Motorola has also been named as a defendant in these suits. The suits allege that Scientific-Atlanta should be liable to investors in Adelphia’s securities based on the marketing support agreement and Adelphia’s accounting treatment for that arrangement. These actions do not allege any impropriety as to our financial statements or statements made to our investors. The damages sought in these actions are in an unspecified amount. There are three suits pending in the U.S. District Court for the Southern District of New York (03 MD 1529 (LLM)). In the individual suit brought by W.R. Huff Asset Management Co., LLC., we were added as a co-defendant in January 2004. The Huff suit purports to be on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia Communications Corporation and Arahova Communications Inc. The complaint names certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 (“1934 Act”). Scientific-Atlanta filed a motion to dismiss the Huff suit on March 8, 2004. We were also added as a co-defendant in December 2003 in an individual action brought by Joseph and Evelyn Stocke who purportedly are purchasers of Adelphia Communications Corporation common stock. The complaint names certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the 1934 Act and/or “aided and abetted” the common law fraud of Adelphia and its former management. Scientific-Atlanta filed a motion to dismiss the Stocke suit on April 12, 2004. In July 2004, a putative securities class action was filed by Argent Classic Convertible Arbitrage Fund L.P., et al. purportedly on behalf of investors in securities of Adelphia Communications Corporation. The suit names Scientific-Atlanta and two of its officers, and alleges that Scientific-Atlanta violated Section 10(b) of the 1934 Act and that the officers violated Section 20(a) of the 1934 Act. Scientific-Atlanta filed a motion to dismiss the Argent suit on October 12, 2004. In September 2004, a fourth suit was filed in the Los Angeles County Superior Court by the Los Angeles County Employees Retirement Association (“LACERA”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers aided and abetted and conspired with Adelphia and its former management to commit common law fraud. We removed the LACERA case to the U.S. District Court for the Central District of California on October 6, 2004. We are seeking to have the suit transferred to the multi-district proceedings in New York. On October 25, 2004, a fifth suit was filed in Fulton County, Georgia Superior Court by AIG DKR Soundshore Holdings, Ltd. (“Soundshore Holdings”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers committed common law fraud as to investors in Adelphia securities and conspired with Adelphia and its former management to defraud Adelphia investors.

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

We became a co-defendant on June 17, 2003 in previously-filed purported securities class actions pending against Charter and certain of Charter’s present/former officers and directors in the U.S. District Court of the Eastern District of Missouri. Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The consolidated complaint further alleges that certain

20 of 35

commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of the federal securities laws as to investors in Charter’s securities. The consolidated complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on September 9, 2003. On August 5, 2004, Charter announced that it had reached a tentative settlement agreement with the plaintiffs in these cases, which must be approved by the court. On October 12, 2004, the court dismissed the claims against Scientific-Atlanta. The plaintiffs have filed a motion for reconsideration and are seeking to amend the complaint.

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

Paul Thompson, a shareholder, filed a putative shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia, against certain directors and officers of Scientific-Atlanta in April 2002, which was not served on us or the other defendants. The complaint was dismissed in June 2003, then re-filed in November 2003, and subsequently served on Scientific-Atlanta. This action was based upon substantially the same facts alleged in the securities class action litigation filed in July 2001. This plaintiff shareholder was seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on March 18, 2004. On November 2, 2004, the court granted Scientific-Atlanta’s motion and dismissed the complaint with prejudice.

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

21 of 35

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

On June 21, 2002, the Administrative Law Judge in the ITC action issued an Initial Determination finding in favor of Scientific-Atlanta as to non-infringement and unenforceability of Gemstar’s patents. The Administrative Law Judge found that Scientific-Atlanta does not infringe the three Gemstar patents in suit; that one of the three patents in suit is unenforceable for failure to name an inventor; and that Gemstar had engaged in patent misuse rendering one of its patents unenforceable. On August 29, 2002, the full ITC concluded that there is no violation of the Tariff Act of 1930 by Scientific-Atlanta. The ITC adopted the findings of the Initial Determination that Scientific-Atlanta’s products do not infringe the patents in issue, but took no position on the issue of Gemstar’s patent misuse. On March 6, 2003, Gemstar appealed the decision of the ITC to the Court of Appeals for the Federal Circuit (CAFC). All briefs have been filed by all parties in the appeal and oral argument took place on October 10, 2003.

On September 16, 2004, the CAFC issued an opinion in which it affirmed in part, reversed in part and remanded the case to the ITC for further consideration. More particularly, a two-judge panel of the court affirmed the finding of no infringement by Scientific-Atlanta as to one of the patents. The court revised the legal construction of certain claims in two patents and returned the case back to the ITC to determine whether Scientific-Atlanta infringes in light of the Court’s revised legal claim construction. On November 1, 2004, Scientific-Atlanta filed a Petition for Rehearing and Rehearing En Banc with the CAFC requesting the full court to reconsider the opinion of the two-judge panel with respect to the two patents in which claim construction was revised.

In the cases involving our patents, we seek both damages and an injunction against the Gemstar defendants’ deployment of infringing program guides. In the cases challenging the Gemstar defendants’ patents, we seek an injunction against Gemstar’s enforcement of these patents. In those cases where Gemstar’s patents are at issue, they have sought damages and injunctive relief against us for infringement of certain of those patents. The party or parties prevailing on their patents in these actions could be entitled to damages measured either as actual lost profits or as a reasonable royalty for the past sale of infringing interactive program guides, and potentially a trebling of damages if the court determines that the losing party acted willfully. The prevailing party also may be entitled to an injunction against the future sale of infringing interactive program guides. Accordingly, an adverse judgment against either us or the Gemstar defendants could result in an injunction against the future sale by us or the Gemstar defendants of infringing interactive program guides and could cause the offending party to have to redesign its program guide to avoid infringement. There can be no assurance that we will prevail in these Gemstar legal proceedings given the complex technical issues and inherent uncertainties in litigation. Regardless of merit, these Gemstar legal proceedings are time-consuming and result in costly litigation, and could cause product shipment delays, or require us to enter into royalty or licensing agreements, which could seriously harm our business, financial condition, and results of operations.

Item 2. Changes in Securities and Use of Proceeds.

During the first three months of fiscal year 2005, no purchases of our common stock were made by or on behalf of Scientific-Atlanta. In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of October 1, 2004, there were 9,441,000 available that may yet be purchased under the February 2003 stock repurchase plan.

22 of 35

Item 6. Exhibits.

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

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: November 5, 2004	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory of the Registrant)

23 of 35