Form 10-Q
period 2004-12-31
SCIENTIFIC ATLANTA INC
filed 2005-02-04
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☑    No ☐

As of January 28, 2005, Scientific-Atlanta, Inc. had outstanding 152,061,822 shares of common stock.

1 of 36

PART I - FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
SALES	$441,672	$416,566	$894,346	$812,202
COSTS AND EXPENSES
Cost of sales	277,951	259,204	564,826	507,582
Sales and administrative	47,893	47,973	96,654	96,010
Research and development	37,881	36,015	76,222	71,338
Restructuring	(8)	598	(12)	1,313
Interest expense	174	204	331	439
Interest income	(6,765)	(4,188)	(12,539)	(8,040)
Other (income) expense, net	1,020	(2,208)	855	(1,307)

Total costs and expenses	358,146	337,598	726,337	667,335

EARNINGS BEFORE INCOME TAXES	83,526	78,968	168,009	144,867
PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	23,925	24,219	56,632	42,592
Deferred	908	3,618	(3,194)	8,474

NET EARNINGS	$58,693	$51,131	$114,571	$93,801

EARNINGS PER COMMON SHARE
BASIC	$0.39	$0.34	$0.75	$0.62

DILUTED	$0.38	$0.33	$0.74	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	152,395	151,874	152,913	151,418

DILUTED	154,510	154,510	154,973	154,153

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.02	$0.02

SEE ACCOMPANYING NOTES

2 of 36

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 31, 2004	July 2, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,585	$442,182
Short-term investments	976,040	855,434
Receivables, less allowance for doubtful accounts of $2,514 at December 31 and $3,102 at July 2	228,723	219,172
Inventories	125,742	129,930
Income tax receivables	682	18,903
Deferred income taxes	24,646	23,657
Other current assets	16,927	18,434

TOTAL CURRENT ASSETS	1,712,345	1,707,712

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	23,882	21,223
Buildings and improvements	116,130	83,713
Machinery and equipment	234,642	212,392

	374,654	317,328
Less - Accumulated depreciation and amortization	152,269	132,744

	222,385	184,584
GOODWILL	236,786	235,209

INTANGIBLE ASSETS	31,951	37,636

DEFERRED INCOME TAXES	38,184	30,867

OTHER ASSETS	79,920	73,619

TOTAL ASSETS	$2,321,571	$2,269,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,393	$1,265
Accounts payable	138,134	171,589
Accrued liabilities	84,543	101,132
Deferred revenue	15,132	18,053
Income taxes currently payable	13,673	13,663

TOTAL CURRENT LIABILITIES	252,875	305,702

LONG-TERM DEBT, LESS CURRENT MATURITIES	7,772	7,698

NON-CURRENT DEFERRED REVENUE	8,648	7,885

OTHER LIABILITIES	158,626	144,985

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at December 31 and July 2	82,496	82,496
Additional paid-in capital	563,308	561,636
Retained earnings	1,410,302	1,300,691
Accumulated other comprehensive income, net of taxes of $29,153 at December 31 and $19,506 at July 2	58,311	39,516

	2,114,417	1,984,339
Less - Treasury stock, at cost (12,997,424 shares at December 31 and 11,614,954 shares at July 2)	220,767	180,982

	1,893,650	1,803,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,321,571	$2,269,627

SEE ACCOMPANYING NOTES

3 of 36

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	December 31, 2004	January 2, 2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$130,083	$122,279

INVESTING ACTIVITIES:
Purchases of short-term investments	(1,158,249)	(919,190)
Proceeds from sales of short-term investments	1,032,814	871,150
Purchases of property, plant, and equipment	(58,071)	(11,605)
Proceeds from the sale of an investment in a marketable security	—	13,583
Payment of purchase price adjustment on business sold to ViaSat, Inc.	—	(9,000)
Other	157	334

Net cash used in investing activities	(183,349)	(54,728)

FINANCING ACTIVITIES:
Purchases of common stock	(50,703)	—
Issuance of common stock from treasury	5,049	41,359
Dividends paid	(3,052)	(3,032)
Principal payments on debt	(625)	(575)

Net cash provided by (used in) financing activities	(49,331)	37,752

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,597)	105,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	442,182	332,266

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339,585	$437,569

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$296	$408

Income taxes paid, net	$37,147	$15,523

SEE ACCOMPANYING NOTES

4 of 36

SCIENTIFIC ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
NET EARNINGS	$58,693	$51,131	$114,571	$93,801

OTHER COMPREHENSIVE INCOME, NET OF TAX (1)
Net foreign currency translation adjustments	18,229	14,466	19,221	18,348

Net unrealized holding gains (losses) on short-term investments	(1,007)	(328)	(803)	233

Net unrealized holding gains (losses) on available-for-sale marketable securities, net of reclassification adjustments of $0 and $876 in the three and six months ended December 31, 2004 and January 2, 2004, respectively.	(3)	759	—	459

Net change in fair value of derivatives	110	153	377	42

COMPREHENSIVE INCOME	$76,022	$66,181	$133,366	$112,883

(1)	Assumed tax rate of 34 percent and 38 percent for fiscal year 2005 and 2004, respectively.

SEE ACCOMPANYING NOTES

5 of 36

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying condensed consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments, except as described in the next paragraph, are of a normal recurring nature.

During fiscal year 2004, we identified certain cash equivalents and short-term investments which were misclassified. We have reclassified $12,904 and $27,514 from Cash and cash equivalents to Short-term investments at January 2, 2004 and June 27, 2003, respectively. The Consolidated Statements of Cash Flows for the six months ended January 2, 2004 has been restated to reflect these adjustments.

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2005, which ends on July 1, 2005, will include fifty-two weeks. The second quarter of fiscal year 2005 and 2004 each included thirteen weeks. The six months ended December 31, 2004 included twenty-six weeks while the six months ended January 2, 2004 included twenty-seven weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands		Per Share Amount
	Net Earnings	Shares
Quarter Ended December 31, 2004
Basic earnings per common share	$58,693	152,395	$0.39
Effect of dilutive stock options	—	2,115	(0.01)

Diluted earnings per common share	$58,693	154,510	$0.38

Quarter Ended January 2, 2004
Basic earnings per common share	$51,131	151,874	$0.34
Effect of dilutive stock options	—	2,636	(0.01)

Diluted earnings per common share	$51,131	154,510	$0.33

Six Months Ended December 31, 2004
Basic earnings per common share	$114,571	152,913	$0.75
Effect of dilutive stock options	—	2,060	(0.01)

Diluted earnings per common share	$114,571	154,973	$0.74

Six Months Ended January 2, 2004
Basic earnings per common share	$93,801	151,418	$0.62
Effect of dilutive stock options	—	2,735	(0.01)

Diluted earnings per common share	$93,801	154,153	$0.61

6 of 36

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	December 31, 2004	January 2, 2004
Number of options outstanding	11,804,216	8,825,177
Weighted average exercise price	$47.39	$52.72

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Net earnings as reported	$58,693	$51,131	$114,571	$93,801
Deduct: Pro forma compensation expense, net of tax	7,719	9,310	15,546	20,787

Pro forma net earnings	$50,974	$41,821	$99,025	$73,014

Earnings per share:
Basic
As reported	$0.39	$0.34	$0.75	$0.62

Pro forma	$0.33	$0.28	$0.65	$0.48

Diluted
As reported	$0.38	$0.33	$0.74	$0.61

Pro forma	$0.33	$0.27	$0.63	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted average fair value of $14.21 and $19.09 per option for grants in the second quarter of fiscal years 2005 and 2004, respectively, and $15.28 and $19.84 per option for grants in the six months ended December 31 and January 2, 2004, respectively. The following weighted-average assumptions were used in the pricing model for grants in the three and six months ended December 31, 2004 and January 2, 2004:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Risk free interest rate	3.22%	4.33%	3.38%	4.33%
Expected term	4.7 years	5.0 years	4.8 years	5.0 years
Volatility	60%	76%	65%	76%
Expected annual dividends	$0.04	$0.04	$0.04	$0.04

We periodically compare our assumptions used in the pricing model for stock option grants with historical trends. During the second quarter of fiscal year 2005, we determined that the expected term of our stock option grants was 4.7 years rather than 5.0 years and we have adjusted our assumptions accordingly.

7 of 36

D.	Inventories consist of the following:

	December 31, 2004	July 2, 2004
Raw materials and work-in-process	$82,558	$99,872
Finished goods	43,184	30,058

Total inventory	$125,742	$129,930

E.	During the three and six months ended December 31, 2004, we purchased 1,836,600 shares of our common stock at an aggregate cost of $50,703 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. At December 31, 2004, there were 7,604,700 shares available that may yet be purchased under this plan. No shares were purchased during the three or six months ended January 2, 2004.

F.	Other expense of $1,020 and $855 for the three and six months ended December 31, 2004, respectively, included losses on short-term investments and from the other-than-temporary decline in the fair value of an investment in a privately-held company, gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses, and various other items, none of which was individually significant.

Other income of $2,208 for the three months ended January 2, 2004 included a gain of $6,755 from the sale of shares of Kabelnetz NRW Limited (Kabelnetz), which had been received as part of the termination settlement with German cable operator ish GmbH & Co. KG (ish) in the second quarter of fiscal year 2003, foreign exchange gains, gains from the increase in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6,147 from the settlement of purchase price adjustments, which included a cash payment of $9,000, related to the sale of the satellite networks business to ViaSat, Inc. (ViaSat), of which $2,853 had been previously reserved for.

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

G.	We have a defined benefit pension plan covering substantially all of our domestic employees. Pension expense for this plan consists of the following:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Service cost	$1,914	$1,757	$3,828	$3,514
Interest cost	1,379	1,397	2,758	2,794
Expected return on plan assets	(1,691)	(1,627)	(3,382)	(3,254)
Amortization of transition net asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	7	7	14	14
Amortization of net actuarial loss	46	—	92	—

Pension expense	$1,643	$1,522	$3,286	$3,044

During the first quarter of fiscal year 2005, we made a contribution of $3,594 to the defined benefit pension plan. We believe no additional contributions will be made to the defined benefit pension plan in fiscal year 2005.

8 of 36

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Service cost	$341	$379	$682	$758
Interest cost	532	566	1,064	1,132
Amortization of prior service cost	47	47	94	94
Amortization of net actuarial loss	428	243	856	486

Pension expense	$1,348	$1,235	$2,696	$2,470

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to retired employees. The components of postretirement benefit expense consist of the following:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Service cost	$13	$12	$26	$24
Interest cost	169	183	338	366
Amortization of prior service cost	11	11	22	22
Amortization of net actuarial loss	65	51	130	102

Postretirement expense	$258	$257	$516	$514

H.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the six months ended December 31, 2004, severance costs of $23 were paid under the restructuring plan.

The following reconciles the beginning restructuring liability at July 2, 2004, which consisted of an accrual for contractual obligations under a canceled lease, to the restructuring liability at December 31, 2004:

	Contractual Obligations Under a Canceled Lease	Severance	Total
Balance at July 2, 2004	$1,324	$—	$1,324
Restructuring provision	—	23	23
Charges to the reserve	(723)	(23)	(746)
Adjustments	(35)	—	(35)

Balance at December 31, 2004	$566	$—	$566

Since the initiation of these restructurings, we have incurred expenses of $5,898 from the write-off of fixed assets, $6,519 from contractual obligations under canceled leases, $27,517 from severance and $6,989 from other miscellaneous costs.

9 of 36

I.	The following is a summary of depreciation and amortization expense:

	Three Months Ended		Six Months Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
Depreciation expense	$11,467	$11,057	$23,073	$22,332
Amortization expense:
Intangible assets	3,729	3,732	7,578	7,419
Capitalized software	3,298	1,685	5,593	3,988
Premiums on short-term investments	1,931	2,022	4,206	4,032

Total	$20,425	$18,496	$40,450	$37,771

J.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at December 31, 2004 consisted of $15,562 in Accrued liabilities and $26,004 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 2, 2004 to the warranty liability at December 31, 2004:

Accrued warranty at July 2, 2004	$36,233
Reductions for payments	(10,607)
Additions for warranties issued during the period	11,680
Other adjustments	4,260

Accrued warranty at December 31, 2004	$41,566

Other adjustments include changes in failure rates and costs to repair and adjustments for products whose warranty has expired.

K.	U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $37,000 of undistributed earnings of a foreign subsidiary; however, this amount may be adjusted based on changes in business, economic or other conditions. At December 31, 2004, approximately $18,000 of such undistributed earnings had been indefinitely reinvested.

The effective tax rate for the three months ended December 31, 2004 was 30 percent of pre-tax earnings, down from 35 percent in the prior year, due primarily to various discrete items in the quarter, the most significant of which was the reversal of valuation allowances on certain deferred tax assets. During the quarter ended December 31, 2004, we determined that valuation allowances on deferred tax assets related to net operating loss carryforwards generated by certain operations in Europe were no longer needed due to the recent and projected profitability of these operations. In addition, the rate was favorably impacted by the legislative, retroactive reinstatement, on October 4, 2004, of the research tax credit to June 30, 2004.

We believe that our effective tax rate will be approximately 33 percent of pre-tax earnings for fiscal year 2005.

L.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

10 of 36

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill during the first six months of fiscal year 2005.

M.	We operate in one reportable segment, the Broadband segment, which consists of our subscriber and transmission operating segments. We have combined these operating segments into a single reportable segment under the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, and if the segments are similar in 1) the nature of products and services; 2) the nature of production processes; 3) the type or class of customer for their products and services; 4) the methods used to distribute their products or provide their services; and 5) the nature of the regulatory environment. We believe our subscriber and transmission operating segments meet all of these criteria and that aggregation is consistent with the objective and basic principles of SFAS No. 131.

N.	The following disclosure related to contingencies was included in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 and continues to be relevant.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for interim or annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in the first quarter of fiscal year 2006 using a modified version of prospective application.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our result of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,241 and $1,670 for the three and six months ended December 31, 2004, respectively, and $557 and $11,078 for the three and six months ended January 2, 2004, respectively.

The FASB also recently issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. FAS 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60,000, with the respective tax benefit ranging from $0 to $3,000. We expect to be in a position to finalize our assessment by December 31, 2005.

11 of 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended December 31, 2004 were $441.7 million, an increase of 6 percent over the comparable period of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including certain models which provide digital video recording and / or high-definition functionality. Gross margins of 37.1 percent were 0.7 percentage points lower than the prior year. Operating expenses increased $1.2 million due primarily to incremental hiring of engineers related to new set-top designs. The increase in research and development expense was offset in part by lower restructuring costs in the second quarter of fiscal year 2005 as compared to the prior year. Net earnings for the three months ended December 31, 2004 of $58.7 million were $7.6 million higher than the prior year driven primarily by the higher sales volume and lower effective tax rate in the second quarter of fiscal year 2005 as compared to the prior year.

During the second quarter, we engaged in substantive discussions with Gemstar – TV Guide International, Inc. (Gemstar) regarding a possible settlement and cross-licensing agreement. No agreement has been reached at this time. If circumstances were to change during the third quarter of fiscal year 2005, we may include, as a result of any settlement, an additional expense or charge in our results of operations for the third quarter of fiscal year 2005. At this time, we can not assess the probability of a settlement and there can be no assurance as to the outcome of these settlement agreements.

FINANCIAL CONDITION AND LIQUIDITY

Scientific-Atlanta had stockholders’ equity of $1.9 billion and cash on hand was $339.6 million at December 31, 2004. Cash provided by operating activities for the six months ended December 31, 2004 of $130.1 million included net earnings of $114.6 million and depreciation and amortization of $40.4 million. During the six months ended December 31, 2004, we received $22.7 million of income tax refunds and related interest from a federal income tax settlement for certain fiscal years prior to 2003. These receipts were offset by increases in accounts receivable of $9.2 million and a reduction in accrued liabilities of $18.8 million. The increase in accounts receivable relates primarily to the timing of payments from customers in the first six months of fiscal year 2005 as compared to July 2, 2004. Accrued expenses decreased primarily due to the payment of fiscal year 2004 incentives on performance-based plans.

During the six months ended December 31, 2004, we increased our short-term investments by $120.6 million and acquired property, plant and equipment for $58.1 million, including a cash payment of $36.0 million for the purchase of buildings we had previously leased at our office site in Lawrenceville, Georgia. We also purchased 1,836,600 shares of our common stock at an aggregate cost of $50.7 million pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares.

The current ratio of Scientific-Atlanta was 6.7:1 at December 31, 2004, up from 5.6:1 at July 2, 2004. At December 31, 2004, we had debt of $9.2 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 2004 were $441.7 million, up 6 percent or $25.1 million over the prior year. International sales for the second quarter of fiscal year 2005 were $116.1 million, up 27 percent over the prior year. Year-over-year international sales were up in all regions except the Asia / Pacific region.

Sales of subscriber products for the quarter ended December 31, 2004, increased 11 percent from the prior year’s second quarter to $327.6 million. In the second quarter of fiscal year 2005, we sold 911 thousand Explorer digital set-tops as compared to 958 thousand in the prior year. During the second quarter of fiscal year 2005, we also sold 460 thousand WebSTAR™ cable modems, up from 226 thousand in the prior year. Sales of transmission products during the second quarter of fiscal year 2005 totaled $114.1 million, a decline of 5 percent from the prior year.

During the quarter ended December 31, 2004, we sold 449 thousand set-tops with digital video recording capability (DVRs), including 256 thousand units of our standard-definition model and 193 thousand units of our high-definition DVR model. We also sold 111 thousand high-definition set-tops without DVR capability. Together with the high-definition DVRs

12 of 36

mentioned previously, we sold 304 thousand high-definition set-tops in the quarter, an increase of more than 200 percent compared to the same quarter last year.

Sales for the six months ended December 31, 2004 were $894.3 million, up 10 percent from $812.2 million in the first six months of the prior year. Sales of subscriber products were $660.7 million, an increase of 16 percent from the prior year. We sold approximately 1.9 million digital set-tops during the six months ended December 31, 2004, which was relatively flat compared to the first six months of the prior fiscal year. Of the approximately 1.9 million digital set-tops sold, more than 845 thousand of the digital set-tops included digital video recording capability. This is an increase from approximately 438 thousand shipped during the six months of last year. Sales of transmission products were $233.7 million, a decline of 3 percent compared to the first six months of last year. International sales for the first six months of fiscal year 2005 totaled $214.2 million, up 24 percent compared to the first six months last year. The increase from the prior year was due primarily to an increase in shipments to customers in all regions except the Asia / Pacific region.

Gross margin in the second quarter of fiscal year 2005 was 37.1 percent of sales, a decline of 0.7 percentage points from the second quarter of last year. Lower selling prices in the quarter ended December 31, 2004 as compared to last year were partially offset by material and conversion cost reductions. The combined average selling price of our digital set-tops increased approximately 13 percent in the second quarter of fiscal year 2005 compared to the second quarter of 2004. The increase in the combined average selling price of digital set-tops is attributable to the increase in the shipments of Explorer 8000 set-tops to more than 448 thousand units, up more than 72 percent from 260 thousand units sold in the second quarter of last year. Explorer 8000 digital set-tops, which have digital video recording capability, currently have an average selling price higher than other set-tops, and gross margins lower than the company average. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period. We continue to focus on cost reductions through product design, procurement and manufacturing.

Gross margins were 36.8 percent of sales for the six months of fiscal year 2005, 0.7 percentage points lower than the prior year. The decline from last year was related primarily to lower selling prices of digital set-tops across most set-top models in addition to the negative impact of shipping a greater number of Explorer 8000 digital set-tops that currently have a lower gross margin than the company average. Lower material and conversion costs coupled with the leverage of a 10 percent increase in sales compared to the first six months of last year partially offset the negative impact of the lower selling prices and higher mix of Explorer 8000 digital set-top shipments relative to the first six months of last year.

Research and development expenses for the three and six months ended December 31, 2004 were $37.9 million and $76.2 million, respectively, up approximately six percent over the comparable periods of the prior year. The primary driver of the year-to-year increases was incremental hiring related to new set-top designs. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Sales and administrative expenses of $47.9 million and $96.7 million in the three and six months ended December 31, 2004, respectively, were flat compared to the comparable periods of the prior year.

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. During the three and six months ended January 2, 2004, we recorded restructuring charges of $0.6 million and $1.3 million, respectively, primarily for severance. We do not anticipate recording significant restructuring charges during fiscal year 2005.

Interest income of $6.7 million and $12.5 million in the three and six months ended December 31, 2004, respectively, increased over the comparable periods of the prior year due primarily to higher average cash and short-term investment balances and higher yields in these periods of fiscal year 2005 as compared to the prior year.

Other expense of $1.0 million and $0.9 million for the three and six months ended December 31, 2004, respectively, included losses on short-term investments and from the other-than-temporary decline in the fair value of an investment in a privately-held company, gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses, and various other items, none of which was individually significant.

Other income of $2.2 million for the three months ended January 2, 2004 included a gain of $6.8 million from the sale of shares of Kabelnetz, which had been received as part of the termination settlement with German cable operator ish in the

13 of 36

second quarter of fiscal year 2003, foreign exchange gains, gains from the increase in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of the satellite networks business to ViaSat, of which $2.9 had been previously reserved for.

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

Earnings before income taxes were $83.5 million and $168.0 million in the three and six months ended December 31, 2004, respectively, up over the comparable periods of the prior year. The year-over-year improvements were due to higher sales volume in these periods of fiscal year 2005 as compared to the prior year.

The effective tax rate for the three months ended December 31, 2004 was 30 percent of pre-tax earnings, down from 35 percent in the prior year, due primarily to various discrete items in the quarter, the most significant of which was the reversal of valuation allowances on certain deferred tax assets. During the quarter ended December 31, 2004, we determined that valuation allowances on deferred tax assets related to net operating loss carryforwards generated by certain operations in Europe were no longer needed due to the recent and projected profitability of these operations. In addition, the rate was favorably impacted by the legislative, retroactive reinstatement, on October 4, 2004, of the research tax credit to June 30, 2004.

The effective tax rate for the six months ended December 31, 2004 was 32 percent of pre-tax earnings, down from 35 percent in the prior year. In addition to the items discussed above, the effective rate for the six months ended December 31, 2004 was also favorably impacted by revisions to the estimates of foreign net operating loss carryforwards and additional refunds of income taxes and related interest from the IRS. We believe that our effective tax rate will be approximately 33 percent of pre-tax earnings for fiscal year 2005.

U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $37.0 million of undistributed earnings of a foreign subsidiary; however, this amount may be adjusted based on changes in business, economic or other conditions. At December 31, 2004, approximately $18.0 million of such undistributed earnings had been indefinitely reinvested.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60 million, with the respective tax benefit ranging from $0 to $3 million. We expect to be in a position to finalize our assessment by December 31, 2005.

The Act also creates a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the phase out of ETI to result in an immaterial increase in the effective tax rate for fiscal years 2005, 2006 and 2007. The new deduction for domestic production activities is subject to certain limitations and interpretations and, as such, we are not yet in a position to determine the potential impact on the effective tax rate of future years.

Under the guidance in FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return.

14 of 36

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

15 of 36

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

Management judgments and estimates are made in connection with establishing and adjusting valuation allowances on deferred tax assets, estimated tax payments and tax reserves. Changes in these estimates could have a significant impact on our operating results.

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $41.6 million and $36.2 million at December 31, 2004 and July 2, 2004, respectively.

16 of 36

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $5.8 million and $6.5 million were included in Other assets in the Consolidated Statements of Financial Position at December 31, 2004 and July 2, 2004, respectively.

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

17 of 36

Pro forma stock-based compensation expense, net of tax, was $15.5 million and $20.8 million for the six months ended December 31, 2004 and January 2, 2004, respectively. These amounts are significant and fluctuate significantly due to the relatively high volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and the number of options granted. We periodically review all assumptions used in our stock option pricing model.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for interim or annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in the first quarter of fiscal year 2006 using a modified version of prospective application.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our result of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.2 million and $1.7 million for the three and six months ended December 31, 2004, respectively, and $0.6 million and $11.1 million for the three and six months ended January 2, 2004, respectively.

The FASB also recently issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. FAS 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60 million, with the respective tax benefit ranging from $0 to $3 million. We expect to be in a position to finalize our assessment by December 31, 2005.

Off-Balance Sheet Financing Arrangements

In July 1997, we entered into a long-term operating lease arrangement, which provided $36.0 million to finance the construction of the initial phase of our consolidated office site in Lawrenceville, Georgia. The initial occupancy term was seven years and expired in July 2004. Lease payments were equal to the interest on the $36.0 million financed at a fixed rate of 6.51 percent per annum. We purchased the buildings financed under this long-term operating lease arrangement for $36.0 million at the expiration of the lease in July 2004.

18 of 36

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

Scientific-Atlanta, the Scientific-Atlanta logo, and Explorer are registered trademarks of Scientific-Atlanta, Inc. WebSTAR is a trademark of Scientific-Atlanta, Inc.

19 of 36

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

Hedging instruments, which were designated as cash flow or fair value hedges, at December 31, 2004 were as follows:

	Euros	Canadian Dollars	UK Pounds
Notional amount of forward buy (sales) contracts	(4,921)	7,250	(7,859)
Average contract amount (Foreign currency/United States dollar)	0.78	1.30	0.51

At December 31, 2004, we had unrealized gains of $23, net of tax of $13, related to cash flow hedges, which were included in Accumulated other comprehensive income. Scientific-Atlanta has no foreign exchange derivative exposure beyond the second quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges are recognized in Other (income) expense. During the six months ended December 31, 2004 and January 2, 2004, we recorded losses of $667 and gains of $423, respectively, related to these contracts. These contracts hedged our exposure on Euro- and Sterling-based receivables.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. Non-current marketable securities are included in Other assets in the Consolidated Statements of Financial Position. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $459 in the first six months of fiscal year 2004. No such gains or losses were recorded in the first six months of fiscal year 2005. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded realized gains of $2,444 on the sale of non-current marketable securities in the six months of fiscal year 2004. No such gains or losses were recorded in the first six months of fiscal year 2005. We recorded no losses in the first six months of fiscal year 2005 or 2004 from the other-than-temporary decline in the market value of marketable securities.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Other assets in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first six months of fiscal years 2005 and 2004, we recorded unrealized gains of $12 and unrealized losses of $35, respectively, related to the changes in the fair value of warrants in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $692 and $1,831 in the first six months of fiscal year 2005 and 2004, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. Investments in privately-held companies of $5,772 and $6,464 were included in Other assets in the Consolidated Statements of Financial Position at December 31, 2004 and July 2, 2004, respectively.

20 of 36

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

(b) Internal Control Over Financial Reporting. There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

21 of 36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Adelphia and Charter Matters

As previously disclosed, Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department; two of whom were found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta in 2000 and 2001, as well as Adelphia’s marketing support agreement with another vendor, and the manner in which Adelphia accounted for such arrangements.

The SEC and Justice Department have also brought charges against former officers of Charter Communications, another of Scientific-Atlanta’s customers. One aspect of those charges concerns an advertising agreement between Scientific-Atlanta and Charter in 2000, as well as Charter’s advertising agreement with another vendor, and the manner in which Charter accounted for such arrangements. Four former Charter officers pled guilty to certain charges; one of whom has pled guilty to charges related to the advertising agreement.

The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta and have interviewed Scientific-Atlanta personnel with respect to the Adelphia and Charter agreements. Scientific-Atlanta has received notice from the SEC and the Justice Department that they are examining the conduct of Scientific-Atlanta and certain of its officers and employees with respect to these agreements. Scientific-Atlanta is cooperating and providing information in connection with these investigations. There can be no assurance as to the outcome of these investigations or the effects of any allegations against Scientific-Atlanta. In addition, any settlements and legal expenses may adversely affect our results of operations.

Gemstar-Related Legal Proceedings

As previously disclosed, we are involved in several lawsuits, including multi-district patent and antitrust proceedings, Scientific-Atlanta patents proceedings, and International Trade Commission and related proceedings, with Gemstar-TV Guide International, Inc. and affiliated and/or related companies. Gemstar-TV Guide International, Inc. and/or its affiliated entities are referred to hereafter as “Gemstar.”

Regardless of merit, these Gemstar legal proceedings are time-consuming and result in costly litigation, and there can be no assurance that we will prevail in these legal proceedings given the complex technical issues and inherent uncertainties in litigation. During the second quarter of fiscal year 2005, Scientific-Atlanta engaged in substantive discussions with Gemstar regarding a possible settlement and cross-licensing agreement. No agreement has been reached at this time. If circumstances were to change during the third quarter of fiscal year 2005, Scientific-Atlanta may include, as a result of any settlement, an additional expense or charge in its results of operations for the third quarter of fiscal year 2005. At this time, we cannot assess the probability of a settlement and there can be no assurance as to the outcome of these settlement negotiations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the three months ended December 31, 2004, the following purchases of our common stock were made by or on behalf of Scientific-Atlanta.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that can be Purchased Under the Plans or Programs
October 2, 2004 - October 29, 2004	797,900	$27.20	797,900	8,643,400
October 30, 2004 - November 26, 2004	1,038,700	$27.92	1,038,700	7,604,700
November 27, 2004 - December 31, 2004	0	N/A	0	7,604,700

22 of 36

In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. Purchases of our common stock during the second quarter of fiscal year 2005 were made under this plan. As of December 31, 2004, there were 7,604,700 shares available that may yet be purchased under the February 2003 stock repurchase plan. This plan has no termination date and we may make additional purchases under this plan. We have no other programs to purchase our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders through the solicitation of proxies:

(a)	The matters described below were submitted to a vote of security holders at the Annual Meeting of Shareholders held on November 3, 2004.

(b)	Election of directors:

	Votes for	Withhold Authority
James I. Cash, Jr.	131,829,742	2,970,902
James F. McDonald	131,196,858	3,603,786
Terence F. McGuirk	132,203,399	2,597,245

Marion H. Antonini, David W. Dorman, William E. Kassling, Mylle H. Mangum, David J. McLaughlin, James V. Napier and Sam Nunn continue as directors.

(c)	Ratification of the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 1, 2005:

For	Against	Abstain
132,566,289	1,484,478	749,877

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements

23 of 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC. (Registrant)

Date: February 4, 2005	By:	/s/ Julian W. Eidson
Julian W. Eidson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and duly authorized signatory of the Registrant)

24 of 36