Form 10-Q
period 2005-04-01
SCIENTIFIC ATLANTA INC
filed 2005-05-10
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

As of April 29, 2005, Scientific-Atlanta, Inc. had outstanding 152,388,563 shares of common stock.

PART I - FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
SALES	$489,507	$436,969	$1,383,853	$1,249,171

COSTS AND EXPENSES
Cost of sales	308,854	275,533	873,680	783,115
Sales and administrative	51,594	51,829	148,248	147,839
Research and development	42,797	38,896	119,019	110,234
Restructuring	(272)	51	(284)	1,364
Interest expense	197	191	528	630
Interest income	(8,003)	(4,235)	(20,542)	(12,275)
Other (income) expense, net	1,202	(4,638)	2,057	(5,945)

Total costs and expenses	396,369	357,627	1,122,706	1,024,962

EARNINGS BEFORE INCOME TAXES	93,138	79,342	261,147	224,209

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	30,984	27,718	87,616	70,310
Deferred	415	(2,329)	(2,779)	6,145

NET EARNINGS	$61,739	$53,953	$176,310	$147,754

EARNINGS PER COMMON SHARE
BASIC	$0.41	$0.35	$1.15	$0.97

DILUTED	$0.40	$0.35	$1.14	$0.96

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	152,146	152,569	152,657	151,802

DILUTED	154,261	155,305	154,736	154,537

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

2 of 37

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	April 1, 2005	July 2, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$404,008	$285,106
Short-term investments	1,048,842	1,012,510
Receivables, less allowance for doubtful accounts of $2,235 at April 1 and $3,102 at July 2	203,861	219,172
Inventories	112,544	129,930
Income tax receivables	—	18,903
Deferred income taxes	27,371	23,657
Other current assets	18,734	18,434

TOTAL CURRENT ASSETS	1,815,360	1,707,712

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	23,771	21,223
Buildings and improvements	111,074	83,713
Machinery and equipment	226,679	212,392

	361,524	317,328
Less - Accumulated depreciation and amortization	142,392	132,744

	219,132	184,584
GOODWILL	229,181	235,209
INTANGIBLE ASSETS	27,888	37,636
DEFERRED INCOME TAXES	41,709	30,867
OTHER ASSETS	79,239	73,619

TOTAL ASSETS	$2,412,509	$2,269,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,326	$1,265
Accounts payable	166,318	171,589
Accrued liabilities	86,498	101,132
Deferred revenue	16,378	18,053
Income taxes currently payable	13,584	13,663

TOTAL CURRENT LIABILITIES	284,104	305,702

LONG-TERM DEBT, LESS CURRENT MATURITIES	7,061	7,698
NON-CURRENT DEFERRED REVENUE	8,964	7,885
OTHER LIABILITIES	161,882	144,985
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at April 1 and July 2	82,496	82,496
Additional paid-in capital	565,125	561,636
Retained earnings	1,469,578	1,300,691
Accumulated other comprehensive income, net of taxes of $23,352 at April 1 and $19,506 at July 2	47,153	39,516

	2,164,352	1,984,339
Less - Treasury stock, at cost (12,709,893 shares at April 1 and 11,614,954 shares at July 2)	213,854	180,982

	1,950,498	1,803,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,412,509	$2,269,627

SEE ACCOMPANYING NOTES

3 of 37

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	April 1, 2005	April 2, 2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$278,651	$210,832

INVESTING ACTIVITIES:
Purchases of short-term investments	(1,298,204)	(973,326)
Proceeds from sales of short-term investments	1,254,090	753,566
Purchases of property, plant, and equipment	(67,855)	(19,733)
Proceeds from the sale of an investment in a marketable security	—	16,573
Payment of purchase price adjustment on business sold to ViaSat, Inc.	—	(9,000)
Other	178	361

Net cash used in investing activities	(111,791)	(231,559)

FINANCING ACTIVITIES:
Purchases of common stock	(50,703)	—
Issuance of common stock from treasury	8,281	56,226
Dividends paid	(4,574)	(4,560)
Principal payments on debt	(962)	(885)

Net cash provided by (used in) financing activities	(47,958)	50,781

INCREASE IN CASH AND CASH EQUIVALENTS	118,902	30,054

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285,106	195,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$404,008	$225,991

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$472	$584

Income taxes, net	$66,952	$38,162

SEE ACCOMPANYING NOTES

4 of 37

SCIENTIFIC ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
NET EARNINGS	$61,739	$53,953	$176,310	$147,754
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX(1)
Net foreign currency translation adjustments	(9,960)	(6,430)	9,260	11,917
Net unrealized holding gains (losses) on short-term investments	(826)	(174)	(1,629)	59
Net unrealized holding losses on available-for-sale marketable securities, net of reclassification adjustments of $0 in the three and nine months ended April 1, 2005 and $1,349 and $2,225 in the three months and nine months ended April 2, 2004, respectively	(5)	(972)	(5)	(512)
Net change in fair value of derivatives	(366)	(165)	11	(123)

COMPREHENSIVE INCOME	$50,582	$46,212	$183,947	$159,095

(1)	Assumed average tax rate of 34 percent and 38 percent for fiscal year 2005 and 2004, respectively.

SEE ACCOMPANYING NOTES

5 of 37

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying condensed consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2004 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature, except as noted below.

During fiscal year 2004, we identified certain cash equivalents and short-term investments which were misclassified. We have reclassified $39,479 and $27,514 from Cash and cash equivalents to Short-term investments at April 2, 2004 and June 27, 2003, respectively. In addition, in the third quarter of fiscal year 2005, we began classifying all auction rate securities and variable rate demand obligations as Short-term investments. We have reclassified $157,076, $178,478 and $136,329 from Cash and cash equivalents to Short-term investments at July 2, 2004, April 2, 2004 and June 27, 2003, respectively, related to these securities and obligations. The Consolidated Statements of Cash Flows for the nine months ended April 1, 2005 and April 2, 2004 have been reclassified to reflect these adjustments. These reclassifications also decreased net cash used in investing activities by $157,076 for the nine months ended April 1, 2005 and increased net cash used in investing activities by $60,168 for the nine months ended April 2, 2004.

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year 2005, which ends on July 1, 2005, will include fifty-two weeks. The third quarter of fiscal year 2005 and 2004 each included thirteen weeks. The nine months ended April 1, 2005 included thirty-nine weeks while the nine months ended April 2, 2004 included forty weeks.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

6 of 37

Basic and diluted earnings per share are computed as follows:

	In Thousands		Per Share Amount
	Net Earnings	Shares
Quarter Ended April 1, 2005
Basic earnings per common share	$61,739	152,146	$0.41
Effect of dilutive stock options	—	2,115	(0.01)

Diluted earnings per common share	$61,739	154,261	$0.40

Quarter Ended April 2, 2004
Basic earnings per common share	$53,953	152,569	$0.35
Effect of dilutive stock options	—	2,736	—

Diluted earnings per common share	$53,953	155,305	$0.35

Nine Months Ended April 1, 2005
Basic earnings per common share	$176,310	152,657	$1.15
Effect of dilutive stock options	—	2,079	(0.01)

Diluted earnings per common share	$176,310	154,736	$1.14

Nine Months Ended April 2, 2004
Basic earnings per common share	$147,754	151,802	$0.97
Effect of dilutive stock options	—	2,735	(0.01)

Diluted earnings per common share	$147,754	154,537	$0.96

7 of 37

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	April 1, 2005	April 2, 2004
Number of options outstanding	14,193,736	11,816,147
Weighted average exercise price	$44.62	$47.74

C.	We have elected to account for option plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally requires compensation costs for fixed awards to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” allow a company to follow APB Opinion No. 25 with the following additional disclosure that shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Net earnings as reported	$61,739	$53,953	$176,310	$147,754
Deduct: Pro forma compensation expense, net of tax	6,660	8,903	22,206	29,690

Pro forma net earnings	$55,079	$45,050	$154,104	$118,064

Earnings per share:
Basic
As reported	$0.41	$0.35	$1.15	$0.97

Pro forma	$0.36	$0.30	$1.01	$0.78

Diluted
As reported	$0.40	$0.35	$1.14	$0.96

Pro forma	$0.36	$0.29	$1.00	$0.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which resulted in a weighted average fair value of $16.09 and $21.29 per option for grants in the third quarter of fiscal years 2005 and 2004, respectively, and $16.06 and $21.22 per option for grants in the nine months ended April 1, 2005 and April 2, 2004, respectively. The following weighted-average assumptions were used in the pricing model for grants in the three and nine months ended April 1, 2005 and April 2, 2004:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Risk free interest rate	3.81%	4.07%	3.80%	4.08%
Expected term	4.8 years	5.0 years	4.8 years	5.0 years
Volatility	59%	75%	59%	75%
Expected annual dividends	$0.04	$0.04	$0.04	$0.04

We periodically compare our assumptions used in the pricing model for stock option grants with historical trends. During the third quarter of fiscal year 2005, we determined that the expected term of our stock option grants was 4.8 years rather than 5.0 years and we have adjusted our assumptions accordingly.

8 of 37

D.	Inventories consist of the following:

	April 1, 2005	July 2, 2004
Raw materials and work-in-process	$77,029	$99,872
Finished goods	35,515	30,058

Total inventory	$112,544	$129,930

E.	During the nine months ended April 1, 2005, we purchased 1,836,600 shares of our common stock at an aggregate cost of $50,703 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. At April 1, 2005, there were 7,604,700 shares available that may yet be purchased under this plan. No shares were purchased during the nine months ended April 2, 2004.

F.	Other expense of $1,202 for the three months ended April 1, 2005 included a charge of $2,797 from the other-than-temporary decline in the fair value of an investment in a privately-held company. This charge was partially offset by a gain of $1,617 from the reversal of reserves related to claims against a company we acquired following a favorable court ruling. In addition, other expense of $2,057 for the nine months ended April 1, 2005 included losses on short-term investments and from the other-than-temporary decline in the fair value of another investment in a privately-held company, gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses, and various other items, none of which was individually significant.

Other income for the quarter ended April 2, 2004 of $4,638 included a gain of $2,156 from the sale of a marketable security and various other items which resulted in additional income, none of which was significant individually.

In addition to the gain on the sale of a marketable security, other income of $5,945 for the nine months ended April 2, 2004 included a gain of $6,755 from the sale of shares of Kabelnetz NRW Limited (Kabelnetz), which had been received as part of the termination settlement with German cable operator ish GmbH & Co. KG (ish) in the second quarter of fiscal year 2003, foreign exchange gains, gains in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6,147 from the settlement of purchase price adjustments, which included a cash payment of $9,000, related to the sale of the satellite networks business to ViaSat, Inc. (ViaSat), of which $2,853 had previously been reserved for. In addition to the gains from the sales of marketable securities discussed above, other income for the nine months ended April 2, 2004 included a gain of $1,907 from the sale of another marketable security, charges of $1,831 from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

G.	We have a defined benefit pension plan covering substantially all of our domestic employees. Pension expense for this plan consists of the following:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Service cost	$1,914	$1,757	$5,742	$5,271
Interest cost	1,379	1,397	4,137	4,192
Expected return on plan assets	(1,691)	(1,627)	(5,073)	(4,880)
Amortization of transition net asset	(12)	(12)	(36)	(35)
Amortization of prior service cost	7	7	21	20
Amortization of net actuarial loss	46	—	138	—

Pension expense	$1,643	$1,522	$4,929	$4,568

During the first quarter of fiscal year 2005, we made a contribution of $3,594 to the defined benefit pension plan. We believe no additional contributions will be made to the defined benefit pension plan in fiscal year 2005.

9 of 37

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Service cost	$341	$379	$1,023	$1,137
Interest cost	532	566	1,596	1,698
Amortization of prior service cost	47	47	141	141
Amortization of net actuarial loss	428	243	1,284	729

Pension expense	$1,348	$1,235	$4,044	$3,705

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to retired employees. The components of postretirement benefit expense consist of the following:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Service cost	$13	$12	$39	$36
Interest cost	169	183	507	549
Amortization of prior service cost	11	11	33	33
Amortization of net actuarial loss	65	51	195	153

Postretirement expense	$258	$257	$774	$771

H.	In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003.

During the nine months ended April 1, 2005, severance costs of $23 were paid under the restructuring plan. We also reduced the restructuring liability related to contractual obligations under a canceled lease as we finalized negotiations with the lessor.

The following reconciles the beginning restructuring liability at July 2, 2004, which consisted of an accrual for contractual obligations under a canceled lease, to the restructuring liability at April 1, 2005:

	Contractual Obligations Under a Canceled Lease	Severance	Total
Balance at July 2, 2004	$1,324	$—	$1,324
Restructuring provision	—	23	23
Charges to the reserve	(1,007)	(23)	(1,030)
Adjustments	(307)	—	(307)

Balance at April 1, 2005	$10	$—	$10

Since the initiation of these restructurings, we have incurred expenses of $5,898 from the write-off of fixed assets, $6,531 from contractual obligations under canceled leases, $27,517 from severance and $6,989 from other miscellaneous costs.

10 of 37

I.	The following is a summary of depreciation and amortization expense:

	Three Months Ended		Nine Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Depreciation expense	$11,465	$10,296	$34,538	$32,628
Amortization expense:
Intangible assets	3,819	3,917	11,397	11,336
Capitalized software	2,821	2,446	8,414	6,434
Premiums on short-term investments	1,831	2,022	6,037	6,054

Total	$19,936	$18,681	$60,386	$56,452

J.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives, included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at April 1, 2005 consisted of $16,654 in Accrued liabilities and $26,843 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 2, 2004 to the warranty liability at April 1, 2005:

Accrued warranty at July 2, 2004	$36,233
Reductions for payments	(15,481)
Additions for warranties issued during the period	19,276
Other adjustments	3,469

Accrued warranty at April 1, 2005	$43,497

K.	U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $59,000 of undistributed earnings of foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions. At April 1, 2005, approximately $34,000 of such undistributed earnings had been indefinitely reinvested.

We believe that our effective tax rate will be approximately 33 percent of pre-tax earnings for fiscal year 2005.

L.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

11 of 37

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill during the first nine months of fiscal year 2005.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in the first quarter of fiscal year 2006 using a modified version of prospective application.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3,486 and $17,208 for the nine months ended April 1, 2005 and April 2, 2004, respectively.

12 of 37

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60,000, with the respective tax benefit ranging from $0 to $1,000. We expect to be in a position to finalize our assessment by December 31, 2005.

13 of 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended April 1, 2005 were $489.5 million, an increase of 12 percent over the comparable period of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops, including certain models which provide digital video recording and / or high-definition (HD) functionality, and cable modems. Gross margins of 36.9 percent were unchanged from the prior year. Operating expenses increased $3.3 million due primarily to incremental hiring of engineers related to new set-top designs. Net earnings for the three months ended April 1, 2005 of $61.7 million were $7.8 million higher than the prior year driven primarily by the higher sales volume in the third quarter of fiscal year 2005 as compared to the prior year.

During the second quarter, we engaged in substantive discussions with Gemstar – TV Guide International, Inc. (Gemstar) regarding a possible settlement and cross-licensing agreement. We continued negotiations in the third quarter of fiscal year 2005; however, no final agreement has been reached. At this time, we can not assess the probability of a settlement and there can be no assurance as to the outcome of these settlement agreements.

FINANCIAL CONDITION AND LIQUIDITY

Scientific-Atlanta had stockholders’ equity of $2.0 billion and cash on hand was $404.0 million at April 1, 2005. Cash provided by operating activities for the nine months ended April 1, 2005 of $278.7 million included net earnings of $176.3 million and depreciation and amortization of $60.4 million. Reductions in accounts receivable and inventory contributed $16.1 million and $17.4 million, respectively, to cash provided by operating activities. During the nine months ended April 1, 2005, we received $22.7 million of income tax refunds and related interest from a federal income tax settlement for certain fiscal years prior to 2003. These sources of cash provided by operating activities were offset in part by a reduction in accrued liabilities of $14.6 million primarily due to the payment of fiscal year 2004 incentives on performance-based plans.

During the nine months ended April 1, 2005, we acquired property, plant and equipment for $67.9 million, including a cash payment of $36.0 million for the purchase of buildings we had previously leased at our office site in Lawrenceville, Georgia. We also purchased 1,836,600 shares of our common stock at an aggregate cost of $50.7 million pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares.

The current ratio of Scientific-Atlanta was 6.4:1 at April 1, 2005, up from 5.6:1 at July 2, 2004. At April 1, 2005, we had debt of $8.4 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV during fiscal year 2002. We believe that funds generated from operations, existing cash and short-term investment balances, and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales of subscriber products for the quarter ended April 1, 2005 increased 18 percent from the prior year’s third quarter to $375.3 million. The year-over-year increase was due to the mix shift toward higher-end digital set-top products and higher sales of cable modems, partially offset by lower selling prices for all set-top models. In the third quarter of fiscal year 2005, we sold 1,099 thousand Explorer digital set-tops as compared to 997 thousand in the prior year. The 1,099 thousand digital set-tops sold included 496 thousand dual-tuner Explorer 8000 DVR (digital video recorder) set-tops, an increase from 307 thousand sold during the third quarter of the prior year. Of the total of 496 thousand Explorer 8000 DVR set-tops sold, 263 thousand were Explorer 8000HD DVR set-tops. We sold a total of 436 thousand HD set-tops, including the Explorer 8000HD DVR set-tops, during the third quarter of fiscal year 2005, up from 198 thousand HD set-tops in the comparable period of the prior year. During the third quarter of fiscal year 2005, we also sold 622 thousand WebSTAR™ cable modems, up from 399 thousand in the prior year. This included sales of voice modems, which exceeded 250 thousand during the quarter. No such modems were sold in the comparable period of the prior year.

Sales of transmission products during the quarter ended April 1, 2005 totaled $114.2 million, a decline of 4 percent from the comparable period of the prior year. Sales to customers in our North America region declined, but were partially offset by an increase in sales to customers in both Europe and Latin America.

14 of 37

International sales in the third quarter of fiscal year 2005 were $101.8 million, an increase of 24 percent from the comparable period of the prior year. Compared with last year’s third quarter, sales increased in all of our geographic regions except for Asia, where sales were flat.

At times, our customers will require testing of our products by their test laboratories prior to acceptance of our products. One of our set-top products has been deployed by some customers in Japan; however, we have not completed the acceptance process with one customer. We will continue to work closely with that customer on a plan to meet their product requirements and to achieve completion of their acceptance process. If we are unable to achieve acceptance, we may incur additional costs to rework these set-tops, whose design is unique to this customer, in order to sell them to other customers and/or incur charges to reduce the carrying value of these set-tops to net realizable value.

Sales for the nine months ended April 1, 2005 were $1,383.9 million, up 11 percent from $1,249.2 million in the first nine months of the prior year. Sales of subscriber products were $1,036.0 million, an increase of 16 percent from the prior year. We sold approximately 3.0 million digital set-tops during the nine months ended April 1, 2005, compared to approximately 2.9 million during the first nine months of the prior fiscal year. Included in the approximately 3.0 million digital set-tops sold were more than 1.3 million Explorer 8000 DVR set-tops, an increase from approximately 744 thousand shipped during the nine months ended April 2, 2004. Of the 1.3 million Explorer 8000 DVR set-tops sold, approximately 605 thousand were Explorer 8000HD DVR set-tops. We sold a total of 981 thousand HD set-tops, including the Explorer 8000HD set-tops, during the nine months ended April 1, 2005, up from 359 thousand HD set-tops in the comparable period of the prior year. During the nine months ended April 1, 2005, we also sold 1.5 million WebSTAR cable modems, up from 916 thousand in the comparable period of the prior year. Sales of transmission products were $347.8 million, a decline of 3 percent from the first nine months of last year. International sales totaled $316 million, an increase of 24 percent from last year. The increase from the prior year was due primarily to an increase in shipments to customers in all of our geographic regions except for Asia, which was down from the first nine months of last year.

Gross margin was 36.9 percent of sales for the three months ended April 1, 2005, flat compared to the comparable quarter of the prior year. The negative impact of declines in the average selling prices of products was offset by the favorable impact of the increase in sales volume, procurement savings, our continuing efforts in engineering design, and improved efficiencies in manufacturing. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period.

Gross margin was 36.9 percent of sales for the nine months ended April 1, 2005, down 0.4 percentage points from 37.3 percent reported during the first nine months of last year. The decline was related to the reduction in the average selling prices of products coupled with a shift to a higher mix of the Explorer 8000 DVR digital set-tops, which historically have had a lower gross margin than the company average. The negative impact of these items was partially offset by the benefits received from the increase in volume, procurement savings, our continuing efforts in engineering design, and improved manufacturing efficiencies. Currently, DVR margins approximate the average margin of our other digital set-tops.

Research and development expenses for the three and nine months ended April 1, 2005 were $42.8 million and $119.0 million, respectively, up ten percent and eight percent, respectively, over the comparable periods of the prior year. The primary driver of the year-to-year increases was incremental hiring related to new set-top designs. Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Sales and administrative expenses of $51.6 million and $148.2 million in the three and nine months ended April 1, 2005, respectively, were flat compared to the comparable periods of the prior year.

In August 2002, we announced a restructuring of our worldwide operations to align our costs with reduced sales levels. The restructuring included a reduction of our workforce by 400 positions, or approximately 6 percent of our total workforce, and was substantially completed by December 27, 2002. The positions eliminated were from manufacturing, engineering, marketing, sales, service and administrative functions. The restructuring also included the consolidation of certain office and manufacturing facilities. In addition, during the third quarter of fiscal year 2003, we reduced our workforce by approximately 120 positions, primarily in sales and other functions within the transmission sector, and reduced our workforce by an additional 30 positions in the fourth quarter of fiscal year 2003. During the three and nine months ended April 1, 2005, we reduced a liability related to contractual obligations under a canceled lease as we finalized negotiations with the lessor. We do not anticipate recording significant restructuring charges during fiscal year 2005.

Interest income of $8.0 million and $20.5 million in the three and nine months ended April 1, 2005, respectively, increased over the comparable periods of the prior year due primarily to higher average cash and short-term investment balances and higher yields in these periods of fiscal year 2005 as compared to the prior year.

15 of 37

Other expense of $1.2 million for the three months ended April 1, 2005 included a charge of $2.8 million from the other-than-temporary decline in the fair value of an investment in a privately-held company. This charge was partially offset by a gain of $1.6 million from the reversal of reserves related to claims against a company we acquired following a favorable court ruling.

Other expense of $2.1 million for the nine months ended April 1, 2005 included losses on short-term investments and from the other-than-temporary decline in the fair value of another investment in a privately-held company, gains from the increase in the cash surrender value of life insurance, partnership income, foreign exchange losses, and various other items, none of which was individually significant.

Other income for the quarter ended April 2, 2004 of $4.6 million included a gain of $2.2 million from the sale of a marketable security and various other items which resulted in additional income, none of which was individually significant.

In addition to the gain on the sale of a marketable security, other income of $5.9 million for the nine months ended April 2, 2004 included a gain of $6.8 million from the sale of shares of Kabelnetz, which had been received as part of the termination settlement with German cable operator ish in the second quarter of fiscal year 2003, foreign exchange gains, gains in the cash surrender value of life insurance and gains from various other items, none of which was individually significant. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of the satellite networks business to ViaSat, of which $2.9 million had previously been reserved for. In addition to the gains from the sales of marketable securities discussed above, other income for the nine months ended April 2, 2004 included a gain of $1.9 million from the sale of another marketable security, charges of $1.8 million from other-than-temporary declines in the value of investments in privately-held companies, foreign exchange losses and losses from various other items, none of which was individually significant.

Earnings before income taxes were $93.1 million and $261.1 million in the three and nine months ended April 1, 2005, respectively, up over the comparable periods of the prior year. The year-over-year improvements were due to higher sales volume in these periods of fiscal year 2005 as compared to the prior year.

The effective tax rate for the three months ended April 1, 2005 was 34 percent of pre-tax earnings, up from 32 percent in the prior year. The lower rate in fiscal year 2004 was due primarily to changes in various estimates in the quarter after completing and reconciling the fiscal year 2003 U.S. federal income tax return to the fiscal year 2003 federal income tax provision.

The effective tax rate for the nine months ended April 1, 2005 was 33 percent of pre-tax earnings, down from 34 percent in the prior year. The effective rate for the nine months ended April 1, 2005 was favorably impacted by revisions to the estimates of foreign net operating loss carryforwards and additional refunds of income taxes and related interest from the IRS. We believe that our effective tax rate will be approximately 33 percent of pre-tax earnings for fiscal year 2005.

U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $59.0 million of undistributed earnings of foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions. At April 1, 2005, approximately $34.0 million of such undistributed earnings had been indefinitely reinvested.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60 million, with the respective tax benefit ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by December 31, 2005.

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

16 of 37

Under the guidance in FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return.

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

17 of 37

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource

18 of 37

warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $43.5 million and $36.2 million at April 1, 2005 and July 2, 2004, respectively. A rollforward of the warranty liability from July 2, 2004 to April 1, 2005 is included in Note J in this Form 10-Q.

Pension Assumptions

The pension benefit liability and the related effects on our operating results are calculated using actuarial models. We use March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We re-evaluate these assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, rate of compensation increase and turnover. These assumptions are also re-evaluated annually and are updated to reflect our experience. The discount rate is required to represent the market rate for high-quality fixed income investments. In selecting the discount rate, we also consider the timing of expected future cash flows. To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets.

At March 31, 2004, we reduced the discount rate used to calculate the pension benefit liability and expense from 6.50 percent to 6.00 percent to reflect the lower market interest conditions. This change in our assumptions increased our pension expense by approximately $0.3 million in fiscal year 2005 over the preceding year. The expected long-term rate of return on pension assets was 8.00 percent, unchanged from the preceding year.

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similar publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies of $3.0 million and $6.5 million were included in Other assets in the Consolidated Statements of Financial Position at April 1, 2005 and July 2, 2004, respectively.

19 of 37

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

Pro forma stock-based compensation expense, net of tax, was $22.2 million and $29.7 million for the nine months ended April 1, 2005 and April 2, 2004, respectively. These amounts are significant and fluctuate significantly due to the relatively high volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period of three years and the number of options granted. We periodically review all assumptions used in our stock option pricing model.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for annual periods beginning after June 15, 2005. Scientific-Atlanta will adopt SFAS No. 123R in the first quarter of fiscal year 2006 using a modified version of prospective application.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net income and earnings per share in Note C to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.5 million and $17.2 million for the nine months ended April 1, 2005 and April 2, 2004, respectively.

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our

20 of 37

income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $60 million, with the respective tax benefit ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by December 31, 2005.

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

21 of 37

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

Hedging instruments, which were designated as cash flow or fair value hedges, at April 1, 2005 were as follows:

	Euros	Canadian Dollars	UK Pounds
Notional amount of forward buy (sales) contracts	(9,212)	7,800	(5,280)
Average contract amount (Foreign currency/United States dollar)	0.77	1.24	0.54

At April 1, 2005, we had unrealized losses of $317, net of tax benefits of $203, related to cash flow hedges, which were included in Accumulated other comprehensive income. Scientific-Atlanta has no foreign exchange derivative exposure beyond the second quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges are recognized in Other (income) expense. During the nine months ended April 1, 2005 and April 2, 2004, we recorded losses of $41 and gains of $110, respectively, related to these contracts. These contracts hedged our exposure on Euro- and Sterling-based receivables.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, and warrants of publicly traded companies and are stated at market value. Non-current marketable securities are included in Other assets in the Consolidated Statements of Financial Position. All investments in common stock are classified as “available-for-sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. We recorded after-tax, unrealized holding losses of $5 and gains of $1,028 in the first nine months of fiscal year 2005 and 2004, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded realized gains of $4,496 on the sale of non-current marketable securities in the first nine months of fiscal year 2004. No such gains or losses were recorded in the first nine months of fiscal year 2005. We recorded no losses in the first nine months of fiscal year 2005 or 2004 from the other-than-temporary decline in the market value of marketable securities.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. The warrants, which are included in Other assets in the Consolidated Statements of Financial Position, were valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk-free rate of return and expiration date of the warrant impact the valuation. During the first nine months of fiscal years 2005 and 2004, we recorded unrealized losses of $55 and $236, respectively, related to the changes in the fair value of warrants in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $3,489 and $1,831 in the first nine months of fiscal year 2005 and 2004, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. Investments in privately-held companies of $2,976 and $6,464 were included in Other assets in the Consolidated Statements of Financial Position at April 1, 2005 and July 2, 2004, respectively.

22 of 37

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

(b) Internal Control Over Financial Reporting. There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

23 of 37

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Adelphia and Charter Matters

As previously disclosed, Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the Justice Department; two of whom were found guilty of criminal charges. Adelphia has agreed to a tentative settlement with the Justice Department and the SEC. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta in 2000 and 2001, as well as Adelphia’s marketing support agreement with another vendor, and the manner in which Adelphia accounted for such arrangements.

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

The SEC and the Justice Department have subpoenaed records of Scientific-Atlanta and have interviewed Scientific-Atlanta personnel with respect to the Adelphia and Charter agreements. Scientific-Atlanta has received notice from the SEC and the Justice Department that they are examining the conduct of Scientific-Atlanta and certain of its officers and employees with respect to these agreements. The SEC has taken testimony from certain company officers and employees. Scientific-Atlanta is cooperating and providing information in connection with these investigations. There can be no assurance as to the outcome of these investigations or the effects of any allegations against Scientific-Atlanta. In addition, any settlements and legal expenses may adversely affect our results of operations.

As previously disclosed, there are five civil actions that relate to, among other issues, the marketing support agreement between Scientific-Atlanta and Adelphia. These suits have now all been transferred to the MDL proceeding in the U.S. District Court for the Southern District of New York (03MD1529(LLM)).

As previously disclosed, the plaintiffs in a securities class action against Charter and other defendants added Scientific-Atlanta as a defendant in connection with allegations concerning certain marketing support transactions with Charter. The trial court dismissed Scientific-Atlanta as a defendant, and the plaintiffs have appealed that ruling.

Class Action-Related Legal Proceedings

In the Thompson derivative suit, plaintiffs are appealing the dismissal of the complaint with prejudice.

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

Regardless of merit, these Gemstar legal proceedings are time-consuming and result in costly litigation, and there can be no assurance that we will prevail in these legal proceedings given the complex technical issues and inherent uncertainties in litigation. During the second and third quarters of fiscal year 2005, Scientific-Atlanta engaged in substantive discussions with Gemstar regarding a possible settlement and cross-licensing agreement. No agreement has been reached at this time. If circumstances were to change during the fourth quarter of fiscal year 2005, Scientific-Atlanta may include, as a result of any settlement, an additional expense or charge in its results of operations for the fourth quarter of fiscal year 2005. At this time, we cannot assess the probability of a settlement and there can be no assurance as to the outcome of these settlement negotiations. With respect to the pending cases themselves, the multi-district patent and antitrust proceedings, and the Scientific-Atlanta patents proceeding were administratively closed by the Atlanta federal court on March 31, 2005, with leave to re-open the cases at any time upon notice to the court.

24 of 37

PMC Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar. The court granted that motion and Gemstar was added to the case. Discovery is ongoing and a “Markman” hearing relating to claim construction of the PMC patents took place in February 2004.

On March 1, 2005, the special master issued a report and recommendation on claim construction. The parties have filed their objections. The court has not yet issued its order on claim construction.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the three months ended April 1, 2005, no purchases of our common stock were made by or on behalf of Scientific-Atlanta.

In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. Purchases of our common stock during the second quarter of fiscal year 2005 were made under this plan. As of April 1, 2005, there were 7,604,700 shares available that may yet be purchased under the February 2003 stock repurchase plan. This plan has no termination date and we may make additional purchases under this plan. We have no other programs to purchase our common stock.

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

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized signatory of the Registrant)

25 of 37