Form 10-K
period 2005-07-01
SCIENTIFIC ATLANTA INC
filed 2005-08-26
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2005

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☑        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):        Yes  ☐        No   ☑

As of December 31, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the Scientific-Atlanta common stock on such date was $5,001,230,852.

As of July 29, 2005, the Registrant had outstanding 153,204,131 shares of common stock.

Documents Incorporated by Reference:

Specified portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

Certain Selected Exhibits Included in 2005 Annual Report to Shareholders:*

Exhibit 21 —	Significant Subsidiaries of Scientific-Atlanta
Exhibit 23 —	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 —	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 —	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 —	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 —	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 —	Cautionary Statements
Exhibit 99.2 —	Glossary of Terms
*	A copy of Scientific-Atlanta’s Annual Report on Form 10-K, including financial statements and schedule, filed with the Securities and Exchange Commission for the fiscal year ended July 1, 2005, is included in the 2005 annual report to shareholders. Copies of any exhibit to the Form 10-K not included in the 2005 annual report will be furnished on request and upon the payment of Scientific-Atlanta’s expenses in furnishing such exhibit. Any request for exhibit(s) should be in writing addressed to Michael C. Veysey, Senior Vice President and Corporate Secretary, Scientific-Atlanta, Inc., 5030 Sugarloaf Parkway, Lawrenceville, Georgia 30044.

PART I

In this Form 10-K, the words “Scientific-Atlanta,” “we,” “our,” “ours,” and “us” refer to Scientific-Atlanta, Inc. and its subsidiaries. For your reference, we have included a glossary of technical terms in Exhibit 99.2.

Our fiscal year ends on the Friday closest to June 30 of each year. Fiscal years 2005 and 2003 consisted of fifty-two weeks; fiscal year 2004 included fifty-three weeks. The references to fiscal year by date refer to our fiscal year ending in that particular calendar year; for example, fiscal year 2003 refers to our fiscal year ended June 27, 2003, fiscal year 2004 refers to our fiscal year ended July 2, 2004, and fiscal year 2005 refers to our fiscal year ended July 1, 2005.

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

General

Established as a Georgia corporation in 1951, Scientific-Atlanta, Inc. has evolved from a manufacturer of electronic test equipment for antennas and electronics to one of the leading providers of end-to-end networks used by content originators and broadband service providers, as well as a provider of worldwide customer service, integration and support for the broadband networks industry. We operate in one reportable segment, Broadband.

In November 2002, we acquired from Arris International, Inc. (Arris) certain transmission product lines, including analog optics, nodes and radio frequency (RF) electronics products used in broadband cable networks. In January 2002, we acquired BarcoNet NV (BarcoNet), a Belgium based leading provider of multimedia distribution solutions for broadband network and broadcast applications, as well as terrestrial, telecom, satellite and wireless applications, particularly in Europe.

Our Internet website address is www.scientificatlanta.com, and we will make available free of charge, on or through our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We have also posted to our website the Scientific-Atlanta Code of Conduct, which applies to Scientific-Atlanta’s directors and employees, including our chief executive officer, chief financial officer and controller. We will disclose any amendment to, or waiver from, a provision of our Code of Conduct that applies to a director or an executive officer, including the chief executive officer, chief financial officer or controller by posting such information on the Internet website described above. Additionally, we have posted to our website our Board Corporate Governance Guidelines and the charters of our Audit Committee, Governance and Nomination Committee and Human Resources and Compensation Committee. We will provide these charters, the Board Corporate Governance Guidelines and the Code of Conduct in print free of charge to a shareholder who requests such printed version in writing addressed to Office of General Counsel, Scientific-Atlanta, Inc., 5030 Sugarloaf Parkway, Lawrenceville, GA 30044. In accordance with Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, we submitted to the NYSE on December 2, 2004 our CEO’s annual certification that he was not aware of any violation by the

Company of NYSE corporate governance listing standards. Additionally, filed with this Form 10-K in Exhibits 31.1 and 31.2 are our CEO’s and CFO’s certifications regarding the quality of our public disclosure under Section 302 of the Sarbanes-Oxley Act of 2002.

Products and Services

In the following discussion of our primary products and services, we indicate the percentage of our sales represented by each product or service only when sales of that product were greater than or equal to 10 percent of our total sales in any of the last three years.

We sell products and services that enable our customers to provide entertainment, information, and communications services to consumers and, to a lesser extent, to businesses.

These offerings fall into three broad categories: customer premises equipment, which generally resides in consumers’ homes but which also may reside in the facilities of commercial end-users; network infrastructure products, which generally are deployed at broadcasters’, programmers’, or network-delivered service providers’ facilities or in the outside plant providing the connection to the customer premises; and a variety of service offerings designed to assist our customers with the design, deployment, integration, testing, or operation of these networks.

Customer Premises Equipment

Our digital set-tops are customer premises equipment that provide video entertainment services to consumers. We market and sell our digital set-top product under the brand name Explorer®. This product enables subscribers to access a variety of interactive digital television services developed by us and third parties. Sales of our Explorer digital set-tops constituted approximately 63 percent, 62 percent and 56 percent of our total sales in fiscal years 2005, 2004 and 2003, respectively.

We ship a variety of Explorer digital set-top models in order to meet the various entertainment needs of consumers. The various models include:

•	Standard-definition (SD) basic digital set-tops: These devices allow consumers who subscribe to television service from their local cable multiple system operator (MSO) to access encrypted digital video and audio content and make use of a variety of interactive applications. These applications include interactive program guides (IPGs), video-on-demand (VOD) services, pay-per-view offerings, games and music. We introduced these models during fiscal year 1999.

•	DOCSIS (Data Over Cable System Interface Specification) Set-top Gateway (DSG) digital set-tops: In addition to the functionality of a basic digital set-top, these devices incorporate DOCSIS-based signaling capabilities. We introduced these models during fiscal year 2003.

•	High-Definition (HD) digital set-tops: These devices enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the functionality of a basic digital set-top. We introduced these models during fiscal year 2002.

•	Digital Video Recorder (DVR) set-tops: In addition to the functionality of a basic digital set-top, these devices have two video tuners and enable subscribers to pause, stop, rewind, fast forward, record and replay live analog and digital television content using a built-in hard drive. We introduced these models during fiscal year 2003.

•	HD-DVR set-tops: These devices combine the functionality of the HD set-top and the DVR set-top in a single device. We introduced these models during fiscal year 2004.

•	Multi-Room™ DVR set-tops: These devices allow consumers to access their recorded content on as many as three additional television sets within their home, using existing in-home wiring and existing non-DVR Explorer interactive digital set-tops. We introduced these models during the fiscal year 2004.

In addition, we have announced new set-top models with advanced features that are not yet generally available for sale.

•	Media Center DVR set-tops: These devices combine all of the features of the current DVR platform, including multi-tuner DVR, optional high definition DVR, DSG and Multi-Room DVR capability, with a new built-in DVD player and burner. The addition of DVD burning functionality for standard and high definition content will provide consumers the ability to simply and securely record content onto writeable DVDs. Media Center DVRs will support the majority of writeable DVD formats and will also play off-the-shelf DVDs and CDs. In addition, the product is being designed to respect key content protection flags including ‘copy freely,’ ‘copy once,’ and ‘copy never’ tags. We announced this product during fiscal year 2005.

•	Digital-only set-tops: This line of set-tops will enable all of the set-top features described previously; however, they are designed for use in digital simulcast and/or all-digital systems. These devices will enable consumers to receive all content in a digital format, including content which had previously been broadcast in an analog format. We announced these products during fiscal year 2005.

•	During fiscal year 2005, we announced a new set-top product, to be introduced in Europe, which builds upon our DVR set-top family by incorporating a DOCSIS tuner and a third video tuner, to allow consumers to record three separate programs simultaneously or record two programs while watching a third. This set-top will decode High-Definition Television (HDTV) signals.

•	We also announced a new line of Internet Protocol Television (IPTV) based set-tops, designed to deliver high-quality video services over Digital Subscriber Line (DSL) networks. This new suite of IPTV set-tops, currently under development, will support advanced video services over IP (Internet Protocol) based networks and will include SD, HD, SD/HD DVR, and three-stream gateway products.

Our modem products are customer premises equipment that provide information and communications services to consumers. We market and sell our high-speed data and voice modem products under the brand name WebSTAR™. Our WebSTAR products are designed to enable subscribers to access high-speed information, communications and entertainment services over HFC (hybrid fiber coax) networks. The various modem products include:

•	High-speed data modems: These devices make use of the DOCSIS standard to enable consumers’ access to entertainment, communications and information via the Internet. We introduced high-speed data modem models during fiscal year 2001.

•	Voice modems: These devices enable operators to offer advanced telephone services and high-speed data service from one device. Using the voice modem, subscribers are able to communicate via telephone using voice over internet protocol (VoIP). We introduced voice modems during fiscal year 2004.

•	Home Gateway modems: These devices combine a high-speed data modem, router and wireless access point with four Ethernet ports in one device. This modem has been designed for the small office or home office and will support a number of commercial features for the small business market. We introduced home gateway modems during fiscal year 2004.

We market and sell products that allow network operators to offer video, data and voice communications services to commercial customers (as distinct from consumers) under the brand names Prisma IP™ and BroadLAN™. The BroadLAN product is designed to provide such services over an HFC network, and Prisma™ media converters and Prisma IP E100 series products are designed to provide such services over an all-fiber network.

Network Infrastructure Products

Our network infrastructure products may be divided into three categories: digital media technology products, Explorer headend systems, and transport and access products. These products can be implemented in networks over which our customers can provide any combination of entertainment, information, and communications services.

•	Digital Media Technology Products: These products span a wide range of signal processing and headend capabilities including reception, encoding or transcoding, transrating, multiplexing, ad insertion, switching and modulation. Deployment of these capabilities can help service provider and broadcast customers to more efficiently deliver entertainment, information and communications services over their existing access networks – whether they are fiber, twisted pair, or coax.

•	We market and sell our digital encoder, content distribution and integrated receiver/decoder products. During fiscal year 2005, we introduced new products in this area that incorporate algorithm advancements in standard definition and high-definition MPEG-2 encoding, AVC (Advanced Video Codec) advanced compression SD and HD encoding and software for the control and access of the encoding systems. High-definition AVC products are under development and are expected to be available in fiscal year 2006. These products are sold primarily to television programmers, public and private broadcasters and broadband telecommunications system operators, and provide the capability to transmit video content over a satellite link from a central location to large numbers of geographically distant headends and hubs.

•	We market and sell a wide variety of products that manage and process analog and digital television signals at service providers’ headends and other facilities distributed in their networks. Included among these products are analog television modulator and demodulator products, digital modulators, encoders and decoders that we market and sell under the brand name Continuum®.

•	During fiscal year 2005, we announced a new Digital Content Manager (DCM) product. The DCM is a high-density MPEG video multiplexer that utilizes next generation processing technologies to deliver a 20x increase in processing speed in both video transrating and program insertion capabilities, while improving overall video picture quality. It is designed to enable operators to more efficiently utilize applications such as digital simulcast, digital program insertion, switched-digital broadcast and VOD. We expect this product to be available in fiscal year 2006.

•	Additionally, we market and sell software products designed to assist operators in managing and controlling their networks under the brand name ROSA™. The ROSA Network Management System monitors the various devices in the service provider’s network, provides automatic notification of problems that arise, and performs backup functions that prevent the overall disruption of content delivery.

•	Explorer Headend Systems: Related to our North American Explorer digital set-top products, we market and sell integrated computer systems and software that manage video services for large networks, often comprising hundreds of thousands of consumers. These products typically are installed at the operators’ headends or distribution hub facilities.

•	Transport and Access Products: Our transport and access products distribute signals to consumers’ homes and, to a lesser extent, to businesses.

•	We market and sell analog and digital optoelectronics products under the brand name Prisma. These products may reside in a network operator’s headend, in other facilities such as distribution hubs, and in optical nodes. These products enable operators to transmit various types of content, including entertainment, information and communications, over an optical network and provide a reverse path for the end user customer to communicate back through the network to a variety of services.

•	We market and sell products that convert network signals from an optical format to an electronic format and products that amplify electronic signals carried over coaxial cable under the brand name

GainMaker®. During fiscal year 2005, we began shipments of a 1GHz bandwidth capability for the GainMaker RF amplifier and optical node platform.

•	In addition to these products, we market and sell a variety of small network components known in the industry as taps and passives.

Services

We have consolidated most of our service functions into a single professional services organization, SciCare™ Broadband Services. SciCare Broadband Services provides integration, installation, management and consulting services that can improve the efficiency of a broadband network and help optimize services offered by the network operator. Some of these services are performed on a project basis, and others are in the form of ongoing service agreements, under which we may provide a variety of operational or support services, typically for a term of one year or more.

We also offer software and systems integration and other consulting services that are not limited to Scientific-Atlanta products and can help a variety of customers implement entertainment, information and communications services on converged networks. These services are a significant component of our agreement to provide video infrastructure to SBC Communications, Inc. (SBC), which was signed in fiscal year 2005.

Customers

Our customers are primarily providers of broadband network-delivered services. Among these, our largest customers are the cable MSOs although we also serve telephone companies (telcos), worldwide television programmers and broadcasters, municipal utilities, distributors and other broadband service providers.

In the United States, a small number of large companies own a large portion of the multichannel video systems and, as shown in the table below, make up a large percentage of our sales. Customers that accounted for 10 percent or more of our total sales in fiscal years 2005, 2004 or 2003 were as follows:

	2005	2004	2003
Time Warner Inc.	21%	19%	21%
Cablevision Systems	13%	15%	19%
Comcast Corporation	8%	11%	11%
All other customers	58%	55%	49%

Total	100%	100%	100%

The fiscal year 2003 percentage for Time Warner has been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales to customers outside the United States constituted 23 percent, 20 percent and 22 percent of our total sales for fiscal years 2005, 2004 and 2003, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2005, 2004 or 2003, except for the United States. See Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-K.

During fiscal year 2005, two of our largest cable MSO customers, Time Warner and Comcast, announced plans to acquire the assets of a third customer, Adelphia Communications Corporation (Adelphia). Since 2002, Adelphia has operated under bankruptcy protection and has not represented as significant a portion of revenues as it did in prior years.

We market and sell products and services to telephone companies seeking to deliver video content to their customers. During fiscal year 2005, SBC selected Scientific-Atlanta to provide products and services related to their switched digital, IP-based video initiative, “Project Lightspeed.” The emergence of advanced digital video offerings by worldwide telephone companies creates a significant additional market opportunity for our products and services.

We market and sell our products to worldwide television programmers and broadcasters. In recent years, many of these customers have begun to offer their content in a HD format. The requirements of this format create a demand for new encoding products, which we offer. The growth of HD content offerings creates an expansion in the market opportunity for our products and services.

Marketing and Sales

We market and sell our products and services primarily through our own sales personnel who work out of offices worldwide, although we also use independent sales representatives, independent distributors and independent system integrators, particularly in geographic areas where we do not have a concentration of large customers or where local custom dictates. In addition, our management is actively involved in marketing and sales activities.

We do not make use of an extensive distribution channel due to the nature of our industry. The markets we serve consist of a relatively small number of large customers who directly service consumers. Additionally, the technologies we enable are complex, consisting of large broadband distribution networks, integrated software and numerous connected devices. The pace of technology change is rapid and requires a comprehensive understanding of the nature of the services offered to consumers as well as the equipment, systems, and software required to deliver these services. Accordingly, maintaining direct relationships with these large customers is important.

Backlog

Our backlog consists of unfilled customer orders believed to be firm and long-term contracts that have not been completed. Scientific-Atlanta’s backlog as of July 1, 2005 and July 2, 2004 was $465,609,000 and $497,229,000, respectively. We believe that approximately 90 percent of the backlog existing at July 1, 2005 will be shipped within the succeeding fiscal year. At July 1, 2005, backlog contained orders for approximately 1.1 million Explorer digital set-tops.

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

During the fourth quarter of fiscal year 2005, we, due to the age of the backlog for this order, de-booked $53,475,000 of backlog related to a customer in Japan. We are working with this Japanese customer on a plan to meet its product requirements.

The amount contained in backlog for any contract or order may not be the total amount of the contract or order. The amount of our backlog at any time may not reflect expected revenues for any future fiscal period because we may receive additional orders in the same period we ship the ordered product, or our customers may request that we delay shipment of an order previously entered into backlog.

Product Research and Development and Intellectual Property

We conduct an active research and development program in support of four objectives:

•	to develop new products and systems,

•	to add significant new features to existing products and systems,

•	to reduce the cost of our current products, and

•	to provide ongoing support of our existing products.

Our development strategy is to identify features, products and systems which are, or are expected to be, needed by a number of customers with substantial customer bases in large markets and to allocate a greater share of our research and development resources to features, products and systems with the highest potential for future benefits to Scientific-Atlanta.

Our research and development efforts have been concentrated in the following areas:

•	International set-top products—We are developing a three-tuner DVR product for Telewest, a network operator in the U.K. In addition, we continue to develop set-top products for the cable markets in Europe and Japan.

•	IP Solutions—We are developing a line of IPTV based set-tops, designed to assist operators using switched digital techniques to deliver high quality video services. This new suite of IPTV set-tops will support advanced video services over IP-based networks and will include SD, HD, SD/HD DVR, and three-stream gateway products.

•	Encoding—We have developed new products in this area that incorporate algorithm advancements in SD and HD MPEG-2 encoding, AVC advanced compression SD and HD encoding and software for the control and access of the encoding systems.

•	Next Generation Network Architecture (NGNA)—We are making significant investments in NGNA, and we are actively working with cable MSOs and CableLabs to define the specifications for NGNA products. This initiative has many components, but broadly includes elements such as OCAP (OpenCable Application Platform), a Java based middleware solution for navigation and applications; DSG, a new signaling and content distribution solution which uses an internal DOCSIS cable modem in the set-top; DCAS (Downloadable Conditional Access System), a new downloadable conditional access solution which provides renewable security and more flexibility in security options for operators; and eventually AVC, which will provide more bandwidth-efficient delivery of broadcast and on-demand HD content.

•	Storage and Portability—We have incorporated DVD Read/Write capabilities into a DVR set-top, enabling consumers to record their stored content on DVDs, which can then be stored separately from the DVR and viewed using other devices (e.g. PCs, portable DVD players, etc.).

•	Home Networking—We have developed solutions which enable consumers to access content stored on a hard drive in an Explorer DVR set-top via other Explorer digital set-tops in the home. Additionally, we have demonstrated the concept of using Explorer digital set-tops to access a variety of content (e.g., MP3 audio, digital photos and home movies) stored on personal computers, as well as the concept of using one Explorer DVR set-top to access content stored on the hard drive of another Explorer DVR set-top in the home.

•	Bandwidth enhancement and efficiency—We are working on the development of a number of solutions to assist system operators in better managing the increased capacity requirements of their advanced broadband networks. These solutions include:

•

Switched digital broadcast—Switched digital broadcast is a set of capabilities that are designed to enable cable operators to offer far more niche programming choices over their existing networks and, at the same time, free up access network bandwidth for other applications. We, in partnership with certain MSO customers, are developing an end-to-end system solution for switched digital broadcast, which incorporates all hardware and system software including

Quadrature Amplitude Modulation (QAM) modulators, DCMs, system control software, and a software application that enables delivery of switched video on all Scientific-Atlanta digital set-top boxes.

•	1 GHz Platform—In some areas, system operators have little to no bandwidth available to offer additional services to consumers. We have developed 1 GHz capabilities in our GainMaker RF Amplifier and Optical Node platform using GaAsFET technology using existing 750MHz and 870 MHz spacing, which reduces system operators’ installation costs, and we are incorporating 1GHz technology in our QAM modulators, Prisma II™ and Laser Link® analog optics and access products.

•	Digital Simulcast—We are developing a complete portfolio of encoders, multiplexers and decoders for digital simulcast, as well as our DCM. These products will enable system operators to simultaneously broadcast traditional analog content in a digital format, which would enable them to convert their services to an all-digital platform. While this would increase bandwidth requirements in the near-term, the transition to a complete all-digital system would result in significant bandwidth savings.

In fiscal years 2005, 2004 and 2003, our research and development expenses were $163,543,000, $149,233,000 and $146,596,000, respectively.

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

Manufacturing

We have significant manufacturing operations that range from automated assembly lines for volume production to complete assembly of a particular product by one individual or small group of individuals. Because many of our products contain precision electronic components requiring close tolerances, we maintain rigorous and exacting test and inspection procedures designed to prevent production errors, and we frequently review our overall production techniques to enhance productivity and reliability.

Our key manufacturing facilities are located in Juarez, Mexico and Kortrijk, Belgium. Currently more than 95 percent of our in-house manufacturing is performed in our Juarez facility. At full operation, the Juarez factory has the capability to run three shifts during the week and additional weekend shifts, if needed. During fiscal year 2005, we ran a third shift and weekend shifts on certain products to satisfy product demand and to meet production schedules. Due to our concentration of manufacturing in Juarez, we have considered appropriate business continuity and disaster recovery plans. However, we are unable to predict the impact on our results of operations, which may be materially adverse, of any type of disaster at this facility.

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Our long-lived assets in the United States, Mexico, and Belgium were as follows:

	2005	2004	2003
United States	49%	43%	44%
Mexico	11%	11%	12%
Belgium	32%	40%	39%

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

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Advanced Micro Devices, Analog Devices, Inc., Broadcom Corporation and Texas Instruments Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

•	Philips Semiconductors B.V. and Freescale Semiconductor, Inc. are our primary providers of cable television hybrids for use in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are our providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of “canned” tuners and RF modulators for subscriber products; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps. During the first quarter of fiscal year 2006, we acquired all of the interests of the other partners in the Shanghai joint venture.

Employees

As of July 1, 2005, we employed approximately 7,652 regular full-time and part-time employees and approximately 208 additional temporary workers employed through employment agencies. We believe our employee relations are satisfactory.

Competition

As we have expanded our served market to include new elements of worldwide entertainment, information and communications markets, we are faced with increased competition within those markets. Accordingly, our products compete with those of a substantial number of companies worldwide.

Our digital set-tops, data and voice modems, digital headends, and related software products compete with products from a number of companies. These include:

•	Companies that develop and sell substitute products that are distributed by direct broadcast satellite (DBS) and telephone companies through a variety of channels, including retail channels. These products may be subsidized by DBS or telephone companies, and they may be sold together with services that are not available from our customers. Although these products are not directly competitive with respect to sales of our products to our customers, these substitute products are competitive with our customers’ video services and products, and affect the end-user consumer demand for our products.

•	Companies that develop and sell products entirely of their own design and companies that license technology from us. It is possible that some of these directly competitive products could be sold through retail channels, and thus we may be subject to competition from a variety of companies with retail brands that are more familiar to consumers than ours. These competitors may include companies in the personal computer and consumer electronics industries.

Our data and voice modem products compete with products from a large number of companies. Additionally, because our cable MSO customers face competition from system operators offering data services via Digital Subscriber Lines (DSL) and voice services via traditional twisted-pair copper telephony, companies manufacturing those products indirectly compete with our products.

Our products that are used by operators to process and transmit entertainment, information, and communications over their networks compete with products from a number of companies. These products increasingly conform to standards widely adopted in the information technology and telecommunications industries and, as a result, new competitors may enter the markets for these products.

Other companies may have developed an alternative method of providing conditional access on cable networks that proposes to encrypt only a portion of digital video stream. If this alternative conditional access method proves to be technologically and commercially feasible, it may be adopted by our customers. Additionally, one of our customers has secured the right to directly license conditional access technology to other companies that may offer products which compete with ours.

In addition, certain regulatory issues may affect the competitive environment. These issues include:

•	The Federal Communications Commission (FCC) has mandated that digital tuners be incorporated into all television sets greater than 13 inches and all television receiving equipment such as VCRs and DVD players by July 1, 2007. Digital tuners were mandated for 50 percent of a manufacturer’s televisions greater than 36 inches starting July 1, 2004, and 100 percent of televisions greater than 36 inches starting July 1, 2005. Fifty percent of a manufacturer’s televisions between 24 and 35 inches must include digital tuners starting July 1, 2005, with 100 percent including such tuners effective March 1, 2006. Thus, televisions manufacturers are already integrating into their products some of the technology that also is available in our set-top products, and will be integrating such technology into most of their products by July 1, 2007.

•

On October 9, 2003, the FCC released rules for digital “plug and play” cable compatibility. The new rules generally follow, with some modification, the technical, labeling and encoding rules originally set forth in a December 19, 2002 Memorandum of Understanding (MOU) between various cable television and consumer electronics companies. The MOU contained both voluntary and inter-industry agreements and a package of regulatory proposals. The rules permit consumer electronics companies to manufacture television sets or other consumer electronics products with “plug and play” functionality for one-way digital cable services, including typical cable programming as well as premium services. Consumers with such television sets will need to obtain a security card also known as a CableCARD to be inserted in the television set in order to receive such cable services. In accordance with the FCC rules, we made available CableCARDs compatible with our Explorer set-top products and our PowerKey® encryption and conditional access system before July 1, 2004.

•	Related to the FCC “plug and play” rules, companies in a variety of businesses, including cable television, direct broadcast satellite, television and movie production, consumer electronics, retail, software products, and communications technology products, have held a series of meetings with the objective of establishing a standard for a two-way CableCARD. Such a device would enable consumers with compatible television sets or other consumer electronics products to receive services requiring two-way communications, such as video-on-demand, subscription video-on-demand, and free on-demand services without a set-top. Consumers with such television sets would need to obtain a two-way CableCARD to be inserted in the television set or other consumer electronics equipment in order to receive such cable services. At this time, the FCC has not established a completion date for this effort, though it has mandated that various cable companies file reports with the FCC commencing August 1, 2005 and every ninety days thereafter, detailing CableCARD deployment and support thereof. The FCC further mandated that the National Cable Telecommunications Association (NCTA) and the Consumer Electronics Association (CEA) file reports commencing August 1, 2005 and every sixty days thereafter on the progress of agreement on two-way plug and play and a software-based conditional access agreement.

•	As it relates to the navigation device market, the FCC extended the date for the phase-out of integrated set-top boxes until July 1, 2007. This phase-out requires cable operators to separate the security and non-security functions in the devices they provide on a leased or sale basis. However, the FCC has also required the cable operators to report to the FCC, no later than December 1, 2005 regarding the feasibility of a downloadable security solution. In addition, the NCTA and CEA are required to file joint status reports and hold joint status meetings with the Commission on or before August 1, 2005 and every 60 days thereafter on progress in bi-directional talks and a software-based conditional access agreement. The FCC has determined that to the extent a downloadable security or similar software-oriented solution provides for common reliance on an identical security technology and conditional access interface, it would not require the physical separation of the security element. Thus, consumer electronics manufacturers may produce products that would enable consumers to receive video services via this downloadable security.

In each of these current and future competitive scenarios, some of our competitors have significantly greater resources, financial and otherwise, than we do. We believe that our ability to compete in the industry has resulted from our marketing strategies, engineering skills, product features, product performance, ability to provide post-purchase services, ability to provide quality products at competitive prices, and broad coverage of the market by our sales personnel and the alternate channels of distribution we utilize.

Item 2.	Properties

We own and lease office, manufacturing and warehouse facilities in the United States and in other countries. Our principal locations are described below:

•	At our Sugarloaf facility in Lawrenceville, Georgia, we own approximately 582,000 square feet of office space that houses our corporate headquarters, research and development facilities, and sales and marketing facilities.

•	At our factory in Juarez, Mexico, we own approximately 339,000 square feet of space where more than 95 percent of our in-house manufacturing is being performed.

•	In El Paso, Texas, we lease approximately 151,000 square feet of warehouse space where our North American logistics center is housed.

•	In Kortrijk, Belgium, we own approximately 153,000 square feet of space that houses additional research and development, sales and marketing, administrative and manufacturing facilities.

•	In Kortrijk, Belgium, we also lease approximately 35,000 square feet of warehouse space where our European logistics center is housed.

Given our significant international operations, our future sales and results of operations could be adversely affected by a variety of political and economic factors in various geographic regions, including foreign currency fluctuations, changes in a specific country’s or region’s political conditions, or changes or continued weakness in economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures and unexpected changes in regulatory requirements.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia and Charter Matters

Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the U.S. Department of Justice (DOJ); two of Adelphia’s former senior executives were found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta in 2000 and 2001 and the manner in which Adelphia accounted for such arrangements. Adelphia has agreed to a settlement with the SEC and the DOJ.

The SEC and DOJ have also brought charges against former officers of Charter Communications, Inc. (Charter), another of Scientific-Atlanta’s major customers. One aspect of the charges concerns an advertising agreement between Scientific-Atlanta and Charter in 2000 and the manner in which Charter accounted for such arrangements. Four former Charter officers pled guilty to certain charges; one of whom has pled guilty to charges related to the advertising agreement. In July 2004, Charter settled all civil charges brought by the SEC.

The SEC and the DOJ have been examining the conduct of Scientific-Atlanta and certain officers and employees with respect to the Adelphia and Charter agreements. The SEC and the DOJ have subpoenaed records of Scientific-Atlanta, and have interviewed Scientific-Atlanta personnel. The SEC also has taken testimony from certain company officers and employees.

As previously disclosed, Scientific-Atlanta has reached a tentative settlement with representatives of the staff of the SEC’s Enforcement Division in connection with its investigation, which is subject to further approval by the SEC. Based on discussions with the staff of the SEC, a $20 million reserve was recorded in the fourth quarter of fiscal year 2005. Scientific-Atlanta continues to cooperate with the DOJ with respect to its investigation. There can be no assurance as to the final outcome of these investigations and their effects on Scientific-Atlanta.

We are a co-defendant in four individual actions and one putative class action, which are pending in the U.S. District Court for the Southern District of New York for coordination with the multi-district proceedings (03 MD 1529 (LLM)). These suits relate to, among other issues, the marketing support agreement between Adelphia and Scientific-Atlanta. The suits allege that Scientific-Atlanta should be liable to investors in Adelphia’s securities based on the marketing support agreement and Adelphia’s accounting treatment for that arrangement. These actions do not allege any impropriety as to our financial statements or statements made to our investors. The damages sought in these actions are in an unspecified amount. The following describes these five Adelphia actions:

•	In the individual suit brought by W.R. Huff Asset Management Co., LLC., we were added as a co-defendant in January 2004. The Huff suit purports to be on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia and Arahova Communications Inc. The complaint names certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Securities Exchange Act of 1934. Scientific-Atlanta filed a motion to dismiss the Huff suit on March 8, 2004.

•	We were also added as a co-defendant in December 2003 in an individual action brought by Joseph and Evelyn Stocke who purportedly are purchasers of Adelphia common stock. The complaint names certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Exchange Act and/or “aided and abetted” the common law fraud of Adelphia and its former management. Scientific-Atlanta filed a motion to dismiss the Stocke suit on April 12, 2004.

•	In July 2004, a putative class action was filed by Argent Classic Convertible Arbitrage Fund L.P., et al. purportedly on behalf of investors in securities of Adelphia. The suit names Scientific-Atlanta and two of its officers, and alleges that Scientific-Atlanta violated Section 10(b) of the Exchange Act and that the officers violated Section 20(a) of the Exchange Act. Scientific-Atlanta filed a motion to dismiss the Argent suit on October 12, 2004.

•	In September 2004, a fourth suit was filed by the Los Angeles County Employees Retirement Association (“LACERA”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers aided and abetted and conspired with Adelphia and its former management to commit common law fraud. On June 14, 2005, the court denied the plaintiff’s motion to remand the case to Los Angeles County Superior Court.

•	On October 25, 2004, a fifth suit was filed by AIG DKR Soundshore Holdings, Ltd. (“Soundshore Holdings”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers committed common law fraud as to investors in Adelphia securities and conspired with Adelphia and its former management to defraud Adelphia investors. On June 14, 2005, the court denied the plaintiff’s motion to remand the suit to Fulton County, Georgia Superior Court.

We became a co-defendant on June 17, 2003 in a purported securities class action pending against Charter and certain of Charter’s present/former officers and directors in the U.S. District Court of the Eastern District of Missouri. Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The consolidated complaint further alleges that certain commercial transactions between Charter and Scientific- Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of the federal securities laws as to investors in Charter’s securities. The consolidated complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages in an unspecified amount. On October 12, 2004, the court granted Scientific-Atlanta’s motion to dismiss. The court denied the plaintiffs’ motion for reconsideration on December 20, 2004. Plaintiffs have filed an appeal with the Eighth Circuit Court of Appeals. On June 30, 2005, the court approved a settlement agreement between plaintiffs and several defendants, including Charter. The settlement does not include Scientific-Atlanta.

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and certain of our officers was filed in the U.S. District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint. The District Court then certified for appeal to the Eleventh Circuit Court of Appeals an issue related to its decision on the motion to dismiss. On June 22, 2004, the Eleventh Circuit affirmed the District Court’s order denying our motion to dismiss. Plaintiffs are seeking to recover damages in an unspecified amount.

Paul Thompson, a shareholder, filed a putative shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia, against certain directors and officers of Scientific-Atlanta in April 2002, which was not served on us or the other defendants. The complaint was dismissed in June 2003, then re-filed in November 2003, and subsequently served on Scientific-Atlanta. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001. This plaintiff shareholder is seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on March 18, 2004. The court granted Scientific-Atlanta’s motion and dismissed the complaint with prejudice on November 2, 2004. Plaintiff has filed an appeal with the Georgia Court of Appeals.

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

Gemstar-Related Legal Proceedings

As previously disclosed, Scientific-Atlanta engaged in substantive discussions with Gemstar-TV Guide International, Inc. (which, along with its affiliated entities, is referred to hereafter as “Gemstar”) regarding a possible settlement and cross-licensing agreement during the second and third quarters of fiscal year 2005. As a result of these discussions and others that took place during the fourth quarter of fiscal year 2005, Scientific-Atlanta and Gemstar entered into a series of agreements that provide licenses to certain intellectual property assets and facilitate product development and deployment for both companies. The companies entered into a long-term worldwide patent cross-license agreement, granting each access to the other’s interactive program guide (IPG) patents. The companies also entered into a porting agreement under which Scientific-Atlanta will assist Gemstar to port the Gemstar IPGs onto the Scientific-Atlanta Explorer set-top platform.

Under these agreements, which have a term of up to nine and-a-half years, Scientific-Atlanta will pay approximately $154 million to Gemstar, and Gemstar will pay approximately $89 million to Scientific-Atlanta. The agreements resolve pending patent litigation and license Gemstar’s IPG patents for future use on those Scientific-Atlanta products that are not covered by existing or future network operators’ Gemstar licenses. The license agreements also provide Gemstar with a license of certain Scientific-Atlanta IPG patents and certain satellite transmission patents.

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar TV Guide International, Inc. (which, along with its affiliated entities, is referred to hereafter as “Gemstar”). The court granted that motion and Gemstar was added to the case. A Markman hearing was held in February 2004. Scientific-Atlanta entered into a settlement agreement with Gemstar on June 1, 2005. On June 6, 2005, the court entered its Markman Order and Gemstar filed a Stipulation of Dismissal informing the court of the settlement and asking the court to dismiss Gemstar’s claims against Scientific-Atlanta. All of the claims asserted by PMC are in reexamination before the US Patent Office. The case is in the discovery stage. Fact discovery was recently extended until September 30, 2005.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of the proceedings discussed above and these other proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Scientific-Atlanta’s security holders during the last quarter of its fiscal year ended July 1, 2005.

Item 4A.	Executive Officers of Scientific-Atlanta

The following persons are the executive officers of Scientific-Atlanta:

Name	Age	Executive Officer Since	Present Office
James F. McDonald	65	1993	Chairman of the Board, President and Chief Executive Officer
H. Allen Ecker	69	1979	Executive Vice President
J. Lawrence Bradner	54	1999	Senior Vice President; President, SciCare Broadband Services
Dwight B. Duke	53	1997	Senior Vice President; President, Transmission Network Systems
Julian W. Eidson	66	1978	Senior Vice President, Chief Financial Officer and Treasurer
Wallace G. Haislip	56	1998	Senior Vice President, Finance and Operations
Michael P. Harney	50	2001	Senior Vice President; President, Subscriber Networks
Brian C. Koenig	58	1988	Senior Vice President, Human Resources
Robert C. McIntyre	55	1999	Senior Vice President and Chief Technical Officer
Patrick M. Tylka	55	2000	Senior Vice President; President, Worldwide Sales
Michael C. Veysey	61	2003	Senior Vice President, General Counsel and Corporate Secretary
John A. Buckett II	58	2002	Vice President, Corporate Development

Each executive officer is elected annually and serves at the pleasure of the Board of Directors.

Mr. Veysey has served as Senior Vice President, General Counsel and Corporate Secretary of Scientific-Atlanta since January 2003. From 1989 to 2001, he served as Senior Vice President, General Counsel and Secretary of Gould Electronics Inc., a worldwide manufacturer of electronic materials and components, where he had served in various capacities in the law department from 1980 to 1988.

All other executive officers have been employed by Scientific-Atlanta in the same or substantially similar capacities for more than five years. There are no family relationships among the executive officers. Mr. McDonald also serves as a director of Burlington Resources, Inc., Mirant Corporation and NDCHealth Corporation. Mr. Buckett also serves as a director of Interlink Electronics, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock, par value $0.50 per share, of Scientific-Atlanta is traded on the New York Stock Exchange under the symbol “SFA.” As of July 29, 2005, the approximate number of holders of record of the common stock was 4,896.

In 1976, Scientific-Atlanta commenced payment of quarterly cash dividends and intends to consider the continued payment of dividends on a regular basis; however, the declaration of dividends is discretionary with the Board of Directors, and there is no assurance regarding the payment of future dividends by Scientific-Atlanta. During fiscal years 2005 and 2004, Scientific-Atlanta paid a quarterly cash dividend on its common stock of $0.01 per share.

Information as to the high and low stock prices for each quarter of fiscal years 2005 and 2004 follows.

	Fiscal Quarters
	First	Second	Third	Fourth
Fiscal Year 2005
High	$32.04	$33.05	$32.36	$35.39
Low	$25.08	$26.52	$27.34	$26.96

Fiscal Year 2004
High	$37.14	$37.45	$38.59	$36.50
Low	$23.05	$25.85	$28.60	$30.50

Set forth in the table below is certain information about securities issuable under Scientific-Atlanta’s equity compensation plans as of July 1, 2005.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,675,625	$33.16	6,902,584
Equity compensation plans not approved by security holders	9,339,900	$37.37	142,627

Total	22,015,525	$34.95	7,045,211

Under the 2003 Long-Term Incentive Plan, awards may be granted covering up to 8,000,000 shares of common stock. Under the 1996 Stock Option Plan, options may be granted covering up to 15,000,000 shares of common stock. Options are granted by the Human Resources and Compensation Committee of the Scientific-Atlanta board of directors to key personnel for the purchase of the Scientific-Atlanta stock at the fair market value of the shares on the dates of grant. In general, options granted under the 1996 Stock Option Plan vest in four equal, annual installments beginning on the date of grant. In general, options granted under the 2003 Long-Term Incentive Plan vest in four equal, annual installments beginning one year from the date of grant.

In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of July 1, 2005, there were 7,604,700 shares available that may yet be purchased under the February 2003 stock repurchase plan. During fiscal year 2005, purchases of 1,836,600 shares of our common stock were made by or on behalf of Scientific-Atlanta.

Item 6.	Selected Financial Data

Selected Financial Data is set forth on page 24 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are set forth on pages 25 through 41 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments and assets denominated in currencies other than the U.S. dollar. These contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of these contracts are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and in Other (income) expense for fair value hedges. The Chinese Renminbi foreign exchange forward contracts were entered into to hedge the acquisition of the remaining interest in our partially-owned subsidiary, Scientific-Atlanta of Shanghai, Ltd. We also enter into foreign exchange forward contracts to hedge our exposure on certain intercompany transactions which are not designated as either a cash flow or fair value hedge. Changes in the fair value of these derivatives are recorded in Other (income) expense. The fair value of foreign exchange forward contracts is recorded in Other current assets and Accrued liabilities in the Consolidated Statements of Financial Position.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings.

In the fourth quarter of fiscal year 2002, ish GmbH & Co. KG (ish), a customer in Germany, suspended or canceled a number of orders issued to the Cable Upgrade Consortium (Consortium), of which we were a member and through which we furnished our products and services. A significant portion of these orders was denominated in Euros, and we had forward contracts to sell approximately 33,220,000 Euros at June 28, 2002, which were designated as cash flow hedges. During fiscal year 2003, we reached a settlement with ish. As a result of the settlement, we no longer needed the forward contracts, which we settled and recorded charges of $3,023,000 for ineffectiveness in Other (income) expense in fiscal year 2003.

We also recorded charges of $303,000, $88,000 and $77,000 for ineffectiveness in fiscal years 2005, 2004 and 2003, respectively.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Foreign exchange forward contracts at July 1, 2005 were as follows (in thousands):

	Cash Flow Hedges			Fair Value Hedges		Other
	Euros	Canadian Dollars	Chinese Renminbi	UK Pounds	Australian Dollars	Euros
Notional amount of foreign exchange forward buy (sales) contracts	(4,616)	7,400	30,292	(3,646)	(810)	(1,339)
Average contract amount (Foreign currency/United States dollar)	0.75	1.21	8.15	0.58	1.34	0.83

Scientific-Atlanta has no foreign currency derivative exposure beyond the third quarter of fiscal year 2006.

At July 1, 2005, we had unrealized losses of $232,000 net of tax of $141,000, related to the Euro, Canadian dollar and Chinese Renminbi foreign exchange forward contracts, which were included in Accumulated other comprehensive income.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges or do not meet the criteria for hedge accounting are recognized in Other (income) expense. We recorded unrealized gains of $312,000, $377,000 and $2,951,000 in fiscal years 2005, 2004 and 2003, respectively, related to such contracts. The unrealized gains in fiscal year 2003 relate primarily to the reversal of unrealized losses from the prior year upon settlement of a portion of our Euro forward contracts in fiscal year 2003.

We have market risks associated with the volatility in the value of our non-current marketable securities, which consist of investments in common stock, primarily technology companies, warrants of publicly traded companies and a collar on a warrant and are stated at market value. All investments in common stock are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and thus, changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Unrealized holding gains and losses are included, net of taxes, in Accumulated other comprehensive income. We recorded after-tax, unrealized holding gains of $2,000, $618,000 and $1,707,000 in fiscal years 2005, 2004 and 2003, respectively. Realized gains and losses and declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded gains of $5,496,000 and $2,049,000 from the sale of a portion of our investments in fiscal years 2004 and 2003, respectively. We did not sell any of our securities in fiscal year 2005. We recorded losses of $6,876,000 from other-than-temporary declines in the fair value of our investments in common stock in fiscal year 2003. No such losses were recorded in fiscal years 2005 or 2004.

Scientific-Atlanta holds warrants to purchase common stock that are recorded at fair value. During fiscal year 2002, we entered into a collar with put and call options which was designed to limit our exposure to fluctuations in the fair value of one of the warrants. The warrants and the collar, which are included in Non-current marketable securities in the Consolidated Statements of Financial Position, are valued using the Black-Scholes pricing model. Fluctuations in the volatility of the market price of the common stock for which we hold a warrant, risk free rate of return and expiration date of the warrant impact the valuation. During fiscal years 2005 and 2004, we recorded unrealized losses of $72,000 and $470,000, respectively, from the decline in the fair market value of warrants in Other (income) expense. During fiscal year 2003, we recorded unrealized losses of $427,000 from the decline in the fair market value of warrants and a gain of $2,491,000 from the settlement of the collar in Other (income) expense.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other (income) expense. We recorded losses of $4,489,000, $1,831,000 and $12,477,000 in fiscal years 2005, 2004 and 2003, respectively, from other-than-temporary declines in the fair value of our investments in privately-held companies. We also recorded gains of $5,510,000 in Other (income) expense from the sale of certain investments in privately-held companies during fiscal year 2004. No such gains or losses were recorded in fiscal years 2005 or 2003. Investments in privately-held companies of $3,129,000 and $6,464,000 were included in Other assets in the Consolidated Statements of Financial Position at July 1, 2005 and July 2, 2004, respectively.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of Scientific-Atlanta and notes thereto, the schedule containing certain supporting information, the reports of independent registered public accounting firm and management’s report on internal control over financial reporting are set forth on pages 42 through 78 of this Report. See Part IV, Item 15, for an index of the statements, notes and schedule.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

This report is included on page 43 of this report and is incorporated by reference.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This report is included on page 44 of this report and is incorporated by reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended July 1, 2005 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-14 (except for the information set forth at the end of Part I in Item 4A with respect to Executive Officers of Scientific-Atlanta) is incorporated by reference from Scientific-Atlanta’s definitive proxy statement for Scientific-Atlanta’s 2005 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of fiscal year 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(1)	The consolidated financial statements listed below are included on pages 42 through 77 of this Report.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Position as of July 1, 2005 and July 2, 2004.

Consolidated Statements of Earnings for each of the three years in the period ended July 1, 2005.

Consolidated Statements of Cash Flows for each of the three years in the period ended July 1, 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended July 1, 2005.

Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

Page

		Schedule II	Valuation and Qualifying Accounts for each of the three years in the period ended July 1, 2005	78

All other Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)	Exhibits:

Periodic reports, proxy statements and other information filed by Scientific-Atlanta with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at, or obtained at prescribed rates from, the public reference facilities maintained by the SEC at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090 or on the internet at http://www.sec.gov/info/edgar/prrrules.htm. The SEC also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Scientific-Atlanta. Scientific-Atlanta’s SEC file number is Commission File No. 1-5517.

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

Exhibit No.	Description

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

10.17

Scientific-Atlanta Code of Conduct (filed as Appendix A to Scientific-Atlanta’s Proxy Materials for its 2005 Annual Meeting of Shareholders held on November 3, 2004 (Commission File No. 1-5517, and incorporated herein by reference).

10.18.1*

Form of Option Agreement under Non-Employee Director Stock Option Plan (filed as Exhibit 10.1 to Scientific-Atlanta’s Current Report on Form 8-K dated October 21, 2004 (Commission File No. 1-5517), and incorporated herein by reference).

10.18.2*

Form of Stock Option Grant Agreement (filed as Exhibit 10.1 to Scientific-Atlanta’s Current Report on Form 8-K dated January 20, 2005 (Commission File No. 1-5517), and incorporated herein by reference).

10.18.3*

Form of Long-Term Incentive Plan Award (filed as Exhibit 10.2 to Scientific-Atlanta’s Current Report on Form 8-K dated January 20, 2005 (Commission File No. 1-5517), and incorporated herein by reference).

21	Significant Subsidiaries of Scientific-Atlanta.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements.

99.2	Glossary of Terms.

*	Indicates management contract or compensatory plan or arrangement.

Selected Financial Data

(Dollars in Thousands, Except per Share Data)	2005	2004	2003	2002	2001
Sales	$1,910,892	$1,708,004	$1,450,353	$1,671,117	$2,512,016
Cost of Sales	1,195,667	1,073,202	947,581	1,086,961	1,718,160
Sales and Administrative Expense	203,118	199,118	191,134	186,579	220,161
Research and Development Expense	163,543	149,233	146,596	148,652	154,346
Provision for Doubtful Accounts	7	33	703	83,904 (2)	1,866
Settlement Expenses, Net	53,333 (1)	—	—	—	—
Stock Compensation Expense Related to Tender for Shares of PowerTV	—	—	—	—	10,778
Restructuring Expense (Income)	(291)	1,325	17,446	28,164	—
Interest Expense	761	778	866	869	411
Interest Income	(30,583)	(16,785)	(22,731)	(22,335)	(36,879)
Other (Income) Expense, Net	2,430	(7,233)	16,660	(112)	(67,229)
Earnings Before Income Taxes	322,907	308,333	152,098	158,435	510,402
Provision for Income Taxes	112,147	90,332	51,753	54,051	176,728
Net Earnings	$210,760	$218,001	$100,345	$104,384	$333,674
Basic Earnings Per Share	$1.38	$1.43	$0.66	$0.67	$2.06
Diluted Earnings Per Share	$1.36	$1.41	$0.65	$0.66	$1.99
Cash Dividends Paid Per Share	$0.04	$0.04	$0.04	$0.04	$0.04
Working Capital	$1,596,907	$1,402,010	$1,050,007	$990,741	$1,154,611
Total Assets	$2,589,833	$2,269,627	$1,918,629	$1,914,627	$2,002,828
Current Maturities of Long-Term Debt	$1,230	$1,265	$1,455	$1,739	$91
Long-Term Debt, Less Current Maturities	6,240	7,698	8,567	8,600	—
Stockholders' Equity	1,980,960	1,803,357	1,481,241	1,436,791	1,508,939
Total Capital Invested	$1,988,430	$1,812,320	$1,491,263	$1,447,130	$1,509,030
Gross margin % of Sales	37.4%	37.2%	34.7%	35.0%	31.6%
Return on Sales	11.0%	12.8%	6.9%	6.2%	13.3%
Return on Average Stockholder's Equity	11.1%	13.2%	7.0%	7.3%	24.9%
Effective Tax Rate	34.7%	29.3%	34.0%	34.1%	34.6%
(1)	Includes $33,333 from the settlement of pending litigation and a cross-licensing agreement with Gemstar, and $20,000 from a tentative settlement with the SEC related to its investigation of certain of our marketing support agreements in 2000 and 2001 with Adelphia and Charter.
(2)	Includes $83,692 of bad debt expense related to the write-off of accounts receivable from Adelphia resulting from its filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in June 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Net earnings were $210.8 million, or $1.36 per share, in fiscal year 2005 as compared to $218.0 million, or $1.41 per share, in fiscal year 2004. Net earnings in fiscal year 2005 included an after-tax charge of $22.2 million related to the licensing and settlement agreements with Gemstar and a pre-tax and after-tax charge of $20.0 million related to a probable settlement with the SEC. The settlements are discussed in greater detail below. These items totaled to a net after-tax charge to earnings of $42.2 million, or $0.27 per share.

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

Sales

Sales of $1.9 billion in fiscal year 2005 increased 12 percent over the prior year. The year-over-year increase was due to an increase in the number of digital set-tops and cable modems shipped which was partially offset by a decline in the shipments of transmission products.

Subscriber product sales of $1.4 billion in fiscal year 2005 increased by 18 percent from the prior year. During fiscal year 2005, we shipped a total of 4.2 million Explorer digital set-tops, up from 3.9 million shipped the prior year. The growth in digital set-top shipments was led by an increase in the number of Explorer 8000™ digital set-tops shipped to 1.9 million units, including 906 thousand Explorer 8000 high-definition set-tops, up from 1.1 million units shipped during fiscal year 2004. The Explorer 8000 set-tops contain integrated hard drives and a single user interface for digital video recording capabilities. In addition, during fiscal year 2005, we shipped a total of 529 thousand non-DVR high-definition set-tops, up from 438 thousand shipped during fiscal year 2004. The Explorer 8000 set-top, in addition to high-definition set-top models, sells for a significantly higher average selling price than the average selling price for our earlier generation set-top models. The shift to a higher mix of Explorer 8000 and high-definition set-tops during fiscal year 2005 more than offset the price declines of our earlier generation set-top models. As a result, the combined average selling prices of all digital set-tops increased by more than 6 percent over fiscal year 2004, which also contributed to the increase in subscriber product sales.

Sales of cable modems totaled 2.4 million units, an increase from 1.3 millions units shipped the previous year. Of the total 2.4 million units shipped during fiscal year 2005, 815 thousand were voice modems (VoIP), an increase from 92 thousand shipped last fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales of transmission products totaled $462.5 million in fiscal year 2005, a decline of 4 percent compared to fiscal year 2004. A reduction in the sales of access network and headend products was the major source of the decline relative to last year.

International sales were $442.4 million in fiscal year 2005, a 28 percent increase from the prior fiscal year. Increases in digital set-top, cable modem, and transmission product shipments each contributed to the growth in international sales. Sales into the European region, Latin American region, and Canada were partially offset by a decline in sales into the Asia Pacific region.

Sales of $1.7 billion in fiscal year 2004 increased 18 percent from the prior year. The increase was due to an increase in the number of digital set-tops shipped coupled with an increase in the shipments of other subscriber and transmission products.

Subscriber product sales of $1.2 billion in fiscal year 2004 increased by 26 percent from the prior year. During fiscal year 2004, we shipped a total of 3.9 million Explorer digital set-tops, up from 3.2 million shipped the prior year. The growth in digital set-top shipments was led by an increase in the number of Explorer 8000 digital set-tops shipped to 1.1 million units, including 148 thousand Explorer 8000 high-definition set-tops, up from 386 thousand units shipped during fiscal year 2003. The Explorer 8000 set-tops contain integrated hard drives and a single user interface for digital video recording capabilities. In addition, during fiscal year 2004, we shipped a total of 438 thousand non-DVR high-definition set-tops, up from 197 thousand shipped during fiscal year 2003. The Explorer 8000 set-top, in addition to high-definition set-top models, sells for a significantly higher average selling price than the average selling price for our earlier generation set-top models. The shift to a higher mix of Explorer 8000 and high-definition set-tops during fiscal year 2004 more than offset the price declines of our earlier generation set-top models. As a result, the combined average selling prices of all digital set-tops increased by more than 7 percent over fiscal year 2003, which also contributed to the increase in subscriber product sales.

Sales of cable modems totaled 1.3 million units in fiscal year 2004, an increase from 731 thousand units shipped the previous year.

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

Subscriber product sales of $977.7 million in fiscal year 2003 decreased by 10 percent from the prior year. For the second consecutive year, many of our customers’ deployment rates declined relative to the preceding year. During fiscal year 2003, we shipped a total of 3.2 million Explorer digital set-tops, down from 3.4 million in the prior year. In addition to lower volumes, the average selling prices for our earlier generation set-tops declined 9 percent from the prior year. During fiscal year 2003, we began shipping our Explorer 8000 set-tops, which contain integrated hard drives and a single user interface for digital video recording capabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Sales of transmission products of $472.6 million in fiscal year 2003 decreased 18 percent compared to fiscal year 2002. This decline was related to a reduction in capital spending by many of the largest North American and international MSOs. After several years of transmission plant upgrades, many of the North American MSOs were nearing completion of their plant upgrades for a significant portion of their systems. In addition, several of our international customers continued to experience financial difficulties and began to undertake various forms of restructurings. As a result, shipments of transmission products to our international customers also declined significantly.

International sales were $322.3 million in fiscal year 2003, down 4 percent from the prior fiscal year. Sales into the European region declined 20 percent from fiscal year 2002, due primarily to a decline in shipments to German cable operator ish. An increase in shipments related to sales by BarcoNet, which we acquired in fiscal year 2002, and which is highly concentrated in Europe, for a full year during fiscal year 2003, compared to only two quarters the previous year, helped to partially offset the decline in Europe. In light of the continuing economic recession and weakening currencies in the region, sales into the Latin American region remained relatively flat during fiscal year 2003. Sales into the Asia-Pacific region increased 24 percent from fiscal year 2002, due primarily to the acquisition of BarcoNet.

During the fourth quarter of fiscal year 2002, Kabel NRW GmbH & Co. KG (KNRW), parent of ish, was notified by its syndicate banks that an event of default had occurred under its Senior Credit Agreement. ish suspended or canceled a number of work orders previously issued to the Consortium, of which we were a member and through which we furnished our products and services. In addition, ish requested and received a 120-day moratorium on all outstanding invoices payable to all members of the Consortium. In addition, Callahan Nordrhein-Westfalen GmbH, parent of KNRW, initiated insolvency proceedings under German law in July 2002.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Although the domestic cable industry is comprised of thousands of cable systems, a small number of large MSOs own a large portion of the cable television systems and account for a significant portion of the capital expenditures made by cable television operators. A loss of business from a significant MSO could have a material adverse effect on our business. Customers that accounted for 10 percent or more of our total sales in fiscal years 2005, 2004, or 2003 were as follows:

	2005	2004	2003
Time Warner Inc.	21%	19%	21%
Cablevision Systems	13%	15%	19%
Comcast Corporation	8%	11%	11%
All other customers	58%	55%	49%

Total	100%	100%	100%

The fiscal year 2003 percentage for Time Warner has been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales of Explorer digital set-tops accounted for 63 percent, 62 percent and 56 percent of total sales in fiscal years 2005, 2004, and 2003, respectively. There were no other product group sales that accounted for more than 10 percent of total sales in fiscal years 2005, 2004 and 2003.

International sales were 23 percent of total sales in fiscal year 2005 as compared to 20 percent and 22 percent of such sales in fiscal years 2004 and 2003, respectively.

Cost of Sales

Cost of sales, as a percent of sales, declined 0.2 percentage points in fiscal year 2005 from fiscal year 2004. The leverage associated with a 12 percent increase in sales, coupled with the continued benefits of cost reductions through product redesign, the increased effectiveness of procurement, and improved manufacturing efficiencies, more than offset the negative impact of declines in the average selling prices of set-top models and the increase in the sales of cable modem products, which have a lower gross margin than our company average.

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

We aggressively continue to reduce our costs through product design, procurement, and manufacturing. Each generation of our custom Application Specific Integrated Circuits (ASICs) incorporates more functionality and helps us reduce the number of components in our digital set-tops. Our material costs have

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

benefited from our ability to negotiate reduced prices from our suppliers. In addition, we completed the transition of all of our Atlanta, Georgia-based manufacturing to our Juarez, Mexico manufacturing facility during fiscal year 2002. During fiscal years 2005 and 2004, we also moved a portion of our manufacturing to Juarez, Mexico from Kortrijk, Belgium and Toronto, Canada. These transfers have continued to generate additional manufacturing cost savings. Our ability to negotiate price reductions from suppliers and our ability to redesign products to achieve cost reductions at a rate faster than potential declines in selling prices of our products, which we are unable to predict, may impact our gross margins in future periods.

As a result of the transfer of manufacturing from Atlanta, Kortrijk and Toronto to Juarez, we now perform more than 95 percent of our in-house manufacturing in our Juarez facility. We also have manufacturing operations in four other locations.

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

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Advanced Micro Devices, Analog Devices, Inc., Broadcom Corporation and Texas Instruments Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

•	Philips Semiconductors B.V. and Freescale Semiconductor, Inc. are our primary providers of cable television hybrids for use in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are our providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of “canned” tuners and RF modulators for subscriber products; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps. During the first quarter of fiscal year 2006, we acquired all of the interests of the other partners in the Shanghai joint venture.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For fiscal year 2005, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Sales and Administrative Expenses

Sales and administrative expenses were $203.1 million in fiscal year 2005, up $4.0 million over the preceding year. The year-over-year increase was primarily due to higher incentive accruals on performance-based plans related to our improved profitability and higher professional fees.

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

Research and Development Expenses

Research and development expenses were $163.5 million in fiscal year 2005, up approximately 10 percent from fiscal year 2004. Research and development expenses increased year-over-year primarily due to incremental hiring of engineers and the execution of several key technology license agreements related to new set-top designs. The year-over-year increase was offset partially by the higher capitalization of software development costs in fiscal year 2005 as compared to the prior year. During fiscal year 2005, we capitalized $21.6 million of software development costs, compared to $17.5 million in fiscal year 2004. The year-over-year increase in the capitalization of software development costs was driven primarily by increased costs associated with the development of our new media center products, including the costs of several technology license agreements; product enhancements for customers; and products for expansion into new markets. The new media center products will combine all the features of our current Explorer 8300™ platform, including a multi-tuner DVR, optional high-definition DVR, DOCSIS and Multi-Room DVR capability, with a built in DVD player and burner.

Our MPEG 2 encoding products were enhanced to support improved digital video quality and packaging and our advanced compression encoding platform was developed to deliver low bit rate, high-quality video. Our new Digital Content Manager (DCM) product supports the process and managing of digital content for applications such as statistical multiplexing and digital program insertion. The new XDQA-24 QAM modulator was introduced which puts 24 QAM 256 modulators into a dense package. We also made significant progress on the development and release of our 1 GHz GainMaker products. In addition, our Naperville, Chicago design facility continued work on a new un-cooled cladding pump optical amplifier for fiber to the premise applications.

Research and development efforts continue to focus on advanced models of digital set-tops, network software enhancements and upgrades, data products and transmission products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Software development costs capitalized and the amortization of these costs in fiscal years 2005, 2004 and 2003 are as follows:

	In Millions
	2005	2004	2003
Software development costs capitalized	$21.6	$17.5	$10.1
Amortization charged to cost of sales	$11.2	$8.5	$9.1

At July 1, 2005 and July 2, 2004, we had capitalized software development costs of $30.4 million and $20.0 million, respectively, which were included in Other assets in the Consolidated Statements of Financial Position.

Research and development expenses were $149.2 million in fiscal year 2004, up slightly from fiscal year 2003. Research and development expenses increased year-over-year primarily due to incremental hiring of engineers related to new set-top designs and higher incentive accruals on performance-based plans related to our improved profitability. The year-over-year increase was offset partially by the higher capitalization of software development costs in fiscal year 2004 as compared to the prior year and the benefits realized in fiscal year 2004 from previously announced restructurings. During fiscal year 2004, we capitalized $17.5 million of software development costs, compared to $10.1 million in fiscal year 2003. The year-over-year increase in the capitalization of software development costs was driven primarily by increased development costs related to the Explorer 8300 Multi-Room DVR product, product enhancements for customers and products for expansion into new markets, such as a version of the Explorer interactive digital set-top for the Japanese market.

Research and development expenses were $146.6 million, or 10 percent of total sales in fiscal year 2003, approximately the same as the prior year. Research and development efforts during the year were focused on advanced models of digital set-tops, network software enhancements and upgrades, data products, satellite products and transmission products.

Research and development expenses included $0.4 million of in-process technology purchased in connection with the acquisition of certain assets of ChanneLogics, Inc. in fiscal year 2003. This technology had not yet reached technological feasibility and had no alternative future use.

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

Net Settlement Expenses

During the fourth quarter of fiscal year 2005, we finalized agreements with Gemstar regarding the settlement of pending litigation and a cross-licensing agreement. We also entered into a porting agreement under which we will assist Gemstar to port its interactive program guide onto our Explorer set-top platform. Under these agreements, which have a term of up to nine and-a-half years, we will pay Gemstar approximately $154.4 million and Gemstar will pay us approximately $89.4 million. We will make quarterly minimum payments of $4.1 million to Gemstar and will receive quarterly payments of $2.4 million from Gemstar. Quarterly payments may exceed the minimum amount if certain set-top models are shipped and/or certain volumes are shipped during the quarter. During the fourth quarter of fiscal year 2005, we recorded a charge of $33.3 million related to the settlement. The amount of the charge was based on the values assigned to certain set-tops shipped prior to the effective date of the agreement, July 4, 2005, and an estimate of future set-top shipments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We previously reported on investigations by the SEC and the DOJ concerning our 2000 and 2001 marketing support agreements with Adelphia and Charter and the manner in which Adelphia and Charter accounted for these transactions. We recorded a $20.0 million reserve in the fourth quarter of fiscal year 2005 based on discussions with the staff of the SEC regarding a tentative settlement of its investigation. This reserve had a $20.0 million pre-tax and after-tax impact on earnings. We continue to cooperate with the DOJ with respect to its investigation.

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

During fiscal year 2005, we also reduced the restructuring liability by $0.3 million related to contractual obligations under a canceled lease as we finalized negotiations with the lessor. No significant severance costs were paid in fiscal year 2005.

Since the initiation of these restructurings, we have incurred expenses of $4.7 million from the write-off of fixed assets, $5.3 million from contractual obligations under canceled leases, $14.3 million from severance and $6.0 million from other miscellaneous costs.

As a result of the actions in fiscal year 2003 and the earlier restructuring announced in October 2001, we recorded restructuring charges of $1.3 million, primarily for severance, during fiscal year 2004. During fiscal year 2004, severance costs of $1.3 million were paid to 40 employees whose positions had been eliminated under the restructuring plan.

As a result of the actions described above, we recorded restructuring charges of $17.4 million, primarily for severance, during fiscal year 2003. During fiscal year 2003, severance costs of $14.4 million were paid to approximately 1,750 employees who had actually been terminated under the restructuring plans of fiscal years 2003 and 2002.

Interest Income

Interest income was $30.6 million in fiscal year 2005, up $13.8 million from the prior year. The year-over-year increase was due to both higher average cash and short-term investment balances and a higher average tax equivalent yield in fiscal year 2005 as compared to the prior year. The average tax equivalent yield was 2.5 percent, up 0.8 percentage points from the prior year.

Interest income was $16.8 million in fiscal year 2004, down $5.9 million from the prior year. Although average cash and short-term investment balances were higher in fiscal year 2004 than fiscal year 2003, the average tax equivalent yield was approximately 1.7 percent in fiscal year 2004, down from approximately 2.3 percent in fiscal year 2003. Interest income was $22.7 million in fiscal year 2003, up slightly from the prior year. Again, although the average amount of cash and short-term investments was higher in fiscal year 2003 than fiscal year 2002, the average tax equivalent yield was 2.3 percent in fiscal year 2003, down from 3.4 percent in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other (Income) Expense

Other (income) expense of $2.4 million for fiscal year 2005 included $4.5 million from losses on the other-than-temporary decline in the fair value of investments in privately-held companies. Other (income) expense also included losses on short-term investments, gains from the increase in the cash surrender value of life insurance, a gain from the reversal of a reserve following a favorable court ruling, partnership income, foreign exchange losses, and various other items, none of which was individually significant.

Other (income) expense of $(7.2) million in fiscal year 2004 included a gain of $6.8 million from the sale of our equity interest in Kabelnetz, which had been received as part of the termination settlement with German cable operator ish, and net gains of $4.3 million from the sale of other investments in privately-held companies and marketable securities. We also recorded a loss of $6.1 million from the settlement of purchase price adjustments, which included a cash payment of $9.0 million, related to the sale of a satellite business to ViaSat, of which $2.9 million had previously been reserved. Other (income) expense also included income from various partnerships, increases in the cash surrender value of life insurance, foreign exchange gains and various other items, none of which was individually significant.

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

Income Taxes

The effective tax rate for the fiscal year ended July 1, 2005 was 34.7 percent of pre-tax earnings, up from 29.3 percent in the prior year. The effective rate for the fiscal year ended July 1, 2005 was unfavorably impacted by the reserve for the SEC settlement, which was offset partially by the reversal of certain valuation allowances on deferred tax assets and state net operating loss carryforwards. The reserve for the SEC settlement had a $20.0 million pre-tax and after-tax impact on earnings. In addition, the effective tax rate in fiscal year 2004 was favorably impacted by a settlement with the IRS discussed in greater detail below. We believe that our effective tax rate will be approximately 35 percent of pre-tax earnings for fiscal year 2006.

U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of and original investments in foreign subsidiaries, except in those instances where the earnings or investments are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $91.0 million of undistributed earnings of and original investments in foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions. At July 1, 2005, approximately $51.0 million of such undistributed earnings or investments had been indefinitely reinvested.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $70 million, with the respective tax benefit ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by December 31, 2005.

The Act also creates a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the phase out of ETI to result in an immaterial increase in the effective tax rate for fiscal years 2005, 2006 and 2007. The new deduction for domestic production activities is subject to certain limitations and interpretations and, as such, we are not yet in a position to determine the potential impact on the effective tax rate of future years.

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

The provision for income taxes was 29.3 percent of pre-tax earnings in fiscal year 2004, down from 34.0 percent in fiscal year 2003. During the fourth quarter of fiscal year 2004, the IRS approved a settlement primarily related to amended income tax returns we had filed for fiscal years 1990 through 2002. In connection with the settlement, we expected to receive income tax refunds of $13.2 million and interest of approximately $9.5 million, which were recorded as a reduction of the provision for income taxes, net of the federal and state income tax owed on the interest. The settlement resulted in a reduction of our current tax expense of $16.0 million, (a reduction of 5.2 percentage points from the statutory rate of 35.0 percent of pre-tax income), which includes the amount due from the IRS, net of a reserve we had recorded on the receivable from the IRS in a prior year, and interest, net of federal and state tax. In fiscal year 2005, we received payments of $22.9 million, which consisted of tax refunds of $13.2 million and interest of $9.7 million, from the IRS.

The provision for income taxes was 34 percent of pre-tax earnings for fiscal year 2003, approximately the same as the prior year.

Financial Condition and Liquidity

We had stockholders’ equity of $2.0 billion and cash and cash equivalents were $475.5 million at July 1, 2005. Cash and cash equivalents increased $190.4 million during fiscal year 2005. Cash provided by operating activities of $349.6 million included net earnings of $210.8 million, depreciation and amortization of $79.0 million, and increases in accrued liabilities and other liabilities of $32.7 million and $89.0 million, respectively. The increases in accrued liabilities and other liabilities relate primarily to the accruals for the settlement and licensing agreements with Gemstar and for the probable settlement with the SEC previously discussed.

Average days sales outstanding were 44 days in fiscal year 2005, as compared to 45 days in the prior year. The year-over-year improvement in average days sales outstanding, despite the $24.3 million increase in accounts receivable, was due in part to the improved collections in fiscal year 2005 as compared to fiscal year 2004. Accounts receivable at July 1, 2005 included $38.2 million from customers who accounted for 10 percent or more of our total sales in fiscal year 2005.

Inventory turnover improved to 9.3 turns in fiscal year 2005 from 8.4 turns in the prior year. The improvement in inventory turns was due primarily to increased sales and our continued focus on working capital management.

During fiscal year 2005, we acquired property, plant and equipment of $75.6 million, including a cash payment of $36.0 million for the purchase of buildings we had previously leased at our office site in Gwinnett County, Georgia. We increased our short-term investments by $43.9 million. We also purchased 1,836,600 shares of our common stock at an aggregate cost of $50.7 million pursuant to a program announced in February 2003 to buyback up to 10,000,000 shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The current ratio of Scientific-Atlanta was 5.4:1 at July 1, 2005. At July 1, 2005, we had debt of $7.5 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet during fiscal year 2002.

In August 2004, we obtained a $100 million unsecured revolving credit facility. The new facility, which matures in August 2007, includes an accordion feature under which the aggregate commitment, subject to certain conditions, may be increased by an additional $300 million. Interest on borrowings under this facility is at varying rates and the rates fluctuate based on market rates. Facility fees, payable quarterly in arrears, are based on the aggregate amount of the facility commitment as of the last day of the preceding quarter and fluctuate based on a ratio of funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). There were no borrowings under this agreement during fiscal year 2005.

We believe that funds generated from operations, existing cash and short-term investment balances, and the revolving credit facility discussed above will be sufficient to support operations and fund capital expenditures for the foreseeable future.

We had stockholders’ equity of $1.8 billion, and cash on hand was $285.1 million at July 2, 2004. Cash and cash equivalents increased $89.2 million during fiscal year 2004. Cash provided by operating activities of $323.4 million included net earnings of $218.0 million, depreciation and amortization of $75.1 million and increases in accounts payable and accrued liabilities of $41.7 million. These were offset partially by an increase in accounts receivable of $34.8 million.

During fiscal year 2004, we increased our short-term investments by $268.6 million and acquired machinery and equipment for $30.7 million, primarily to expand and enhance manufacturing lines for our DVR set-top products. We also received $62.7 million from the issuance of common stock under our employee stock option and other benefit plans.

Cash and cash equivalents at the end of fiscal year 2003 were $195.9 million, up $74.2 million from the end of fiscal year 2002 due primarily to cash generated from operations which was partially offset by additional purchases of short-term investments and the repurchase of our common stock. Cash provided by operating activities was $361.5 million for fiscal year 2003, up slightly over the prior year due to our continued focus on working capital management. We reduced inventory and accounts receivable by $98.1 million and $76.1 million, respectively, during fiscal year 2003.

During fiscal year 2003, we increased our short-term investments by $148.2 million, acquired certain assets of Arris for $31.6 million and made capital expenditures of $24.4 million, primarily for tooling and test equipment. We also received $20.8 million from the settlement of a collar on a warrant to purchase common stock. In addition, we repurchased 8.6 million shares of our common stock pursuant to stock buyback programs for $104.5 million.

Contractual Commitments

Contractual commitments at July 1, 2005 under the Gemstar license and settlement, debt and lease agreements and purchase commitments, primarily for inventory, are summarized below. (Amounts are in thousands.)

Commitment	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Gemstar license and settlement	$154,375	$16,250	$32,500	$32,500	$73,125
Purchase commitments	290,131	289,951	71	80	29
Operating leases	13,158	6,893	5,014	807	444
Debt	7,470	1,230	2,387	2,371	1,482

Total	$465,134	$314,324	$39,972	$35,758	$75,080

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Gemstar license and settlement agreements relate to the minimum payments due by us to Gemstar under the agreements discussed earlier. Purchase commitments are primarily for raw materials and component inventory. In general, our contracts with suppliers do not include guaranteed volumes or other contingent commitments. Occasionally, we enter into agreements with suppliers that exceed one year to obtain favorable business terms or due to specific business conditions, such as lead times for development, and we may enter into similar agreements in the future. Operating leases are primarily for manufacturing, warehouse and office facilities in the United States and in various international locations. The debt relates to various borrowings for facilities in Europe.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in our Form 10-K for fiscal year 2005 includes a summary of the significant accounting policies or methods used in the preparation of our consolidated financial statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, actual results have not differed materially from our estimates. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory and tax reserves, deferred tax allowances, asset impairments and accrued liabilities and other liabilities, principally relating to warranty provisions, the pension benefit liability and settlement liabilities.

Revenue Recognition

Our principal sources of revenues are from sales of interactive subscriber systems which include digital set-tops and cable modems, broadband transmission networks and content distribution networks. We recognize revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, (4) collectibility is reasonably assured, and (5) we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $45.0 million and $36.2 million at July 1, 2005 and July 2, 2004, respectively. A rollforward of the warranty liability from July 2, 2004 to July 1, 2005 is included in Note 1 to the Consolidated Financial Statements in this Form 10-K.

Pension Assumptions

The pension benefit liability and the related effects on our operating results are calculated using actuarial models. We use March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We re-evaluate these assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, rate of compensation increase and turnover. These assumptions are also re-evaluated annually and are updated to reflect our

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

experience. The discount rate is required to represent the market rate for high-quality fixed income investments. In selecting the discount rate, we also consider the timing of expected future cash flows. To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets.

At March 31, 2004, we reduced the discount rate used to calculate the pension benefit liability and expense from 6.50 percent to 6.00 percent to reflect the lower market interest conditions. This change in our assumptions increased our pension expense by approximately $0.3 million in fiscal year 2005 over the preceding year. At March 31, 2005, we reduced the discount rate to 5.75 percent to reflect the lower market interest conditions. This change in our assumptions will increase our pension expense by $0.2 million in fiscal year 2006 over fiscal year 2005. The expected long-term rate of return on pension assets was 8.00 percent in fiscal years 2005, 2004 and 2003.

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

Pro forma stock-based compensation expense, net of tax, was $23.0 million, $39.8 million and $60.0 million for fiscal years 2005, 2004 and 2003, respectively. These amounts are significant and fluctuate significantly due to the relatively high volatility of our stock price. In addition, the amount of stock-compensation expense is impacted by our amortization of the compensation expense over a relatively short vesting period, generally three years, and the number of options granted.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of pro forma stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of pro forma stock compensation expense.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.4 million, $20.4 million and $1.8 million for fiscal years 2005, 2004 and 2003, respectively.

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $70 million, with the respective tax benefit ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement also requires that a change in depreciation or amortization method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. In addition, this Statement requires that any error, other than an immaterial error, in the financial statements of a prior period be reported as a prior period adjustment by restating the prior period financial statements. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, we cannot determine if the adoption of this Statement will have a material impact on future results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer, PowerVu, Continuum, Prisma, GainMaker, Laser Link, and PowerKey are registered trademarks of Scientific-Atlanta, Inc. WebSTAR, Prisma IP, Prisma II, BroadLAN, SciCare, Multi-Room, 8000, and 8300 are trademarks of Scientific-Atlanta, Inc. ROSA is a trademark of Scientific-Atlanta Europe NV.

All other brand and product names are the property, and may be trademarks, of their respective owners.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Scientific-Atlanta, Inc.:

We have audited the accompanying consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended July 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific-Atlanta, Inc. and subsidiaries at July 1, 2005 and July 2, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scientific-Atlanta, Inc.’s internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

August 24, 2005

Management’s Report on Internal Control over Financial Reporting

Scientific-Atlanta’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 1, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting is effective as of July 1, 2005.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of July 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Chairman of the Board,	Senior Vice President,
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Scientific-Atlanta, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Scientific-Atlanta, Inc. maintained effective internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scientific-Atlanta, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Scientific-Atlanta, Inc. maintained effective internal control over financial reporting as of July 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scientific-Atlanta, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Scientific-Atlanta, Inc. (a Georgia corporation) and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of earnings, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended July 1, 2005 of Scientific-Atlanta, Inc. and our report dated August 24, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

August 24, 2005

Consolidated Statements of Financial Position

	(In Thousands, Except Share Data)
	July 1, 2005	July 2, 2004
Assets
Current assets
Cash and cash equivalents	$475,529	$285,106
Short-term investments	1,046,091	1,012,510
Receivables, less allowance for doubtful accounts of $3,038
in 2005 and $3,102 in 2004	243,509	219,172
Inventories	129,070	129,930
Income taxes receivable	3,556	18,903
Deferred income taxes	31,381	23,657
Other current assets	28,560	18,434

Total current assets	1,957,696	1,707,712

Property, plant and equipment, at cost
Land and improvements	24,715	21,223
Buildings and improvements	115,587	83,713
Machinery and equipment	215,602	212,392

	355,904	317,328
Less – accumulated depreciation and amortization	142,366	132,744

	213,538	184,584

Goodwill	217,938	235,209

Intangible assets	24,048	37,636

Non-current marketable securities	66	136

Deferred income taxes	57,173	30,867

Other assets	119,374	73,483

Total Assets	$2,589,833	$2,269,627

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,230	$1,265
Accounts payable	194,633	171,589
Accrued liabilities	138,120	101,132
Deferred revenue	13,735	18,053
Income taxes currently payable	13,071	13,663

Total current liabilities	360,789	305,702

Long-term debt, less current maturities	6,240	7,698

Non-current deferred revenue	9,262	7,885

Other liabilities	232,582	144,985

Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares, issued 164,992,376 shares in 2005 and 2004	82,496	82,496
Additional paid-in capital	568,149	561,636
Retained earnings	1,500,430	1,300,691
Accumulated other comprehensive income, net of taxes of $12,525 in 2005 and $19,506 in 2004	30,073	39,516

	2,181,148	1,984,339
Less – Treasury stock, at cost (12,138,605 shares in 2005 and 11,614,954 shares in 2004)	200,188	180,982

	1,980,960	1,803,357

Total Liabilities and Stockholders’ Equity	$2,589,833	$2,269,627

See accompanying notes.

Consolidated Statements of Earnings

(In Thousands, Except Per Share Data)	2005	2004	2003
Sales	$1,910,892	$1,708,004	$1,450,353
Costs and expenses
Cost of sales	1,195,667	1,073,202	947,581
Sales and administrative	203,118	199,118	191,134
Research and development	163,543	149,233	146,596
Provision for doubtful accounts	7	33	703
Settlement expenses net	53,333	—	—
Restructuring expense (income)	(291)	1,325	17,446
Interest expense	761	778	866
Interest income	(30,583)	(16,785)	(22,731)
Other (income) expense, net	2,430	(7,233)	16,660
Total costs and expenses	1,587,985	1,399,671	1,298,255
Earnings before income taxes	322,907	308,333	152,098
Provision for income taxes	112,147	90,332	51,753
Net earnings	$210,760	$218,001	$100,345
Earnings per common share
Basic	$1.38	$1.43	$0.66
Diluted	$1.36	$1.41	$0.65
Weighted-average number of common shares outstanding
Basic	152,624	152,150	152,602
Diluted	154,732	154,849	153,495

See accompanying notes.

Consolidated Statements of Cash Flows

(In Thousands)	2005	2004	2003

Operating Activities
Net earnings	$210,760	$218,001	$100,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (gains) on marketable securities, investments in privately-held companies and warrants, net	72	(11,006)	(4,111)
Depreciation and amortization	78,954	75,051	71,385
Other-than-temporary declines in the market value of marketable securities and investments in privately-held companies	4,489	1,831	19,353
Compensation related to stock benefit plans	7,738	7,549	7,584
Provision for doubtful accounts	7	33	703
Deferred income tax expense (benefit)	(14,546)	28,555	(3,775)
Losses on sale of property, plant and equipment	847	1,357	4,681
Earnings of partnerships, net	(1,412)	(3,067)	(552)
Purchased in-process technology	—	—	420
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(24,344)	(34,790)	76,108
Inventories	860	(1,598)	98,050
Income taxes receivable	15,347	(15,242)	—
Accounts payable and accrued liabilities	19,628	41,734	(56,503)
Other assets	(22,605)	(20,771)	26,832
Settlements payable, net	53,333	—	—
Other liabilities	27,396	27,038	13,616
Exchange rate fluctuations, net	(6,910)	8,745	7,316
Net cash provided by operating activities	349,614	323,420	361,452

Investing Activities:
Purchases of property, plant and equipment	(75,640)	(30,672)	(24,440)
Purchases of short-term investments	(1,625,751)	(1,391,606)	(1,338,897)
Proceeds from sale of short-term investments	1,581,839	1,123,048	1,190,722
Payment of purchase price adjustment on businesses sold to ViaSat, Inc.	—	(9,000)	—
Acquisition of certain assets of Arris	—	—	(31,610)
Acquisition of shares of PowerTV	—	—	(5,216)
Proceeds from the sale of investments	—	17,573	27,287
Other investments	—	—	(1,600)
Other	524	999	133
Net cash used in investing activities	(119,028)	(289,658)	(183,621)

Financing Activities:
Principal payments on long-term debt	(1,286)	(1,184)	(1,700)
Dividends paid	(6,100)	(6,093)	(6,072)
Issuance of stock	17,926	62,684	8,597
Treasury shares acquired	(50,703)	—	(104,472)
Net cash provided by (used in) financing activities	(40,163)	55,407	(103,647)
Increase in cash and cash equivalents	190,423	89,169	74,184
Cash and cash equivalents at beginning of year	285,106	195,937	121,753
Cash and cash equivalents at end of year	$475,529	$285,106	$195,937

See accompanying notes.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands, Except Per Share Data)	2005	2004	2003
Preferred Stock
Shares authorized	50,000	50,000	50,000
Shares issued	—	—	—
Common Stock ($0.50 Par Value)
Shares authorized	350,000	350,000	350,000
Shares issued, beginning of year	164,992	164,992	164,992
Shares issued, end of year	164,992	164,992	164,992
Common Stock	$82,496	$82,496	$82,496
Additional Paid-in Capital
Balance, beginning of year	$561,636	$520,503	$530,712
Issuance of shares under employee benefit plans	—	(88)	(26,440)
Tax benefit related to the exercise of stock options	6,513	20,410	1,811
Reclassification of charges for treasury stock issued for less than cost	—	20,624	—
Restricted shares forfeited/canceled	—	114	11
Gains from issuance of equity of subsidiary	—	—	14,007
Unearned compensation — restricted shares	—	73	402
Balance, end of year	$568,149	$561,636	$520,503
Retained Earnings
Balance, beginning of year	$1,300,691	$1,127,441	$1,033,168
Net income(a)	210,760	218,001	100,345
Treasury stock issued for less than cost	(4,921)	(38,658)	—
Cash dividends ($0.04 per share in fiscal years 2005, 2004 and 2003, respectively)	(6,100)	(6,093)	(6,072)
Balance, end of year	$1,500,430	$1,300,691	$1,127,441
Accumulated Other Comprehensive Income (Loss) (net of tax)
Balance, beginning of year	$39,516	$21,486	$(197)
Foreign currency translation adjustments(b)	(5,230)	17,210	21,469
Changes in fair value of derivatives(c)	96	(403)	1,091
Unrealized holding gains (losses) on available-for-sale non-current marketable securities, net of reclassification adjustments ($0, $2,140 and $3,787 in fiscal years 2005, 2004 and 2003, respectively)(d)	2	(1,522)	5,495
Unrealized holding losses on short-term investments(e)	(1,053)	(1,397)	—
Minimum retirement liability adjustments(f)	(3,258)	4,142	(6,372)
Balance, end of year	$30,073	$39,516	$21,486
Treasury Shares
Balance, beginning of year	$180,982	$270,685	$209,388
Treasury shares acquired	50,703	—	104,472
Restricted shares forfeited/canceled	—	664	369
Issuance of shares under employee benefit plans	(31,497)	(90,367)	(43,544)
Balance, end of year	$200,188	$180,982	$270,685
Total Stockholders’ Equity	$1,980,960	$1,803,357	$1,481,241
Total Comprehensive Income (a+b+c+d+e+f)	$201,317	$236,031	$122,028

See accompanying notes.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1.    Summary of Significant Accounting Policies

Business

Scientific-Atlanta is a provider of end-to-end networks used by content originators and broadband service providers, as well as a provider of worldwide customer service, integration and support for the broadband networks industry. We sell products and services that enable our customers to provide entertainment, information, and communications services to consumers and, to a lesser extent, to businesses.

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

We market and sell our products and services primarily through our own sales personnel who work out of offices worldwide, although we also use independent sales representatives, independent distributors and independent system integrators, particularly in geographic areas where we do not have a concentration of large customers or where local custom dictates. In addition, our management is actively involved in marketing and sales activities.

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

Suppliers that are significant to our business include vendors who provide us with parts that are critical to delivery of our principal products and vendors who provide us with material amounts of supplies. Significant suppliers include the following:

•	STMicroelectronics, Intel Corporation, Advanced Micro Devices, Analog Devices, Inc., Broadcom Corporation and Texas Instruments Inc. are our primary suppliers of a variety of semiconductor products (including ASICs), which are used as components in an array of products, including set-tops;

•	Microtune is our primary supplier of silicon tuners for our subscriber products;

•	Anadigics, Inc. is a provider of CATV integrated circuits for use in our RF distribution products;

•	Infineon Technologies North America Corporation is the sole provider of the QPSK receiver device for certain of our Explorer models;

•	JDS Uniphase and Emcore Corporation are our primary suppliers of optical transmitters;

•	Microcast, Inc. and Shanghai Skyrock Industry are our primary suppliers of die-castings for our RF distribution products;

•	Philips Semiconductors B.V. and Freescale Semiconductor, Inc. are our primary providers of cable television hybrids for use

Notes to Consolidated Financial Statements (Continued)

in our RF distribution products and subscriber products;

•	Askey Corporation and ASUSTek Computer, Inc. are our suppliers of cable modem products;

•	Maxtor Corporation and Western Digital Corporation are our providers of hard drives;

•	Matsushita Electronics Components Corporation of America and its affiliates are our primary suppliers of “canned” tuners and RF modulators for subscriber products; and

•	Cablevision Electronics Co., Ltd. and Zinwell Corporation are our primary suppliers of taps, and we also are part of a joint venture in Shanghai, China that provides us with taps. During the first quarter of fiscal year 2006, we acquired all of the interests of the other partners in the Shanghai joint venture.

For fiscal year 2005, we did not experience any significant material availability issues and we do not expect to have significant material supply issues in the foreseeable future. However, a reduction or interruption in supply or a significant change in price of one or more components could adversely affect our business, operating results and financial condition.

Fiscal Year-End

Scientific-Atlanta’s fiscal year ends on the Friday closest to June 30 of each year. Fiscal year-ends are as follows:

2005:	July 1, 2005
2004:	July 2, 2004
2003:	June 27, 2003

Fiscal year 2004 included fifty three weeks. Fiscal years 2005 and 2003 consisted of fifty two weeks.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Scientific-Atlanta and all majority-owned subsidiaries after elimination of all material intercompany accounts and transactions.

During fiscal year 2005, we began classifying all auction rate securities and variable rate demand obligations as Short-term investments. We have reclassified $157,076, $136,329 and $203,655 from Cash and cash equivalents to Short-term investments at July 2, 2004, June 27, 2003 and June 28, 2002, respectively, related to these securities and obligations. The Consolidated Statements of Cash Flows for fiscal years 2004 and 2003 have been reclassified to reflect these adjustments.

During fiscal year 2005, we also identified certain purchases and proceeds from the sale of investments in cash equivalents which had been improperly classified as purchases and proceeds from the sale of short-term investments in the Consolidated Statements of Cash Flows for fiscal years 2004 and 2003.

Accordingly, we reduced purchases by $1,715,362 and $949,499 in fiscal years 2004 and 2003, respectively, and proceeds from the sale of short-term investments by $1,736,109 and $882,173 in fiscal years 2004 and 2003, respectively, in the Consolidated Statements of Cash Flows for the reclassifications discussed above. The reclassification of certain purchases and proceeds from the sale of investments in cash equivalents had no impact on net cash used in investing activities in fiscal years 2004 or 2003.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, the adequacy of receivable, inventory

Notes to Consolidated Financial Statements (Continued)

and tax reserves, deferred tax allowances, asset impairments and accrued liabilities, principally relating to warranty provisions, the pension benefit liability and settlement liabilities.

Foreign Currency Translation

The financial statements of certain foreign operations are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are accumulated as a component of Accumulated other comprehensive income and excluded from net earnings. Foreign currency transaction gains and losses are included in Other (income) expense. Foreign currency transaction losses were $1,295, $118 and $519 in fiscal years 2005, 2004 and 2003, respectively.

Foreign Exchange Contracts

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments, and assets denominated in currencies other than the U.S. dollar. These contracts are primarily used to hedge transactions with certain subsidiaries whose transactional currency is other than the U.S. dollar; whose inflow of local currency is insufficient to meet operating expenses denominated in local currency; or trade receivables denominated in a currency other than the subsidiary’s functional currency. The contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of these contracts are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and Other (income) expense for fair value hedges. The Chinese Renminbi foreign exchange forward contracts were entered into to hedge the acquisition of the remaining interest in our partially owned subsidiary, Scientific-Atlanta of Shanghai, Ltd. We also enter into foreign exchange forward contracts to hedge our exposure on certain intercompany transactions which are not designated as either a cash flow or fair value hedge. Changes in the fair value of these derivatives are recorded in Other (income) expense. The fair value of foreign exchange forward contracts is recorded in Other current assets and Accrued liabilities in the Consolidated Statements of Financial Position.

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

We also recorded charges of $303, $88 and $77 for ineffectiveness in fiscal years 2005, 2004 and 2003, respectively.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Notes to Consolidated Financial Statements (Continued)

Foreign exchange forward contracts at July 1, 2005 were as follows (in thousands):

	Cash Flow Hedges
	Euros	Canadian Dollars	Chinese Renminbi
Notional Amount of foreign exchange forward buy (sales) contracts	(4,616)	7,400	30,292
Average contract amount (Foreign currency/United States dollar)	0.75	1.21	8.15

	Fair Value Hedges		Other
	UK Pounds	Australian Dollars	Euros
Notional Amount of foreign exchange forward buy (sales) contracts	(3,646)	(810)	(1,339)
Average contract amount (Foreign currency/United States dollar)	0.58	1.34	0.83

Scientific-Atlanta has no foreign currency derivative exposure beyond the third quarter of fiscal year 2006.

At July 1, 2005, we had unrealized losses of $232, net of tax of $141, related to the Euro, Canadian dollar and Chinese Renminbi foreign exchange forward contracts, which were included in Accumulated other comprehensive income.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges or do not meet the criteria for hedge accounting are recognized in Other (income) expense. We recorded unrealized gains of $312, $377 and $2,951 in fiscal years 2005, 2004 and 2003, respectively. The unrealized gains in fiscal year 2003 relate primarily to the reversal of unrealized losses from the prior year upon settlement of a portion of our Euro forward contracts in fiscal year 2003.

Revenue Recognition

Our principal sources of revenues are from sales of interactive subscriber systems which include digital set-tops and cable modems, broadband transmission networks and content distribution networks. We recognize revenue when (1) there is persuasive evidence of an agreement with the customer, (2) product is shipped and title has passed, (3) the amount due from the customer is fixed and determinable, (4) collectibility is reasonably assured, and (5) we have no significant future performance obligation. At the time of the transaction, we assess whether the amount due from the customer is fixed and determinable and collection of the resulting receivable is reasonably assured. We assess whether the amount due from the customer is fixed and determinable based on the terms of the agreement with the customer, including, but not limited to, the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and credit-worthiness of the customer. If we determine that collection of an amount due is not reasonably assured, we defer recognition of revenue until collection becomes reasonably assured.

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

Notes to Consolidated Financial Statements (Continued)

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

Software development costs capitalized and the amortization of these costs in fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Software development costs capitalized	$21,597	$17,474	$10,111
Amortization charged to cost of sales	$11,151	$8,487	$9,105

At July 1, 2005 and July 2, 2004, we had software development costs capitalized of $30,437 and $19,991, respectively, which were included in Other assets in the Consolidated Statements of Financial Position.

Depreciation, Maintenance and Repairs

Depreciation is provided using principally the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over forty years. Machinery and equipment are depreciated over periods ranging from three to ten years. Maintenance and repairs are charged to expense as incurred. We recorded depreciation expense of $45,563, $43,386 and $49,070 in fiscal years 2005, 2004 and 2003, respectively.

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our

Notes to Consolidated Financial Statements (Continued)

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

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at July 1, 2005 consisted of $17,108 in Accrued liabilities and $27,916 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 2, 2004 to the warranty liability at July 1, 2005:

Accrued warranty at July 2, 2004	$36,233
Reductions for payments	(21,169)
Additions for warranties issued during the period	25,483
Other adjustments	4,477

Accrued warranty at July 1, 2005	$45,024

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

	2005	2004	2003
Net earnings as reported	$210,760	$218,001	$100,345
Deduct: Pro forma compensation expense, net of tax	23,025	39,775	60,005

Pro forma net earnings	$187,735	$178,226	$40,340

Earnings per share:
Basic
As reported	$1.38	$1.43	$0.66
Pro forma	$1.23	$1.17	$0.26
Diluted
As reported	$1.36	$1.41	$0.65
Pro forma	$1.22	$1.14	$0.26

Pro forma compensation expense for fiscal years 2004 and 2003 has been adjusted from previously reported amounts to correct for an error in the attribution of compensation expense to these years. The adjustments resulted in a reduction of pro forma diluted earnings per share of approximately $0.02 and $0.01 in fiscal years 2004 and 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and resulted in a weighted-average fair value of $16.08, $20.91 and $8.09 with the following weighted-average assumptions used for grants in fiscal years 2005, 2004 and 2003, respectively:

	2005	2004	2003
Risk free interest rate	2.85%-4.16%	2.99%-4.33%	2.33%-3.44%
Expected term	5 years	5 years	5 years
Volatility	48%- 74%	75%- 79%	75%- 80%
Expected annual dividends	$0.04	$0.04	$0.04

We have historically recognized pro forma stock compensation expense over the explicit vesting period even though there were provisions for acceleration or continued vesting upon retirement under our stock option plans. Under the guidance of SFAS No. 123R, which we will adopt in the first quarter of fiscal year 2006, we will be recognizing stock compensation expense over the period through the date that the employee first becomes eligible to retire and is no longer required to perform service to vest in the award for grants made after the adoption of SFAS No. 123R. After the adoption of SFAS 123R, we will continue to recognize stock compensation costs over the explicit vesting period for awards granted prior to the adoption of SFAS No. 123R.

Notes to Consolidated Financial Statements (Continued)

Pro forma stock compensation expense and related earnings per share, if we had recognized compensation expense over the period through the date that the employee had first become eligible to retire, would be as follows:

	2005	2004	2003
Net earnings as reported	$210,760	$218,001	$100,345
Deduct: Pro forma compensation expense, net of tax	26,117	41,855	50,385

Pro forma net earnings	$184,643	$176,146	$49,960

Earnings per share:
Basic
As reported	$1.38	$1.43	$0.66
Pro forma	$1.21	$1.16	$0.33
Diluted
As reported	$1.36	$1.41	$0.65
Pro forma	$1.20	$1.13	$0.33

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of pro forma stock compensation expense. We periodically review all assumptions used in our stock option pricing model.

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

Under the standard terms and conditions under which we ship, our obligation to indemnify the customer has no expiration date but can not exceed the total amount paid to us by the customer for the allegedly infringing product. We make no warranty of non-infringement, expressed or implied. Certain major customers have, however, negotiated broader indemnity provisions.

Liabilities for indemnification are recorded in the period the problem is identified, meets the conditions discussed above that would require us to indemnify the customer and the amount of the indemnification is estimable.

The reserve for indemnification for infringement of intellectual property was $0 at July 1, 2005 and July 2, 2004.

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

Notes to Consolidated Financial Statements (Continued)

outstanding. Diluted earnings per share were computed based on the weighted-average number of outstanding common shares and potentially dilutive shares.

Cash and Cash Equivalents

Scientific-Atlanta considers all investments purchased with a maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

Short-term investments consist primarily of debt instruments with original maturities greater than three months and are classified as “available-for-sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of these securities are not included in our Consolidated Statements of Earnings until realized. Investment income is included in interest income. Realized gains and losses are included in Other (income) expense. Amounts reclassified out of Accumulated other comprehensive income when investments are sold are based on specific identification. Short-term investments on the Consolidated Statements of Financial Position include accrued interest of $7,478 at July 1, 2005 and $4,917 at July 2, 2004.

The following is a summary of short-term investments:

Fair Value	2005	2004
U.S. Treasury securities and obligations of U.S. Government Agencies	$317,187	$224,712
Obligations of state and local government agencies	396,067	526,250
Asset-backed securities	115,393	108,010
Corporate debt securities	176,991	118,342
Other securities	40,453	35,196

Total short-term investments	$1,046,091	$1,012,510

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, not to exceed net realizable value. Cost includes materials, direct labor, and manufacturing overhead. Inventories include purchased and manufactured components in various stages of assembly as presented in the following table:

	2005	2004
Raw materials and work-in-process	$82,207	$99,872
Finished goods	46,863	30,058

Total inventory	$129,070	$129,930

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

Notes to Consolidated Financial Statements (Continued)

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

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred subsequent to acquisition that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill in fiscal years 2005, 2004 or 2003.

The following reconciles Goodwill from June 27, 2003 through July 1, 2005.

	Balance at beginning of period	Additions	Adjustments	Foreign Currency Translation	Balance at end of period
Fiscal year 2004	$235,248	—	(11,600)	11,561	$235,209
Fiscal year 2005	$235,209	—	(14,212)	(3,059)	$217,938

Adjustments in fiscal years 2005 and 2004 relate primarily to changes to the purchase price allocation to deferred tax assets and the reversals of valuation allowances related to the acquisition of BarcoNet.

Certain intangible assets with defined lives consisted of the following:

July 1, 2005	Cost	Accumulated Amortization	Carrying Value
Developed technology	$35,525	$27,153	$8,372
Patents	20,948	10,739	10,209
Customer base	9,370	5,876	3,494
Other	4,365	2,392	1,973

	$70,208	$46,160	$24,048

July 2, 2004
Developed technology	$49,731	$31,094	$18,637
Patents	19,948	9,540	10,408
Customer base	9,404	3,674	5,730
Other	6,041	3,180	2,861

	$85,124	$47,488	$37,636

The average life in years for each class of intangible assets follows.

Average Life
Developed technology	5
Patents	17
Customer base	4
Other	4

Amortization expense for these assets was $11,611, $14,406 and $13,209 in fiscal years 2005, 2004 and 2003, respectively. Amortization expense for the next five years is expected to be as follows: 2006 — $10,800; 2007 — $3,700; 2008 — $1,600; 2009 — $1,400; and 2010 — $1,300. Amortization expense is expected to decline significantly in fiscal year 2007 as the intangible assets related to the BarcoNet acquisition become fully amortized.

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

Investments in Privately-Held Companies

Investments in privately-held companies consist primarily of securities of emerging technology companies for which readily determinable fair values are not available. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. This evaluation requires judgment and is based on several factors, including recent private offerings by the company, the performance of the stock market index of similarly publicly traded securities and the overall economic environment. Declines in value judged to be other-than-temporary are included in Other (income) expense. Investments in privately-held companies, which were included in Other assets in the Consolidated Statements of Financial Position, were $3,129 and $6,464 at July 1, 2005 and July 2, 2004, respectively.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains and losses on securities defined as “available-for-sale” under the provisions of SFAS No. 115, foreign currency translation adjustments, changes in the fair value of certain derivatives and changes to minimum retirement liabilities.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such,

Notes to Consolidated Financial Statements (Continued)

recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on our results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Consolidated Financial Statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5,395, $20,410 and $1,811 for fiscal years 2005, 2004 and 2003, respectively.

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act). Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $70 million, with the respective tax benefit ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement also requires that a change in depreciation or amortization method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. In addition, this Statement requires that any error, other than an immaterial error, in the financial statements of a prior period be reported as a prior period adjustment by restating the prior period financial statements. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, we cannot determine if the adoption of this Statement will have a material impact on future results of operations.

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

Notes to Consolidated Financial Statements (Continued)

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

3.    Net Settlement Expenses

During the fourth quarter of fiscal year 2005, we finalized agreements with Gemstar regarding the settlement of pending litigation and a cross-licensing agreement. We also entered into a porting agreement under which we will assist Gemstar to port its interactive program guide onto our Explorer set-top platform. Under these agreements, which have a term of up to nine and-a-half years, we will pay Gemstar approximately $154,375 and Gemstar will pay us approximately $89,375. We will make quarterly minimum payments of $4,063 to Gemstar and will receive quarterly payments of $2,352 from Gemstar. Quarterly payments may exceed the minimum amount if certain set-top models are shipped and/or certain volumes are shipped during the quarter. During the fourth quarter of fiscal year 2005, we recorded a charge of $33,333 related to the settlement. The amount of the charge was based on the values assigned to certain set-tops shipped prior to the effective date of the agreement, July 4, 2005, and an estimate of future set-top shipments. At July 1, 2005, we have recorded receivables of $8,125 and $37,709 from Gemstar, which were included in Other current assets and Other assets, respectively, and payables to Gemstar of $16,250 and $62,917 which were included in Accrued liabilities and Other liabilities, respectively.

We previously reported on investigations by the SEC and the Department of Justice (DOJ) concerning our 2000 and 2001 marketing support agreements with Adelphia and Charter and the manner in which Adelphia and Charter accounted for these transactions. We recorded a $20,000 reserve in the fourth quarter of fiscal year 2005 based on discussions with the staff of the SEC regarding a tentative settlement of its investigation. This reserve, which had a $20,000 pre-tax and after-tax impact on earnings, was included in Accrued liabilities. We continue to cooperate with the DOJ with respect to its investigation.

4.    Restructuring Charges

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

During fiscal year 2005, severance costs of $23 were paid under the restructuring plan. We also reduced the restructuring liability related to contractual obligations under a canceled lease as we finalized negotiations with the lessor.

Notes to Consolidated Financial Statements (Continued)

The following reconciles the beginning restructuring charge to the liability at the end of fiscal years 2004 and 2005:

	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at June 27, 2003	$3,309	$223	$—	$—	$3,532
Restructuring provision	17	1,121	41	219	1,398
Charges to the reserve and assets written off	(1,929)	(1,344)	(41)	(219)	(3,533)
Adjustments	(73)	—	—	—	(73)

Balance at July 2, 2004	1,324	—	—	—	1,324
Restructuring provision	—	23	—	—	23
Charges to the reserve and assets written off	(1,010)	(23)	—	—	(1,033)
Adjustments	(314)	—	—	—	(314)

Balance at July 1, 2005	$—	$—	$—	$—	$—

Since the initiation of these restructurings, we have incurred expenses of $4,650 from the write-off of fixed assets, $5,257 from contractual obligations under canceled leases, $14,263 from severance and $6,009 from other miscellaneous costs.

5.    Other (Income) Expense

Other (income) expense of $2,430 for fiscal year 2005 included a charge of $4,489 from the other- than-temporary decline in the fair value of investments in privately-held companies. In addition, other (income) expense included losses on short-term investments, gains from the increase in the cash surrender value of life insurance, partnership income, a gain from the reversal of reserves following a favorable court ruling, foreign exchange losses, and various other items, none of which was individually significant.

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

6.    Quarterly Financial Data (Unaudited)

	Fiscal Quarters
2005	First	Second		Third	Fourth
Sales	$452,674	$441,672		$489,507	$527,039
Gross margin	165,799	163,721		180,653	205,052
Gross margin %	36.6%	37.1%		36.9%	38.9%
Net earnings	$55,878	$58,693	(a)	$61,739	$34,450	(b)
Earnings per share
Basic	$0.36	$0.39		$0.41	$0.23
Diluted	$0.36	$0.38		$0.40	$0.22
Stock prices
High	$32.04	$33.05		$32.36	$35.39
Low	$25.08	$26.52		$27.34	$26.96
Dividends paid per share	$0.01	$0.01		$0.01	$0.01

(a)	Reflects an effective tax rate of 29.7 percent of pre-tax earnings, down from 35.3 percent in the prior year. Decrease due to various discrete items, the most significant of which was the reversal of valuation allowances on certain deferred tax assets, and the retroactive reinstatement of the research tax credit to June 30, 2004.
(b)	Includes a charge of $22,200 from the settlement of pending litigation and a cross-licensing agreement with Gemstar and a pre-tax and after-tax charge of $20,000 from the accrual of a settlement with the SEC.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Quarters
2004	First (a)	Second		Third		Fourth
Sales	$395,636	$416,566		$436,969		$458,833
Gross margin	147,258	157,362		161,436		168,746
Gross margin %	37.2%	37.8%		36.9%		36.8%
Net earnings	$42,670	$51,131	(b)	$53,593	(c)	$70,247	(d)
Earnings per share
Basic	$0.28	$0.34		$0.35		$0.46
Diluted	$0.28	$0.33		$0.35		$0.45
Stock prices
High	$37.14	$37.45		$38.59		$36.50
Low	$23.05	$25.85		$28.60		$30.50
Dividends paid per share	$0.01	$0.01		$0.01		$0.01

(a)	The first quarter of fiscal year 2004 included fourteen weeks. All other quarters in fiscal year 2004 and all quarters in fiscal year 2005 included thirteen weeks.
(b)	Includes a gain of $4,370 from the sale of shares of Kabelnetz received as part of the termination settlement with German cable operator ish and a charge of $3,977 from the settlement of purchase price adjustments related to the sale of the satellite networks business to ViaSat.
(c)	Includes a gain of $1,466 from the sale of a marketable security.
(d)	Includes a $15,964 reduction in income tax expense related to the settlement with the IRS primarily on amended income tax returns for fiscal years 1990 through 2002.

7.    Segment Information

We operate in one reportable segment, the Broadband segment.

Customers that accounted for 10 percent or more of our total sales in fiscal years 2005, 2004 or 2003 were as follows:

	2005	2004	2003
Time Warner Inc.	21%	19%	21%
Cablevision Systems	13%	15%	19%
Comcast Corporation	8%	11%	11%
All other customers	58%	55%	49%

Total	100%	100%	100%

The fiscal year 2003 percentage for Time Warner has been adjusted to reflect the deconsolidation by Time Warner of a partnership in a cable television operator.

Sales of Explorer digital set-tops accounted for 63 percent, 62 percent and 56 percent of total sales in fiscal years 2005, 2004, and 2003, respectively. There were no other product group sales that accounted for more than 10 percent of total sales in fiscal years 2005, 2004 or 2003.

International sales were 23 percent of total sales in fiscal year 2005, as compared to 20 percent and 22 percent of such sales in fiscal years 2004 and 2003, respectively. Sales are attributed to geographic areas based upon the location to which the product is shipped. Sales in any single country did not exceed 10 percent of total sales in fiscal years 2005, 2004 or 2003, except for the United States.

2005	U.S.	Foreign	Total
Sales	$1,468,518	$442,374	$1,910,892
Long-lived assets	228,232	232,951	461,183

2004
Sales	$1,362,305	$345,699	$1,708,004
Long-lived assets	202,556	263,459	466,015

2003
Sales	$1,128,010	$322,343	$1,450,353
Long-lived assets	219,602	274,463	494,065

Long-lived assets include property, plant and equipment, cost in excess of net assets acquired, investments other than marketable securities, and intellectual property. Long-lived assets in the United States, Mexico, and Belgium were as follows:

	2005	2004	2003
United States	49%	43%	44%
Mexico	11%	11%	12%
Belgium	32%	40%	39%

We had net assets of $254,028 in Belgium and $51,096 in Mexico at July 1, 2005.

8.    Indebtedness

As a result of the acquisition of BarcoNet in January 2002, we assumed various borrowings related to facilities in Europe. Total debt at July 1, 2005 consisted of a $7,410, 5.5 percent mortgage due in equal installments through 2012 and a $60, 4.8 percent loan payable in installments through 2007.

We have a $100,000 unsecured revolving credit facility. The facility, which matures in three years, includes an accordion feature under which the

Notes to Consolidated Financial Statements (Continued)

aggregate commitment, subject to certain conditions, may be increased by an additional $300,000. Interest on borrowings under this facility is at varying rates and the rates fluctuate based on market rates. Facility fees, payable quarterly in arrears, are based on the aggregate amount of the facility commitment as of the last day of the preceding quarter and fluctuate based on a ratio of funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).

Total interest paid, including fees on the senior credit facility, was $684, $729 and $796 in fiscal years 2005, 2004 and 2003, respectively.

9.    Other Current Assets

Other current assets consisted of:

	2005	2004
Receivable from Gemstar license and settlement	$8,125	$—
Prepaid tooling	3,607	594
Prepaid insurance	3,241	3,475
V.A.T. and taxes	2,622	1,237
Licenses	2,071	559
Software maintenance	1,875	1,866
Sales tax receivable	1,872	4,370
Notes receivable	735	1,624
Other	4,412	4,709

	$28,560	$18,434

10.    Accrued Liabilities

Accrued liabilities consisted of:

	2005	2004
Compensation	$57,859	$56,575
SEC settlement	20,000	—
Warranty and service	17,108	13,988
Gemstar license and settlement	16,250	—
Taxes, other than income taxes	10,485	10,299
Restructuring reserves	—	1,324
Other	16,418	18,946

	$138,120	$101,132

11.    Other Liabilities

Other liabilities consisted of:

	2005	2004
Deferred compensation	$78,938	$68,004
Gemstar license and settlement	62,917	—
Retirement	50,936	41,983
Warranty and service	27,916	22,245
Other	11,875	12,753

	$232,582	$144,985

12.    Income Taxes

The tax provision differs from the amount resulting from multiplying earnings before income taxes by the statutory federal income tax rate as follows:

	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of state credits and federal tax benefit	1.4	2.0	1.2
Accrual for SEC settlement	2.2	—	—
Settlement on amended returns	(0.1)	(5.2)	—
Tax contingencies and other settlements	0.1	(0.3)	0.4
Research and development tax credit	(1.5)	(1.1)	(2.7)
Other, net	(2.4)	(1.1)	0.1

	34.7%	29.3%	34.0%

Income tax provision (benefit) included the following:

	2005	2004	2003
Current tax provision
Federal	$115,337	$48,235	$52,514
State	9,248	9,634	1,870
Foreign	2,108	3,908	1,144

	126,693	61,777	55,528

Deferred tax provision (benefit)
Federal	(19,995)	26,179	(4,680)
State	(2,524)	(341)	915
Foreign	7,973	2,717	(10)

	(14,546)	28,555	(3,775)

Total provision for income taxes	$112,147	$90,332	$51,753

Notes to Consolidated Financial Statements (Continued)

Total income taxes paid include settlement payments for federal, state and foreign audit adjustments. The total income taxes paid, net of refunds received, were $106,350, $59,098 and $8,750 in fiscal years 2005, 2004 and 2003, respectively. Income taxes paid in fiscal year 2005 are net of a $22,937 refund from a settlement with the IRS primarily related to amended federal income tax returns filed for fiscal years 1990 through 2002. Income taxes paid in fiscal year 2003 are net of a $32,000 refund related to the write-off of accounts receivable from Adelphia (related to its filing for bankruptcy) in the fourth quarter of fiscal year 2002.

The tax effect of significant temporary differences representing deferred tax assets and liabilities was as follows:

	2005	2004
Current deferred tax assets
Expenses not currently deductible and income currently deferred	$15,177	$8,216
Inventory valuation	8,075	9,567
Warranty reserves	6,361	4,674
Other	1,768	1,200

Current deferred tax assets	$31,381	$23,657

Non-current deferred tax assets
Postretirement and postemployment benefits	$47,172	$40,686
Expenses not currently deductible and income not currently deferred	12,432	3,939
Unrealized loss on investments	9,321	7,139
Warranty reserve	9,209	6,975
Net operating losses and tax credits	14,038	38,228
Other	3,737	3,851

Non-current deferred tax assets	$95,909	$100,818

Non-current deferred tax liabilities
Capitalized software	$(11,566)	$(7,797)
Accumulated comprehensive income items	(12,525)	(19,506)
Depreciation and amortization	(7,966)	(10,755)
Other	(4,119)	(1,388)

Non-current deferred tax liabilities	$(36,176)	$(39,446)

Valuation allowances	(2,560)	(30,505)

Net non-current deferred tax assets	$57,173	$30,867

U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of and original investments in foreign subsidiaries, except in those instances where the earnings or investments are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $91,298 of undistributed earnings of and original investments in foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions. At July 1, 2005, approximately $50,598 of such undistributed earnings or investments had been indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

Deferred tax assets are partially offset by valuation allowances of $2,560 and $30,505 at July 1, 2005 and July 2, 2004, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences, foreign and state net operating loss carryforwards and state tax credit carryforwards. Foreign temporary differences and net operating loss carryforwards relate to a subsidiary we acquired. Based on this subsidiary’s current taxable earnings and our expectations for the future, we determined during fiscal year 2005 that operating income and the reversal of future taxable temporary differences will more likely than not be sufficient to realize all of the net operating loss carryforwards. As a result, during fiscal year 2005, we reversed valuation allowances of $15,524 which resulted in a $2,506 reduction in deferred tax expense and a $13,018 reduction in goodwill. As a result of an unfavorable state court decision against an unrelated taxpayer, we also reduced a state tax credit carryforward and an associated valuation allowance by $11,051. Other valuation allowances for foreign and state net operating losses and tax credit carryforwards were reduced by $1,370, net.

At July 1, 2005, we had net operating loss carryforwards of approximately $47,392. Of this

Notes to Consolidated Financial Statements (Continued)

total, $18,313 related to various state jurisdictions and $29,079 related to foreign net operating losses generated by various subsidiaries. The most significant foreign net operating loss carryforwards have no expiration date and the state net operating losses will expire between 2008 and 2023. Additionally, we have state tax credit carryforwards of approximately $3,506 which will expire between 2006 and 2007.

During the fourth quarter of fiscal year 2004, the IRS approved a settlement primarily related to amended income tax returns filed for fiscal years 1990 to 2002. The settlement resulted in a reduction in the current income tax provision of $15,964. In fiscal year 2005 we received payments of $22,937, which consisted of tax refunds of $13,236 and interest of $9,701, from the IRS.

Earnings before income taxes for domestic and foreign operations were as follows:

	2005	2004	2003
United States	$276,681	$276,689	$143,968
Foreign	46,226	31,644	8,130

Total	$322,907	$308,333	$152,098

13.    Defined Benefit Pension Plan

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

The following table sets forth the plan’s funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$98,296	$92,900
Service cost	7,654	7,029
Interest cost	5,516	5,589
Actuarial loss	3,865	2,774
Benefits paid	(5,534)	(9,996)

Benefit obligation at end of year	$109,797	$98,296

Change in Plan Assets
Fair value of plan assets at beginning of year	$83,186	$61,026
Actual return on plan assets	4,818	15,831
Company contributions	3,594	16,325
Benefits paid	(5,534)	(9,996)

Fair value of plan assets at end of year	$86,064	$83,186

The accumulated benefit obligation for our plan was $89,248 and $81,939 for July 1, 2005 and July 2, 2004, respectively. The accumulated benefit obligation represents the total benefits earned by active and retired employees discounted at an assumed interest rate. Earned benefits for active employees are based on their current pay and service.

Notes to Consolidated Financial Statements (Continued)

Accrued pension (prepaid) costs recognized in the Consolidated Statements of Financial Position in Other liabilities and Other assets were computed as follows:

	2005	2004
Prepaid benefit cost	$—	$(3,565)
Accrued benefit liability	3,183	—
Intangible asset	(534)	—
Accumulated other comprehensive loss	(3,240)	—

Net amount recognized	$(591)	$(3,565)

Funded status	$23,733	$15,110
Unrecognized net actuarial loss	(23,881)	(18,254)
Unrecognized transition asset	91	140
Unrecognized prior service cost	(534)	(561)

Net prepaid benefit cost	$(591)	$(3,565)

To determine the expected long-term rate of return on pension plan assets, we consider the historical and expected returns on the plan assets, as well as the current and expected allocation of the plan assets.

	2005	2004	2003
Weighted-Average Assumptions
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Plan assets are invested in listed equity securities, fixed-income securities and cash. No plan assets are invested in any securities of Scientific-Atlanta.

Our pension plan asset allocations were as follows at March 31:

	2005	2004
Cash	5%	5%
Equity securities	60%	66%
Fixed-income securities	35%	29%

	100%	100%

We use an external advisor to assist us in establishing our investment strategies and policies and external investment firms to manage the investments. We have historically used a balanced portfolio strategy based on a targeted allocation of 65 percent equity securities and 35 percent fixed-income instruments. The equity portfolio is diversified between domestic growth, value and index components and an international investment component. The fixed-income portfolio is managed by utilizing intermediate term, high-credit quality instruments.

Our net pension expense was $6,569, $6,090 and $5,325 in fiscal years 2005, 2004 and 2003, respectively. The components of pension expense are as follows:

	2005	2004	2003

Service cost	$7,654	$7,029	$6,453
Interest cost	5,516	5,589	5,731
Expected return on plan assets	(6,763)	(6,507)	(6,839)
Amortization of transition net asset	(47)	(48)	(47)
Amortization of prior service cost	27	27	27
Amortization of unamortized net loss	182	—	—

Pension expense	$6,569	$6,090	$5,325

The minimum retirement liability adjustments on the Consolidated Statements of Stockholders’ Equity and Comprehensive Income relate primarily to this plan.

We contributed $5,701 to this plan in the first quarter of fiscal year 2006.

Benefit payments are expected to be paid as follows:

Fiscal Year(s)	Amount
2006	$14,203
2007	$12,797
2008	$9,205
2009	$9,844
2010	$10,654
2011—2015	$66,657

Notes to Consolidated Financial Statements (Continued)

14.    Other Defined Benefit Plans

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

The following table sets forth the plans’ funded status and amounts recognized in Scientific-Atlanta’s Consolidated Statements of Financial Position at year-end, using March 31 as a measurement date for all actuarial calculations of asset and liability values and significant actuarial assumptions:

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$39,586	$32,312
Service cost	1,362	1,517
Interest cost	2,540	2,263
Amendments	383	—
Actuarial loss	11,181	5,523
Benefits paid	(1,562)	(2,029)

Benefit obligation at end of year	$53,490	$39,586

Change in Plan Assets
Fair value of plan assets at beginning of year	$148	$636
Company contributions	1,542	1,541
Benefit paid	(1,562)	(2,029)

Fair value of plan assets at end of year	$128	$148

Accrued pension costs recognized in the Consolidated Statements of Financial Position in Other liabilities were computed as follows:

	2005	2004
Accrued benefit liability	$42,773	$36,506
Intangible asset	(131)	(361)
Accumulated other comprehensive loss	(11,683)	(9,826)

Net amount recognized	$30,959	$26,319

Funded status	$53,362	$39,438
Unrecognized net actuarial loss	(22,801)	(13,330)
Unrecognized prior service cost	398	211

Accrued benefit cost	$30,959	$26,319

The discount rates assumed were 5.75 percent, 6.00 percent and 6.50 percent for fiscal years 2005, 2004, and 2003, respectively. The rate of compensation increase ranged from 5.00 percent to 5.50 percent during these periods.

The accumulated benefit obligation for our plans was $42,901 and $36,654 for fiscal years 2005 and 2004, respectively.

Our net pension expense was $5,799, $4,938 and $4,924 in fiscal years 2005, 2004 and 2003, respectively. The components of pension expense are as follows:

	2005	2004	2003
Service cost	$1,362	$1,517	$1,607
Interest cost	2,540	2,263	2,281
Amortization of prior service cost	187	187	217
Amortization of net actuarial loss	1,710	971	819

Pension expense	$5,799	$4,938	$4,924

Benefit payments are expected to be paid as follows:

Fiscal Year (s)	Amount
2006	$3,329
2007	$2,631
2008	$3,082
2009	$3,245
2010	$3,559
2011—2015	$26,810

Notes to Consolidated Financial Statements (Continued)

15.    Other Benefit Plans

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

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,731	$11,664
Service cost	49	46
Interest cost	676	731
Actuarial loss	1,668	894
Benefits paid	(1,528)	(1,604)

Benefit obligation at end of year	$12,596	$11,731

Change in Plan Assets
Fair value of plan assets at beginning of year	$398	$424
Company contributions	1,499	1,578
Benefits paid	(1,528)	(1,604)

Fair value of plan assets at end of year	$369	$398

Funded status	$12,227	$11,333
Unrecognized net actuarial loss	(5,941)	(4,533)
Unrecognized prior service cost	(127)	(168)

Accrued benefit cost	$6,159	$6,632

Significant actuarial assumptions are as follows:

	2005	2004	2003
Weighted-Average Assumptions
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Significant assumptions related to future health care costs are as follows:

	2005	2004	2003
Rate of Future Increase in Health Care Costs
Medicare ineligible	10.50%	9.00%	9.50%
Medicare eligible	11.75%	10.50%	11.25%

The rate of increase in health care costs for Medicare eligible and Medicare ineligible is expected to decline to 5.00 percent by 2014.

The components of postretirement benefit expense were as follows:

	2005	2004	2003

Service cost	$49	$46	$46
Interest cost	676	731	732
Amortization of net actuarial gain and prior service cost	300	245	108

Postretirement benefit expense	$1,025	$1,022	$886

A change in the assumed health care trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of fiscal year 2005 service and interest cost components	$40	$(37)
Effect on total of fiscal year 2005 postretirement benefit obligation	$706	$(634)

Benefit payments are expected to be paid as follows:

Fiscal Year (s)	Benefit Payments	Subsidy Payments	Total Payments
2006	$1,037	$(34)	$1,003
2007	1,074	(140)	934
2008	1,112	(148)	964
2009	1,152	(154)	998
2010	1,181	(158)	1,023
2011—2015	5,882	(784)	5,098

Notes to Consolidated Financial Statements (Continued)

16.    Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of Cash and cash equivalents approximates fair value because of the variable rates of the instruments and short maturity of those instruments. The carrying amounts of Receivables and Accounts payable approximate fair value because of the short maturity of those instruments. Receivables at July 1, 2005 included $38,197 from customers who accounted for 10 percent or more of our total sales in fiscal year 2005. Short-term investments and Non-current marketable securities are carried at fair value. The fair value of foreign currency forward contracts is based on quoted market prices. The carrying value of Long-term debt approximates fair value because of the rates charged on the debt.

17.    Related Party Transactions

Related party transactions for fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Sales:
Scientific-Atlanta of Shanghai. Ltd.	$969	$2,516	$1,096
Purchases:
Scientific-Atlanta of Shanghai. Ltd.	$1,096	$4,151	$1,650
Receivables (Payables):
Scientific-Atlanta of Shanghai. Ltd.	$74	$435	$(157)
MPEG LA, LLC	(5,723)	(5,206)	(4,743)
Royalties received:
MPEG LA, LLC	$14,625	$10,883	$11,076
Royalties paid:
MPEG LA, LLC	$10,296	$9,527	$7,724

Related party transactions were at prices and terms equivalent to those available to and transacted with unrelated parties. We own part of a joint venture, Scientific-Atlanta of Shanghai, Ltd. that provides us with taps. During the first quarter of fiscal year 2006, we acquired all of the interests of the other partners in the Shanghai joint venture for approximately $4,300. MPEG LA, LLC is an entity in which we have a minority interest.

18.    Commitments, Contingencies and Other Matters

Rental expense under operating lease agreements for facilities and equipment for fiscal years 2005, 2004 and 2003 was $9,182, $10,706 and $12,427, respectively. We pay taxes, insurance and maintenance costs with respect to most leased items. In general, remaining operating lease terms, including renewals, range up to ten years. Future minimum payments at July 1, 2005, under operating leases were $13,158. Payments under these leases for the next five years are as follows:

Fiscal Year(s)	Amount
2006	$6,893
2007	$3,255
2008	$1,759
2009	$617
2010	$190
Thereafter	$444

We entered into a long-term operating lease arrangement in 1997, which expired in July 2004. We purchased the buildings financed under this arrangement for $36,000 in July 2004.

We are also committed under certain purchase agreements, which aggregate $290,131, primarily for inventory. Purchase commitments are primarily for raw materials and component inventory. In general, our contracts with suppliers do not include guaranteed volumes or other contingent commitments. Occasionally, we enter into agreements with suppliers that exceed one year to obtain favorable business terms or due to specific business conditions, such as lead times for development, and we may enter into similar agreements in the future.

We are also committed to minimum payments aggregating $154,375 to Gemstar under the license and settlement agreements discussed earlier. These minimum payments are payable over a term of up to nine and one half years. The minimum payment for fiscal year 2006 is $16,250. Under this same license and settlement agreement, Gemstar is committed to making minimum payments to Scientific-Atlanta aggregating $89,375 over the next nine and-one-half years.

Notes to Consolidated Financial Statements (Continued)

We have agreements with certain officers, which include certain benefits in the event of termination of the officers’ employment as a result of a change in control of Scientific-Atlanta.

Adelphia, a customer of Scientific-Atlanta, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 2002. In the third quarter of fiscal year 2002, during the 90 days prior to such filing by Adelphia, we received payments from Adelphia for goods sold and delivered of approximately $67,000, and we are unable to predict the portion, if any, of this amount which might be the subject of avoidance claims by the Chapter 11 estate of Adelphia in connection with its bankruptcy proceeding. We have entered into a tolling agreement for any potential claims by the Adelphia estate where the statute of limitation has not yet run.

During fiscal year 2002, we wrote off accounts receivable of $89,652 from Adelphia resulting from its filing for bankruptcy in fiscal year 2002. We are unable to predict the portion, if any, of this amount we might recover.

19.    Legal Proceedings

From time to time, we are involved in litigation and legal proceedings incident to the ordinary course of our business, such as personal injury claims, employment matters, environmental proceedings, contractual disputes, securities litigation and intellectual property disputes. Included in the litigation or proceedings we currently have pending are the following:

Adelphia and Charter Matters

Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the DOJ; two of Adelphia’s former senior executives were found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta in 2000 and 2001 and the manner in which Adelphia accounted for such arrangements. Adelphia has agreed to a settlement with the SEC and the DOJ.

The SEC and DOJ have also brought charges against former officers of Charter Communications, Inc. (Charter), another of Scientific-Atlanta’s major customers. One aspect of the charges concerns an advertising agreement between Scientific-Atlanta and Charter in 2000 and the manner in which Charter accounted for such arrangements. Four former Charter officers pled guilty to certain charges; one of whom has pled guilty to charges related to the advertising agreement. In July 2004, Charter settled all civil charges brought by the SEC.

The SEC and the DOJ have been examining the conduct of Scientific-Atlanta and certain officers and employees with respect to the Adelphia and Charter agreements. The SEC and the DOJ have subpoenaed records of Scientific-Atlanta, and have interviewed Scientific-Atlanta personnel. The SEC also has taken testimony from certain company officers and employees.

As previously disclosed, Scientific-Atlanta has reached a tentative settlement with representatives of the staff of the SEC’s Enforcement Division in connection with its investigation, which is subject to further approval by the SEC. Based on discussions with the staff of the SEC, a $20 million reserve was recorded in the fourth quarter of fiscal year 2005. Scientific-Atlanta continues to cooperate with the DOJ with respect to its investigation. There can be no assurance as to the final outcome of these investigations and their effects on Scientific-Atlanta.

We are a co-defendant in four individual actions and one putative class action, which are pending in the U.S. District Court for the Southern District of New York for coordination with the multi-district proceedings (03 MD 1529 (LLM)). These suits relate to, among other issues, the marketing support agreement between Adelphia and Scientific-Atlanta. The suits allege that Scientific-Atlanta should be liable to investors in Adelphia’s securities based on the marketing support agreement and Adelphia’s accounting treatment for that arrangement. These actions do not allege any impropriety as to our financial statements or statements made to our investors. The damages sought in these actions are in

Notes to Consolidated Financial Statements (Continued)

an unspecified amount. The following describes these five Adelphia actions:

•	In the individual suit brought by W.R. Huff Asset Management Co., LLC., we were added as a co-defendant in January 2004. The Huff suit purports to be on behalf of and as an investment advisor and attorney-in-fact for certain unnamed purchasers of debt securities issued by Adelphia and Arahova Communications Inc. The complaint names certain of Adelphia’s underwriters, banks, auditors, law firms, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Securities Exchange Act of 1934. Scientific-Atlanta filed a motion to dismiss the Huff suit on March 8, 2004.

•	We were also added as a co-defendant in December 2003 in an individual action brought by Joseph and Evelyn Stocke who purportedly are purchasers of Adelphia common stock. The complaint names certain of Adelphia’s former officers and directors, underwriters, banks, auditors, and vendors. Scientific-Atlanta is alleged to have violated Section 10(b) of the Exchange Act and/or “aided and abetted” the common law fraud of Adelphia and its former management. Scientific-Atlanta filed a motion to dismiss the Stocke suit on April 12, 2004.

•	In July 2004, a putative class action was filed by Argent Classic Convertible Arbitrage Fund L.P., et al. purportedly on behalf of investors in securities of Adelphia. The suit names Scientific-Atlanta and two of its officers, and alleges that Scientific-Atlanta violated Section 10(b) of the Exchange Act and that the officers violated Section 20(a) of the Exchange Act. Scientific-Atlanta filed a motion to dismiss the Argent suit on October 12, 2004.

•	In September 2004, a fourth suit was filed by the Los Angeles County Employees Retirement Association (“LACERA”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers aided and abetted and conspired with Adelphia and its former management to commit common law fraud. On June 14, 2005, the court denied the plaintiff’s motion to remand the case to Los Angeles County Superior Court.

•	On October 25, 2004, a fifth suit was filed by AIG DKR Soundshore Holdings, Ltd. (“Soundshore Holdings”) and several other Adelphia investors alleging that Scientific-Atlanta and two of its officers committed common law fraud as to investors in Adelphia securities and conspired with Adelphia and its former management to defraud Adelphia investors. On June 14, 2005, the court denied the plaintiff’s motion to remand the suit to Fulton County, Georgia Superior Court.

We became a co-defendant on June 17, 2003 in a purported securities class action pending against Charter and certain of Charter’s present/former officers and directors in the U.S. District Court of the Eastern District of Missouri. Plaintiffs in these cases seek to represent a putative class of investors in Charter stock from November 8, 1999 to July 17, 2002, and allege various securities law violations by Charter and its management. The consolidated complaint further alleges that certain commercial transactions between Charter and Scientific-Atlanta relating to Charter’s purchase of digital set-top boxes and a marketing support arrangement resulted in violations of the federal securities laws as to investors in Charter’s securities. The consolidated complaint does not allege any impropriety as to our financial statements or statements made to our investors. Plaintiffs are seeking to recover damages in an unspecified amount. On October 12, 2004, the court granted Scientific-Atlanta’s motion to dismiss. The court denied the plaintiffs’ motion for reconsideration on December 20, 2004. Plaintiffs have filed an appeal with the Eighth Circuit Court of Appeals. On June 30, 2005, the court approved a settlement agreement between plaintiffs and several defendants, including Charter. The settlement does not include Scientific-Atlanta.

Class Action-Related Legal Proceedings

On July 24, 2001, a purported class action alleging violations of the federal securities laws by us and

Notes to Consolidated Financial Statements (Continued)

certain of our officers was filed in the U.S. District Court for the Northern District of Georgia. After July 24, 2001, several actions with similar allegations were filed. A lead plaintiff and lead counsel were selected by the court in December 2001, and a consolidated complaint was filed by the lead counsel in January 2002. The U.S. District Court for the Northern District of Georgia denied on December 23, 2002 our motion to dismiss the consolidated complaint. The District Court then certified for appeal to the Eleventh Circuit Court of Appeals an issue related to its decision on the motion to dismiss. On June 22, 2004, the Eleventh Circuit affirmed the District Court’s order denying our motion to dismiss. Plaintiffs are seeking to recover damages in an unspecified amount.

Paul Thompson, a shareholder, filed a putative shareholder’s derivative action purportedly on behalf of Scientific-Atlanta in the Superior Court of Gwinnett County, Georgia, against certain directors and officers of Scientific-Atlanta in April 2002, which was not served on us or the other defendants. The complaint was dismissed in June 2003, then re-filed in November 2003, and subsequently served on Scientific-Atlanta. This action is based upon substantially the same facts alleged in the securities class action litigation filed in July 2001. This plaintiff shareholder is seeking to recover damages in an unspecified amount. Scientific-Atlanta filed a motion to dismiss on March 18, 2004. The court granted Scientific-Atlanta’s motion and dismissed the complaint with prejudice on November 2, 2004. Plaintiff has filed an appeal with the Georgia Court of Appeals.

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

Gemstar-Related Legal Proceedings

As previously disclosed, Scientific-Atlanta engaged in substantive discussions with Gemstar-TV Guide International, Inc. (which, along with its affiliated entities, is referred to hereafter as “Gemstar”) regarding a possible settlement and cross-licensing agreement during the second and third quarters of fiscal year 2005. As a result of these discussions and others that took place during the fourth quarter of fiscal year 2005, Scientific-Atlanta and Gemstar entered into a series of agreements that provide licenses to certain intellectual property assets and facilitate product development and deployment for both companies. The companies entered into a long-term worldwide patent cross-license agreement, granting each access to the other’s interactive program guide (IPG) patents. The companies also entered into a porting agreement under which Scientific-Atlanta will assist Gemstar to port the Gemstar IPGs onto the Scientific-Atlanta Explorer set-top platform.

Under these agreements, which have a term of up to nine and-a-half years, Scientific-Atlanta will pay approximately $154 million to Gemstar, and Gemstar will pay approximately $89 million to Scientific-Atlanta. The agreements resolve pending patent litigation and license Gemstar’s IPG patents for future use on those Scientific-Atlanta products that are not covered by existing or future network operators’ Gemstar licenses. The license agreements also provide Gemstar with a license of certain Scientific-Atlanta IPG patents and certain satellite transmission patents.

Personalized Media Communications Proceeding

On March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent

Notes to Consolidated Financial Statements (Continued)

infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar TV Guide International, Inc. (which, along with its affiliated entities, is referred to hereafter as “Gemstar”). The court granted that motion and Gemstar was added to the case. A Markman hearing was held in February 2004. Scientific-Atlanta entered into a settlement agreement with Gemstar on June 1, 2005. On June 6, 2005, the court entered its Markman Order and Gemstar filed a Stipulation of Dismissal informing the court of the settlement and asking the court to dismiss Gemstar’s claims against Scientific-Atlanta. All of the claims asserted by PMC are in reexamination before the US Patent Office. The case is in the discovery stage. Fact discovery was recently extended until September 30, 2005.

We are a party to various other legal proceedings arising in the ordinary course of business. In management’s opinion, the outcome of the proceedings discussed above and these other proceedings will not have a material adverse effect on our financial position or results of operations.

20.    Off-Balance Sheet Financing

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

21.    Common Stock and Related Matters

During fiscal year 2005, we purchased 1,836,600 shares of our common stock at an aggregate cost of $50,703 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. At July 1, 2005, there were 7,604,700 shares available that may yet be purchased under this plan.

During fiscal year 2003, we purchased 8,000,000 shares of our common stock at an aggregate cost of $97,304 pursuant to a stock buyback program announced in July 2001 and 558,700 shares at an aggregate cost of $7,168 pursuant to a program announced in February 2003 to buy back up to 10,000,000 shares. No shares were purchased in fiscal year 2004.

We plan to use a portion of the shares repurchased for issuance under our employee stock option plans and other benefit plans.

The following information pertains to treasury share activity for fiscal years 2005, 2004 and 2003.

Balance at June 28, 2002	8,361,862

Treasury shares acquired	8,558,700
Restricted shares forfeited/canceled	27,752
Issuance of shares under employee benefit plans	(1,397,872)

Balance at June 27, 2003	15,550,442

Treasury shares acquired	—
Restricted shares forfeited/canceled	15,000
Issuance of shares under employee benefit plans	(3,950,488)

Balance at July 2, 2004	11,614,954

Treasury shares acquired	1,836,600
Restricted shares forfeited/canceled	—
Issuance of shares under employee benefit plans	(1,312,949)

Balance at July 1, 2005	12,138,605

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

The following information pertains to options on Scientific-Atlanta’s common stock for the years ended July 1, 2005, July 2, 2004 and June 27, 2003:

2005	Number of Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	20,764,750	$34.69
Granted	2,676,245	31.16
Expired	(229,673)	48.73
Forfeited	(191,466)	29.47
Exercised	(1,004,331)	17.51

Outstanding, end of year	22,015,525	$34.95

2004
Outstanding, beginning of year	21,517,265	$32.26
Granted	3,415,395	33.13
Expired	(346,608)	56.09
Forfeited	(274,852)	23.38
Exercised	(3,546,450)	17.24

Outstanding, end of year	20,764,750	$34.69

2003
Outstanding, beginning of year	19,244,032	$36.13
Granted	4,178,750	12.64
Expired	(735,680)	38.58
Forfeited	(494,950)	36.59
Exercised	(674,887)	10.92

Outstanding, end of year	21,517,265	$32.26

The following information pertains to options on Scientific-Atlanta’s common stock at July 1, 2005:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price
$ 7.06 – $10.81	372,013	2.13	$8.53
$11.69 – $18.41	3,306,229	7.03	$12.55
$22.00 – $30.00	4,331,159	5.89	$22.92
$30.44 – $48.79	6,462,996	8.60	$33.39
$50.00 – $51.78	5,387,978	5.02	$51.71
$52.69 – $69.13	1,561,950	5.20	$56.37
$70.13 – $86.81	593,200	5.12	$72.44

	22,015,525	6.51	$34.95

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 7.06 – $10.81	372,013	$8.53
$11.69 – $18.41	2,233,253	$12.52
$22.00 – $30.00	3,903,909	$22.81
$30.44 – $48.79	2,150,663	$36.03
$50.00 – $51.78	5,387,978	$51.71
$52.69 – $69.13	1,561,950	$56.37
$70.13 – $86.81	593,200	$72.44

	16,202,966	$37.48

The following information pertains to options on Scientific-Atlanta’s common stock at July 2, 2004:

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 7.06 – $10.97	467,615	$8.76
$11.25 – $18.41	1,904,672	$12.47
$22.00 – $30.00	3,655,556	$22.85
$30.44 – $48.79	1,540,838	$37.38
$50.00 – $51.78	5,499,928	$51.71
$52.69 – $69.13	1,617,400	$56.40
$70.13 – $86.81	596,700	$72.43

	15,282,709	$38.46

Notes to Consolidated Financial Statements (Continued)

The following information pertains to options on Scientific-Atlanta’s common stock at June 27, 2003:

	Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$ 7.03 – $10.97	798,072	$8.82
$11.25 – $18.50	2,177,372	$12.35
$22.00 – $30.00	4,206,357	$23.00
$30.44 – $48.79	660,719	$40.53
$50.00 – $51.78	5,163,502	$51.72
$52.69 – $69.13	1,532,304	$56.35
$70.13 – $86.81	226,100	$72.90

	14,764,426	$35.72

We issue restricted stock awards, cash awards and non-qualified stock option grants to employees under long-term incentive plans and employee stock option plans. Compensation expense for restricted stock awards is recognized ratably over the vesting period. Compensation expense for restricted stock awards was $0, $186 and $413 in fiscal years 2005, 2004 and 2003, respectively. At July 1, 2005, 7,012,707 shares were reserved for future issuance under these plans. In addition, 32,504 shares were reserved for future grants under a director stock option plan at July 1, 2005.

We have an employee stock purchase plan whereby we provide certain purchase benefits for participating employees. At July 1, 2005, 1,586,594 shares were reserved for future issuance to employees under the plan.

We have a 401(k) plan whereby we match eligible employee contributions in Scientific-Atlanta stock, subject to certain limitations. Our expense to match contributions was $7,433, $7,025 and $6,869 in fiscal years 2005, 2004 and 2003, respectively. At July 1, 2005, 4,177,820 shares were reserved for future issuance under this plan.

We have stock plans for non-employee directors that provide for 500 shares of Scientific-Atlanta common stock to be granted to each director annually, which allow directors to elect to receive all or a portion of his or her quarterly compensation from us in the form of shares of Scientific-Atlanta common stock, and which also provide for a retirement award of 1,500 shares of Scientific-Atlanta common stock annually. At July 1, 2005, 944,202 shares were reserved for future issuance to non-employee directors under these plans.

At July 1, 2005, a total of 13,753,827 shares of authorized stock were reserved for future grant and/or issuance for the above purposes.

We adopted a Rights Plan effective upon expiration of our previous Shareholder Rights Plan in April 1997 and, pursuant to the Plan, declared a dividend of one Right for each outstanding share of common stock. Pursuant to the terms of the Plan, following the March 2000 two-for-one stock split, one-half of a Right is attached to each share of common stock outstanding on or issued after the date of such stock split. Each whole Right is to purchase 1/1000th share of preferred stock at an exercise price of $118. Separate Rights certificates will be distributed and the Rights will become exercisable if a person or group (i) acquires beneficial ownership of 15 percent or more of Scientific-Atlanta’s common stock, (ii) makes a tender offer to acquire 15 percent or more of Scientific-Atlanta’s common stock, or (iii) is determined by the Board of Directors to be an “adverse person” as defined by the Plan. If a person or a group becomes a 15 percent holder (other than by offer for all shares approved by the Board of Directors) or is determined by the Board of Directors to be an “adverse person,” each Right will entitle the holder thereof, other than the acquiring shareholder or adverse person, to acquire, upon payment of the exercise price, common stock of Scientific-Atlanta having a value equal to twice the exercise price. If we engage in a merger or other business combination in which Scientific-Atlanta does not survive, and which is not approved by the Board of Directors, each Right entitles the holder to acquire common shares of the surviving company having a market value equal to twice the exercise price. Following the occurrence of any event described in either of the two preceding sentences, we are required by the Rights Plan to reserve sufficient shares of our common stock to permit the exercise in full of all outstanding Rights. At July 1, 2005, no shares of common stock were reserved for this purpose. The Rights may be redeemed by us at a price of $0.01 per Right at any time prior to 10 days after the announcement that a party acquires 15 percent or more of Scientific-Atlanta’s common stock or prior to the date any

Notes to Consolidated Financial Statements (Continued)

person or group is determined by the Board of Directors to be an “adverse person.” The Rights have no voting power and, until exercised, no dilutive effect on earnings per share. If not previously redeemed, the Rights will expire on April 13, 2007.

In connection with adoption of the Rights Plan, the Board of Directors designated 350,000 shares of Series A Junior Participating Preferred Stock from Scientific-Atlanta’s 50,000,000 authorized shares of preferred stock for issuance under the Rights Plan. Upon issuance, each share of preferred stock is entitled to a quarterly dividend equal to the greater of $0.01 or 1,000 times the per share amount of all cash dividends, non-cash dividends, or other distributions, other than dividends payable in common stock, declared on Scientific-Atlanta’s common stock. At July 1, 2005, there were 76,427 shares of preferred stock reserved for this purpose.

22.    Other Comprehensive Income, Net of Taxes

Accumulated other comprehensive income consists of the following:

	2005	2004
Foreign currency translation adjustment	$41,987	$47,217
Accumulated derivative net losses	(232)	(328)
Unrealized gains on available-for-sale securities	20	18
Unrealized holding losses on short-term investments	(2,450)	(1,397)
Minimum retirement liabilities	(9,252)	(5,994)

	$30,073	$39,516

A summary of the components of other comprehensive income (loss) for fiscal years 2005, 2004 and 2003 is as follows:

2005	Before- Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$(9,851)	$4,621	$(5,230)
Net gain on derivatives	164	(68)	96
Net change in unrealized gain on available-for-sale non-current marketable securities	4	(2)	2
Net holding loss on short-term investments	(1,645)	592	(1,053)
Net change in minimum retirement liabilities	(5,096)	1,838	(3,258)

Other comprehensive loss	$(16,424)	$6,981	$(9,443)

2004	Before- Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation	$23,143	$(5,933)	$17,210
Net loss on derivatives	(660)	257	(403)
Net change in unrealized loss on available-for-sale non-current marketable securities	(2,456)	934	(1,522)
Net holding loss on short-term investments	(2,183)	786	(1,397)
Net change in minimum retirement liabilities	6,523	(2,381)	4,142

Other comprehensive income	$24,367	$(6,337)	$18,030

2003	Before- Tax Amount	Income Tax	After- Tax Amount
Net foreign currency translation	$34,628	$(13,159)	$21,469
Net gain on derivatives	1,760	(669)	1,091
Net change in unrealized gain on available-for-sale non-current marketable securities	8,863	(3,368)	5,495
Net change in minimum retirement liabilities	(10,278)	3,906	(6,372)

Other comprehensive income	$34,973	$(13,290)	$21,683

23.    Earnings Per Share

Basic and diluted earnings per share for the last three fiscal years were as follows:

	In Thousands		Per Share Amount
2005	2005 Earnings	Shares
Basic earnings per common share	$210,760	152,624	$1.38
Effect of dilutive stock options	—	2,108	(0.02)

Diluted earnings per common share	$210,760	154,732	$1.36

	In Thousands		Per Share Amount
2004	2004 Earnings	Shares
Basic earnings per common share	$218,001	152,150	$1.43
Effect of dilutive stock options	—	2,699	(0.02)

Diluted earnings per common share	$218,001	154,849	$1.41

Notes to Consolidated Financial Statements (Continued)

	In Thousands		Per Share Amount
2003	2003 Earnings	Shares
Basic earnings per common share	$100,345	152,602	$0.66
Effect of dilutive stock options	—	893	(0.01)

Diluted earnings per common share	$100,345	153,495	$0.65

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares and inclusion of the options in the earnings per share calculation would have been anti-dilutive:

	2005	2004	2003
Number of options outstanding	12,343,065	9,487,986	15,930,759
Weighted-average exercise price	$46.63	$51.36	$40.09

Scientific-Atlanta, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

For Each of the Three Years in the Period Ended July 1, 2005

(In Thousands)

Col. A	Col. B	Col. C					Col. D		Col. E
Description	Balance at beginning of period	Additions					Deductions		Balance at end of Period
		Charged to costs or expenses		Charged to other accounts
Deducted on the balance sheet from asset to which it applies:
July 1, 2005 — Allowance for doubtful accounts	$3,102	$7			$40		$(111	)(a)	$3,038

July 2, 2004 — Allowance for doubtful accounts	$3,260	$33			$75		$(266	)(a)	$3,102

June 27, 2003 — Allowance for doubtful accounts	$5,723	$703			$—		$(3,166	)(a)	$3,260

July 1, 2005 — Restructuring reserves	$1,324	$(291	)(b)	$			$(1,033	)(c)	$—

July 2, 2004 — Restructuring reserves	$3,532	$1,325	(b)		$—		$(3,533	)(c)	$1,324

June 27, 2003 — Restructuring reserves	$9,755	$17,446	(b)		$—		$(23,669	)(c)	$3,532

July 1, 2005 — Deferred tax asset allowances	$30,505	$—			$(24,069	)(d)	$(3,876	)(e)	$2,560

July 2, 2004 — Deferred tax asset allowances	$33,446	$—			$5,784	(f)	$(8,725	)(g)	$30,505

June 27, 2003 — Deferred tax asset allowances	$30,068	$567	(h)		$2,816	(f)	$(5)		$33,446

Notes:

(a)	Amounts represent uncollectible accounts written off.

(b)	Scientific-Atlanta recorded restructuring charges of $17,446 in fiscal year 2003, which included $13,072 for severance, $1,668 for assets abandoned, $1,296 for expenses related to contractual obligations under canceled leases and $1,410 of miscellaneous expenses related primarily to relocating operations.

(c)	Utilization of restructuring reserve.

(d)	Includes $13,018 reversal of valuation allowances on deferred tax assets from the acquisition of BarcoNet and $11,051 reversal of valuation allowances for state tax credit carryforwards.

(e)	Primarily reversal of valuation allowances on post-acquisition deferred taxes of BarcoNet and on state net operating losses and credit carryforwards.

(f)	Exchange rate fluctuations and various other adjustments.

(g)	Primarily reversal of valuation allowances on deferred tax assets from the acquisition of BarcoNet.

(h)	Valuation allowances on deferred tax assets for temporary differences, net operating losses and tax credit carryforwards to reflect their net realizable value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific-Atlanta, Inc. (Registrant)

August 26, 2005	By:	/s/ JAMES F. MCDONALD
Date		James F. McDonald Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES F. MCDONALD James F. McDonald Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 26, 2005 Date

/s/ JULIAN W. EIDSON Julian W. Eidson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 26, 2005 Date

/s/ STEVEN D. BOYD Steven D. Boyd Vice President and Controller (Principal Accounting Officer)	August 26, 2005 Date

/s/ MARION H. ANTONINI Marion H. Antonini, Director	August 26, 2005 Date

/s/ JAMES I. CASH James I. Cash, Director	August 26, 2005 Date

/s/ DAVID W. DORMAN David W. Dorman, Director	August 26, 2005 Date

/s/ WILLIAM E. KASSLING William E. Kassling, Director	August 26, 2005 Date

/s/ MYLLE H. MANGUM Mylle H. Mangum, Director	August 26, 2005 Date

/s/ TERENCE F. MCGUIRK Terence F. McGuirk, Director	August 26, 2005 Date

/s/ DAVID J. MCLAUGHLIN David J. McLaughlin, Director	August 26, 2005 Date

/s/ JAMES V. NAPIER James V. Napier, Director	August 26, 2005 Date

/s/ SAM NUNN Sam Nunn, Director	August 26, 2005 Date