Form 10-Q
period 2005-09-30
SCIENTIFIC ATLANTA INC
filed 2005-11-03
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5517

SCIENTIFIC-ATLANTA, INC.

(Exact name of Registrant as specified in its charter)

Georgia	58-0612397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5030 Sugarloaf Parkway
Lawrenceville, Georgia	30044-2869
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of September 30, 2005, Scientific-Atlanta, Inc. had outstanding 153,561,509 shares of common stock.

PART I - FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended
	September 30, 2005	October 1, 2004
SALES	$490,048	$452,674

COSTS AND EXPENSES
Cost of sales	306,374	286,875
Sales and administrative	57,092	48,761
Research and development	44,261	38,341
Restructuring	895	(4)
Interest expense	270	157
Interest income	(10,634)	(5,774)
Other income, net	(24)	(165)

Total costs and expenses	398,234	368,191

EARNINGS BEFORE INCOME TAXES	91,814	84,483

PROVISION FOR (BENEFIT FROM) INCOME TAXES

Current	31,437	32,707
Deferred	(367)	(4,102)

NET EARNINGS	$60,744	$55,878

EARNINGS PER COMMON SHARE

BASIC	$0.40	$0.36

DILUTED	$0.39	$0.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	153,254	153,431

DILUTED	154,814	155,436

DIVIDENDS PER SHARE PAID	$0.01	$0.01

SEE ACCOMPANYING NOTES

2 of 36

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2005	July 1, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496,734	$475,529
Short-term investments	1,052,221	1,046,091
Receivables, less allowance for doubtful accounts of $2,959 at September 30 and $3,038 at July 1	274,680	243,509
Inventories	145,214	129,070
Deferred income taxes	33,170	31,381
Other current assets	31,740	32,116

TOTAL CURRENT ASSETS	2,033,759	1,957,696

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	24,718	24,715
Buildings and improvements	116,340	115,587
Machinery and equipment	223,920	215,602

	364,978	355,904
Less - Accumulated depreciation and amortization	152,942	142,366

	212,036	213,538
GOODWILL	220,048	217,938
INTANGIBLE ASSETS	22,504	24,048
DEFERRED INCOME TAXES	55,359	57,173
OTHER ASSETS	118,900	119,440

TOTAL ASSETS	$2,662,606	$2,589,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,238	$1,230
Accounts payable	178,921	194,633
Accrued liabilities	113,595	138,120
Deferred revenue	18,733	13,735
Income taxes currently payable	26,655	13,071

TOTAL CURRENT LIABILITIES	339,142	360,789

LONG-TERM DEBT, LESS CURRENT MATURITIES	5,968	6,240

NON-CURRENT DEFERRED REVENUE	11,264	9,262

OTHER LIABILITIES	235,643	232,582

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at September 30 and July 1	82,496	82,496
Additional paid-in capital	582,218	568,149
Retained earnings	1,558,130	1,500,430
Accumulated other comprehensive income, net of taxes of $13,180 at September 30 and $12,525 at July 1	31,206	30,073

	2,254,050	2,181,148

Less - Treasury stock, at cost (11,430,867 shares at September 30 and 12,138,605 at July 1)	183,461	200,188

	2,070,589	1,980,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,662,606	$2,589,833

SEE ACCOMPANYING NOTES

3 of 36

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	September 30, 2005	October 1, 2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$27,469	$40,220

INVESTING ACTIVITIES:
Purchases of short-term investments	(305,851)	(499,582)
Proceeds from sales of short-term investments	297,810	384,876
Purchases of property, plant, and equipment	(9,559)	(45,751)
Acquisition of Scientific-Atlanta of Shanghai, Ltd., net of cash received	(1,583)	—
Other	—	81

Net cash used in investing activities	(19,183)	(160,376)

FINANCING ACTIVITIES:
Issuance of common stock from treasury	13,113	1,635
Dividends paid	(1,533)	(1,534)
Excess tax benefit on stock option exercises	1,653	—
Principal payments on debt	(314)	(302)

Net cash provided by (used in) financing activities	12,919	(201)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,205	(120,357)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	475,529	285,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,734	$164,749

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$191	$143

Income taxes paid (refunded), net	$12,389	$(5,602)

SEE ACCOMPANYING NOTES

4 of 36

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	September 30, 2005	October 1, 2004
NET EARNINGS	$60,744	$55,878

OTHER COMPREHENSIVE INCOME, NET OF TAX (1)

Net foreign currency translation adjustments	885	991

Net unrealized holding gains (losses) on short-term investments	(88)	204

Net unrealized holding gains on available-for-sale marketable securities	14	4

Net change in fair value of derivatives	322	268

COMPREHENSIVE INCOME	$61,877	$57,345

(1) Assumed weighted-average of 30 and 35 percent tax rate in fiscal years 2006 and 2005, respectively.

SEE ACCOMPANYING NOTES

5 of 36

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2005 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature, except as noted below.

During the third quarter of fiscal year 2005, we began classifying all auction rate securities and variable rate demand obligations as Short-term investments. We have reclassified $103,540 and $157,076 from Cash and cash equivalents to Short-term investments at October 1, 2004 and July 2, 2004, respectively, related to these securities and obligations. The Consolidated Statement of Cash Flows for the three months ended October 1, 2004 has been reclassified to reflect these adjustments.

During fiscal year 2005, we also identified certain purchases and proceeds from the sale of investments in cash equivalents which had been improperly classified as purchases and proceeds from the sale of short-term investments in the Consolidated Statement of Cash Flows for the three months ended October 1, 2004. Accordingly, we reduced purchases by $304,786 and proceeds from the sale of short-term investments by $251,250 in the Consolidated Statement of Cash Flows for the three months ended October 1, 2004 for the reclassifications discussed above. The reclassification of certain purchases and proceeds from the sale of investments in cash equivalents had no impact on net cash used in investing activities in the three months ended October 1, 2004.

B.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands		Per Share Amount
Three Months Ended September 30, 2005	Net Earnings	Shares
Basic earnings per common share	$60,744	153,254	$0.40
Effect of dilutive stock options	—	1,560	(0.01)

Diluted earnings per common share	$60,744	154,814	$0.39

	In Thousands		Per Share Amount
Three Months Ended October 1, 2004	Net Earnings	Shares
Basic earnings per common share	$55,878	153,431	$0.36
Effect of dilutive stock options	—	2,005	—

Diluted earnings per common share	$55,878	155,436	$0.36

6 of 36

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	September 30, 2005	October 1, 2004
Number of options outstanding	8,165,390	11,944,228
Weighted average exercise price	$53.26	$47.26

C.	Effective July 2, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R’s, “Share-Based Payment,” fair value method using its modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 2, 2005 as permitted by SFAS No. 123, we accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25’s, “Accounting for Stock Issued to Employees”, intrinsic value method and, as such, recognized no compensation cost for employee stock options. Results for prior periods have not been restated. The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123R for the quarter ended October 1, 2004:

Three Months Ended October 1, 2004
Net earnings as reported	$55,878
Deduct: Pro forma compensation expense, net of tax	(6,438)

Pro forma net earnings	$49,440

Earnings per share:
Basic
As reported	$0.36

Pro forma	$0.32

Diluted
As reported	$0.36

Pro forma	$0.32

As previously discussed in our Form 10-K for fiscal year 2005, pro forma compensation expense for fiscal year 2005 was adjusted from previously reported amounts to correct for an error in the attribution of compensation expense in the period. The adjustment resulted in an increase in basic and diluted pro forma earnings per share of $0.01 for the three months ended October 1, 2004.

We have historically recognized pro forma stock compensation expense over the explicit vesting period even though there were provisions for acceleration or continued vesting upon retirement under our stock option plans. Under the guidance of SFAS No. 123R, which we adopted in the first quarter of fiscal year 2006, we will recognize stock compensation expense over the period through the date that the employee first becomes eligible to retire and is no longer required to perform service to vest in the award for grants made after the adoption of SFAS No. 123R. After the adoption of SFAS No. 123R, we will continue to recognize stock compensation costs over the explicit vesting period for awards granted prior to the adoption of SFAS No. 123R.

7 of 36

Pro forma stock compensation expense and related earnings per share, if we had recognized compensation expense over the period through the date that the employee had first become eligible to retire, would be as follows:

	Three Months Ended
	September 30, 2005	October 1, 2004
Net earnings as reported	$60,744	$55,878
Deduct: Pro forma compensation expense, net of tax	—	(6,438)
Add: Adjustment for retirement eligible employees	2,048	(734)

Pro forma net earnings	$62,792	$48,706

The following table shows a comparison of selected line items of the accompanying financial statements for the quarter ended September 30, 2005 as reported with the effect of adopting SFAS No. 123R on July 2, 2005 and on a pro forma basis if the company had continued to account for stock option compensation as previously required by SFAS No. 123 and APB Opinion No. 25:

	As Reported	Pro Forma
Earnings from continuing operations	$91,814	$101,486
Earnings before income taxes	$91,814	$101,486
Net income	$60,744	$67,143

Net cash provided by operating activities	$27,469	$29,122
Net cash provided by financing activities	$12,919	$11,266

Earnings per share
Basic	$0.40	$0.44
Diluted	$0.39	$0.43

SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $1,653 were included in cash provided by financing activities for the quarter ended September 30, 2005.

D.	On September 30, 2005, we had two types of stock option compensation plans, time-based and performance-based, which are described below. The compensation cost that has been recorded in the Consolidated Statements of Earnings for those plans was $9,672 for the first quarter of fiscal year 2006. The total income tax benefit recognized in the income statement for stock option compensation arrangements was $3,273 for the first quarter of fiscal year 2006. Stock option compensation cost capitalized as part of software development costs for the first quarter of fiscal year 2006 was $225. Stock option compensation cost was not recorded in the Consolidated Statements of Earnings during fiscal year 2005. Therefore, no income tax benefit was recognized for stock option compensation arrangements and no stock option compensation cost was capitalized as part of software development costs during fiscal year 2005.

Our 2003 Long-Term Incentive Plan (LTIP Plan), which is shareholder-approved, permits the grant of stock options to employees that are time-based and performance-based for up to 8,000,000 shares of common stock. The Non-Employee Directors Stock Option Plan, which is also shareholder approved, permits the grant of stock options that are time-based to non-employee members of our Board of Directors for up to 1,800,000 shares. Upon option exercise, we generally issue shares from treasury shares.

Time-based Options

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest on a graded schedule over 4 years and have 10-year contractual terms. Employees and directors who are eligible to retire, as defined by the plans, and who do retire, continue to vest in their unvested options after retirement under the terms of the plans. In the event of a change of control of Scientific-Atlanta, all options held on the date of the change of control will become immediately exercisable in full, irrespective of the amount of time that has elapsed from the date of the grant. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We believe that historical volatility is the best indicator of future volatility. We also use historical data to estimate the term options are expected to be outstanding and forfeitures of options granted. Separate groups of

8 of 36

employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of option grants with graded vesting is estimated separately for each vesting date. Compensation cost related to these grants is amortized on a straight-line basis over the vesting period of the option from the grant date to the final vesting date using the average fair value.

	Three Months Ended
	September 30, 2005	October 1, 2004
Time-based Options:
Weighted-average volatility	54%	74%
Expected dividends	$0.01	$0.01
Expected terms (in years)	4.7	5.0
Risk-free rate	4.1%	3.7%

A summary of activity for time-based options as of September 30, 2005, and changes during the quarter then ended is as follows:

Time-based Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	20,715,025	$35.77
Granted	30,000	$37.15
Exercised	(648,081)	$20.03
Forfeited or expired	(110,901)	$47.60

Outstanding at September 30, 2005	19,986,043	$36.22	6.2	$154,474

Vested or expected to vest at September 30, 2005	19,386,462	$36.22	6.2	$149,840

Exercisable at September 30, 2005	15,397,340	$38.22	5.4	$117,610

The weighted-average grant-date fair value of options granted during the fiscal quarters ended September 30, 2005 and October 1, 2004 was $18.16 and $16.98, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2005 and October 1, 2004 was $11,416 and $1,099, respectively.

Time-based options outstanding at September 30, 2005 include options granted in prior years under the LTIP Plan and other stock option plans whose terms and fair value assumptions are similar to those described above.

As of September 30, 2005, there was $60,069 of total unrecognized compensation cost related to nonvested time-based stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance-based Options

Performance-based stock option grants are made to selected executives and other key employees. Vesting of performance-based options granted in the first quarter of fiscal year 2006 is contingent upon achieving compound annual percentage growth in net revenues. Stock options are granted at the market price of our stock at the date of grant; contingently vest over a period of 3 to 10 years, depending on the achievement of the performance goal; and have contractual lives of 10 years. In the event of a change of control of Scientific-Atlanta, all options held on the date of the change of control will become immediately exercisable in full, irrespective of the achievement of the performance goal. Dividends are not paid on unexercised options.

The fair value of each performance-based option grant was estimated on the date of grant using the same option valuation model used for time-based options described above and assumes that performance goals will be achieved. If such goals are not met within 10 years from the date of grant, no compensation cost will be recognized; any recognized compensation cost will be reversed; and the options will be forfeited. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are shown in the table below. No such options were granted during the three months ended October 1, 2004.

Three Months Ended
September 30, 2005
Performance-based Options
Weighted-average volatility	69%
Expected dividends	$0.01
Expected terms (in years)	6.0
Risk-free rate	4.0%

9 of 36

A summary of the activity for performance-based options as of September 30, 2005 and changes during the quarter then ended is as follows:

Performance-based Options	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,300,500	$21.82
Granted	373,500	$33.87
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at September 30, 2005	1,674,000	$24.50	7.9	$21,771

Vested or expected to vest at September 30, 2005	1,604,900	$24.83	8.0	$20,358

Exercisable at September 30, 2005	—	—	—	—

The weighted-average grant-date fair value of options granted during the quarter ended September 30, 2005 was $21.68. We expect these options will fully vest. We expense the related compensation cost on a straight-line basis from the date of grant through the expected date of achievement of the performance target. No options were granted during the quarter ended October 1, 2004. There were no options exercised during the quarters ended September 30, 2005 and October 1, 2004. As of September 30, 2005, there was $17,783 of total unrecognized compensation cost related to performance-based options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based options outstanding at September 30, 2005 include options granted in prior years under another shareholder-approved equity incentive plan whose terms and fair value assumptions are similar to those described above. However, options granted under this plan fully vest six years from the date of grant regardless of whether the performance target is achieved. Accordingly, compensation expense for these grants will be recorded regardless of whether the performance target is achieved, provided the requisite service is provided by the employee. We record compensation expense for these grants using the greater of straight-line amortization over six years or the estimated date of achievement of the performance target.

Cash received from option exercises for the quarters ended September 30, 2005 and October 1, 2004, was $12,982 and $1,569, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4,171 and $429 for the quarters ended September 30, 2005 and October 1, 2004, respectively.

E.	Inventories consist of the following:

	September 30, 2005	July 1, 2005
Raw materials and work-in-process	$81,472	$82,207
Finished goods	63,742	46,863

Total inventory	$145,214	$129,070

10 of 36

F.	We have a defined benefit pension plan covering substantially all of our domestic employees. Pension expense for this plan consists of the following:

	Three Months Ended
	September 30, 2005	October 1, 2004
Service cost	$2,188	$1,914
Interest cost	1,478	1,379
Expected return on plan assets	(1,722)	(1,691)
Amortization of transition net asset	(12)	(12)
Amortization of prior service cost	7	7
Amortization of net actuarial loss	180	46

Pension expense	$2,119	$1,643

During the first quarter of fiscal year 2006, we made a contribution of $5,701 to the defined benefit pension plan. We believe no additional contributions will be made to the defined benefit pension plan in fiscal year 2006.

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

	Three Months Ended
	September 30, 2005	October 1, 2004
Service cost	$555	$341
Interest cost	669	532
Amortization of prior service cost	22	47
Amortization of net actuarial loss	870	428

Pension expense	$2,116	$1,348

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to retired employees. The components of postretirement benefit expense consist of the following:

	Three Months Ended
	September 30, 2005	October 1, 2004
Service cost	$14	$13
Interest cost	173	169
Amortization of prior service cost	11	11
Amortization of net actuarial loss	95	65

Postretirement expense	$293	$258

11 of 36

G.	The following is a summary of depreciation and amortization expense:

	Three Months Ended
	September 30, 2005	October 1, 2004
Depreciation expense	$11,256	$11,606
Amortization expense:
Intangible assets	3,154	3,849
Capitalized software	3,384	2,295
Premiums on short-term investments	1,694	2,275

Total	$19,488	$20,025

H.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at September 30, 2005 consisted of $14,298 in Accrued liabilities and $27,403 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 1, 2005 to the warranty liability at September 30, 2005:

Accrued warranty at July 1, 2005	$45,024
Reductions for payments	(5,663)
Additions for warranties issued during the period	5,199
Other adjustments	(2,859)

Accrued warranty at September 30, 2005	$41,701

I.	U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $92,000 of undistributed earnings of foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions. At September 30 2005, approximately $60,000 of such undistributed earnings had been indefinitely reinvested.

J.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill during the first quarter of fiscal year 2006.

12 of 36

K.	We operate in one reportable segment, the Broadband segment, which consists of our subscriber and transmission operating segments. We have combined these operating segments into a single reportable segment under the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments may be aggregated into a single operating segment if the segments have similar economic characteristics, and if the segments are similar in: 1) the nature of products and services; 2) the nature of production processes; 3) the type or class of customer for their products and services; 4) the methods used to distribute their products or provide their services; and 5) the nature of the regulatory environment. We believe our subscriber and transmission operating segments meet all of these criteria and that aggregation is consistent with the objective and basic principles of SFAS No. 131.

L.	The following disclosure related to contingencies was included in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005 and continues to be relevant.

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

M.	In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this Statement in the first quarter of fiscal year 2006 did not have a material impact on our results of operations. The application of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

In December 2004, the FASB issued SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for annual periods beginning after June 15, 2005. Scientific-Atlanta adopted SFAS No. 123R in the first quarter of fiscal year 2006, as discussed further in Note C. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows and increased net financing cash flows beginning with the quarter ended September 30, 2005 in the amount of $1,653.

The FASB also issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act),” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $77,000, with the respective tax cost ranging from $0 to $500. We expect to be in a position to finalize our assessment by March 31, 2006.

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

13 of 36

adjustment by restating the prior period financial statements. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, we cannot determine if the adoption of this Statement will have a material impact on future results of operations.

14 of 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for the three months ended September 30, 2005 were $490.0 million, an increase of 8 percent over the comparable period of the prior year. The year-over-year increase was driven by higher sales volume of Explorer® digital set-tops and WebSTAR™ cable modems. Sales of transmission products also increased 8 percent. Gross margin of 37.5 percent was 0.9 percentage points higher than the prior year. Operating expenses increased $15.1 million due primarily to the expensing of compensation related to stock options and incremental hiring of engineers related to new set-top designs. Net earnings for the three months ended September 30, 2005 of $60.7 million were $4.9 million higher than the prior year driven primarily by the higher sales volume, improved gross margin and higher interest income in the first quarter of fiscal year 2006 as compared to the prior year. These increases were partially offset by the recording of compensation expense related to stock options.

FINANCIAL CONDITION AND LIQUIDITY

Scientific-Atlanta had stockholders’ equity of $2.1 billion and cash and cash equivalents were $496.7 million at September 30, 2005. We also had $1.1 billion of short-term investments at September 30, 2005. Cash provided by operating activities for the quarter ended September 30, 2005 of $27.5 million included net earnings of $60.7 million and an increase of $16.1 million in income taxes payable. These were offset by increases in accounts receivable and inventory of $30.5 million and $14.8 million, respectively, and a reduction in accrued liabilities of $19.5 million. The increase in accounts receivable relates primarily to the timing of shipments and acceptance of product in the first quarter of fiscal year 2006 as compared to the preceding quarter. The increase in inventory relates to the production of products for new markets and a shift in product mix due to the variety of models and additional features on these models we are currently offering. Accrued expenses decreased primarily due to the payment of fiscal year 2005 incentives on performance-based plans.

During the quarter ended September 30, 2005, we increased our short-term investments by $6.1 million and acquired property, plant and equipment for $9.6 million. In addition, we acquired the outstanding interest in the Scientific-Atlanta Shanghai Limited joint venture from the other shareholders for a cash payment of $4.3 million.

The current ratio of Scientific-Atlanta was 6.0:1 at September 30, 2005, up from 5.4:1 at July 1, 2005. At September 30, 2005, we had debt of $7.2 million, primarily mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV during fiscal year 2002. We believe that funds generated from operations, existing cash balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the quarter ended September 30, 2005 were $490.0 million, up $37.4 million or 8 percent over the prior year. International sales for the first quarter of fiscal year 2006 were $134.5 million, up 37 percent over the prior year. Year-over-year international sales increased in all regions except the Asia / Pacific region.

Sales of subscriber products increased 8 percent from last year’s first quarter to $360.8 million. The year-over-year increase was due to an increase in the number of digital set-tops sold to 1.1 million units, up from 1.0 million digital set-tops shipped during the first quarter of last year. In addition, an increase in the mix of higher-end digital set-top products and an increase in sales of WebSTAR cable modems to 957 thousand units contributed to the growth in sales. The impact related to the increase in volumes was partially offset by lower selling prices for all of our set-top and cable modem products. Of the 1.1 million Explorer digital set-tops sold during the quarter, 465 thousand units were set-tops with digital video recording capability (DVRs), including 244 thousand units of our standard-definition model and 221 thousand units of our high-definition DVR model. We also sold 141 thousand high-definition set-tops without DVR capability. Together with the high-definition DVRs mentioned previously, we sold 362 thousand high-definition set-tops in the quarter, an increase of 50 percent from the 241 thousand units shipped during the first quarter of last year.

Sales of transmission products were $129.4 million in the first quarter of fiscal year 2006, an increase of 8 percent compared to the prior year. During the quarter we recognized $19.2 million of sales related to SBC Communications Inc.’s acceptance of the first Super Hub Office, Video Hub Office, and Video Operations Center related to their Project Lightspeed initiative.

Gross margin in the first quarter was 37.5 percent of sales, an increase of 0.9 percentage points from last year. The major sources of the improvement in gross margin included year-to-year product cost improvements related to cost reductions through product design, procurement, and improvements in manufacturing efficiencies. In addition, benefits related to an 8 percent increase in sales compared to the first quarter of last year, also contributed to the gross margin improvement. These favorable

15 of 36

items were partially offset by the impact of the decline in the average selling price of set-tops of approximately 13 percent in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period.

Research and development expenses for the quarter ended September 30, 2005 were $44.3 million, up $5.9 million over the prior year. The primary drivers of the year-to-year increase were the incremental hiring related to new set-top and advanced encoder designs and the expensing of $1.8 million of compensation related to stock options.

Sales and administrative expenses of $57.1 million in the quarter ended September 30, 2005 increased $8.3 million over the prior year. The primary driver of the year-over-year increase was the expensing of $6.5 million of compensation related to stock options.

Restructuring charges of $0.9 million, primarily for severance, relates to the consolidation of certain facilities in Europe. We do not anticipate recording significant restructuring charges in fiscal year 2006.

Interest income of $10.6 million in the first quarter of fiscal year 2006 was $4.9 million higher than the prior year. The year-over-year increase was due primarily to higher average cash and short-term investment balances in the first quarter of fiscal year 2006 as compared to the prior year. In addition, the average tax equivalent yield was 3.2 percent, up from 2.0 percent in the prior year

Other income for the quarters ended September 30, 2005 and October 1, 2004 included changes in the cash surrender value of life insurance, partnership income, foreign exchange losses and various other items, none of which was individually significant.

Earnings before income taxes were $91.8 million in the quarter ended September 30, 2005, up $7.3 million from the prior year. The year-over-year improvement was due to higher sales volume, improved gross margin and higher interest income in the first quarter of fiscal year 2006 as compared to the prior year. These increases were partially offset by the recording of compensation expense related to stock options.

The effective tax rate for the first quarter of fiscal year 2006 was 33.8 percent of pre-tax earnings, compared to 33.9 percent in the prior year. The effective tax rate for fiscal year 2006 is expected to be approximately 34 percent of pre-tax income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $77 million, with the respective tax cost ranging from $0 to $0.5 million. We expect to be in a position to finalize our assessment by March 31, 2006.

The Act also creates a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the phase out of ETI to result in an immaterial increase in the effective tax rate for fiscal years 2006 and 2007. The new deduction for domestic production activities is subject to certain limitations and interpretations and, as such, we are not yet in a position to determine the potential impact on the effective tax rate of fiscal year 2006.

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

Effective July 2, 2005, we adopted SFAS No. 123R’s, “Share-Based Payment,” fair value method using its modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based

16 of 36

Compensation,” and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 2, 2005 as permitted by SFAS No. 123, we accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25’s, “Accounting for Stock Issued to Employees”, intrinsic value method and, as such, recognized no compensation cost for employee stock options. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on July 2, 2005, the company’s income before income taxes and net income for the quarter ended September 30, 2005, were $9.7 million and $6.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Stock option compensation expense of $1.4 million, $1.8 million and $6.5 million was included in cost of sales, research and development, and sales and administrative expense, respectively. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.44 and $0.43, respectively, if the company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.40 and $0.39, respectively.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2005 includes a summary of the significant accounting policies or methods used in the preparation of our consolidated financial statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, actual results have not differed materially from our estimates. The most significant estimates and assumptions relate to revenue recognition, stock compensation, the adequacy of receivable, inventory and tax reserves, deferred tax allowances, asset impairments and accrued liabilities and other liabilities, principally relating to warranty provisions, the pension benefit liability and settlement liabilities.

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

Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of Emerging Issues Task Force (EITF) No. 00-21. We recognize revenue from these agreements based on the relative fair value of the products and services. The determination of the fair value of the elements, which is based on a variety of factors, including the amount we charge other customers for the products or services, price lists or other relevant information, requires judgment by management. If an undelivered element is essential to the functionality of the delivered element or required under the terms of the contract to be delivered concurrently, we defer the revenue on the delivered element until that undelivered element is delivered. In some cases, the total consideration received is allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraphs have been met.

17 of 36

For certain products where software is more than an incidental component of the hardware, we recognize software license revenue under Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Software revenue recognition rules are very complex. Although we follow very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment, including whether the software is more than an incidental component of the hardware and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for any undelivered elements.

Stock-Based Compensation

Effective July 2, 2005, we adopted SFAS No. 123R’s fair value method using its modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows and increased net financing cash flows beginning with the quarter ended September 30, 2005 in the amount of $1.7 million.

As a result of adopting SFAS No. 123R on July 2, 2005, the company’s income before income taxes and net income for the quarter ended September 30, 2005, were $9.7 million and $6.4 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended September 30, 2005 would have been $0.44 and $0.43, respectively, if the company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.40 and $0.39, respectively.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

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

18 of 36

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $41.7 million and $45.0 million at September 30, 2005 and July 1, 2005, respectively. A rollforward of the warranty liability from July 1, 2005 to September 30, 2005 is included in Note H to the Consolidated Financial Statements in this Form 10-Q.

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

19 of 36

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this Statement in the first quarter of fiscal year 2006 did not have a material impact on our results of operations. The application of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $77 million, with the respective tax cost ranging from $0 to $0.5 million. We expect to be in a position to finalize our assessment by March 31, 2006.

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

Off-Balance Sheet Financing Arrangements

Scientific-Atlanta has no off-balance sheet financing arrangements.

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

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer, PowerKEY and PowerVu are registered trademarks of Scientific-Atlanta, Inc. WebSTAR, MCP-100, and 8000 are trademarks of Scientific-Atlanta, Inc.

20 of 36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

(Amounts in thousands)

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments, and assets denominated in currencies other than the U.S. dollar. These contracts are primarily used to hedge transactions with certain subsidiaries whose transactional currency is other than the U.S. dollar; whose inflow of local currency is insufficient to meet operating expenses denominated in local currency; or trade receivables denominated in a currency other than the subsidiary’s functional currency. The contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and Other income for fair value hedges.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings. We recorded charges of $24 for ineffectiveness in the first quarter of fiscal year 2005. There were no such charges to earnings for ineffectiveness in the first quarter of fiscal year 2006.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Foreign exchange forward contracts at September 30, 2005 were as follows:

	Cash Flow Hedges	Fair Value Hedges
	Canadian Dollars	Euros	Australian Dollars
Notional amount of foreign exchange forward buy (sales) contracts	8,800	(9,902)	(2,187)
Average contract amount (Foreign currency/United States dollar)	1.21	0.80	1.33

At September 30, 2005, we had an unrealized gain of $89, net of tax of $56, related to cash flow hedges, which was included in Accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the fourth quarter of fiscal year 2006.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges or which do not meet the criteria for hedge accounting are recognized in Other income. During the quarter ended September 30, 2005, we recorded gains of $18 and, during the quarter ended October 1, 2004, we recorded losses of $427 related to these contracts.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other income. No such losses were recorded in the first quarter of fiscal year 2006 or 2005. Investments in privately-held companies of $2,879 and $3,129 were included in Other assets in the Consolidated Statements of Financial Position at September 30, 2005 and July 1, 2005, respectively.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

21 of 36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005, a putative shareholder derivative action seeking unspecified damages was filed by Paul Thompson in April 2002 in the Superior Court of Gwinnett County, Georgia. The suit was based upon substantially the same facts alleged in the previously reported securities class action filed in July 2001. On November 2, 2004, the court granted Scientific-Atlanta’s motion and dismissed the complaint with prejudice. On September 30, 2005, the Georgia Court of Appeals affirmed the trial court’s dismissal of the complaint.

As previously reported in our 2005 Form 10-K, an action was filed on January 3, 2003 in the U.S. District Court for the Northern District of Georgia by Randolph Schaubs seeking unspecified equitable and monetary relief. The suit was originally filed as a purported class action for alleged violations of the Employee Retirement Income Security Act (ERISA), based upon substantially the same facts alleged in the previously reported securities class action filed in July 2001. On November 10, 2003, the court granted the plaintiff’s motion to amend the complaint to remove all ERISA and class action claims and to convert the complaint to an individual claim for damages under the Georgia securities and fraud laws. On September 22, 2005, a settlement for an immaterial amount was reached. The suit has been dismissed.

Item 2. Changes in Securities and Use of Proceeds.

During the first three months of fiscal year 2006, no purchases of our common stock were made by or on behalf of Scientific-Atlanta. In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of September 30, 2005, there were 7,604,700 shares available that may yet be purchased under the February 2003 stock repurchase plan.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements and Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: November 3, 2005	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and duly
authorized signatory of the Registrant)

22 of 36