Form 10-Q
period 2005-12-30
SCIENTIFIC ATLANTA INC
filed 2006-02-08
CIK 87777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 27, 2006, Scientific-Atlanta, Inc. had outstanding 154,827,972 shares of common stock.

PART I - FINANCIAL INFORMATION

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
SALES	$495,241	$441,672	$985,289	$894,346

COSTS AND EXPENSES
Cost of sales	316,299	277,951	622,673	564,826
Sales and administrative	64,210	47,893	121,302	96,654
Research and development	40,352	37,881	84,613	76,222
Restructuring	302	(8)	1,197	(12)
Interest expense	93	174	363	331
Interest income	(12,529)	(6,765)	(23,163)	(12,539)
Other income, net	3,051	1,020	3,027	855

Total costs and expenses	411,778	358,146	810,012	726,337

EARNINGS BEFORE INCOME TAXES	83,463	83,526	175,277	168,009

PROVISION FOR (BENEFIT FROM) INCOME TAXES
Current	34,791	23,925	66,229	56,632
Deferred	(4,775)	908	(5,143)	(3,194)

NET EARNINGS	$53,447	$58,693	$114,191	$114,571

EARNINGS PER COMMON SHARE
BASIC	$0.35	$0.39	$0.74	$0.75

DILUTED	$0.34	$0.38	$0.74	$0.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	153,956	152,395	153,605	152,913

DILUTED	155,862	154,510	155,338	154,973

DIVIDENDS PER SHARE PAID	$0.01	$0.01	$0.02	$0.02

SEE ACCOMPANYING NOTES

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 30, 2005	July 1, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$584,836	$475,529
Short-term investments	1,063,926	1,046,091
Receivables, less allowance for doubtful accounts of $2,958 at December 30 and $3,038 at July 1	270,672	243,509
Inventories	139,118	129,070
Deferred income taxes	32,270	31,381
Other current assets	26,328	32,116

TOTAL CURRENT ASSETS	2,117,150	1,957,696

PROPERTY, PLANT AND EQUIPMENT, at cost
Land and improvements	24,702	24,715
Buildings and improvements	116,762	115,587
Machinery and equipment	226,299	215,602

	367,763	355,904
Less - Accumulated depreciation and amortization	160,477	142,366

	207,286	213,538
GOODWILL	218,529	217,938
INTANGIBLE ASSETS	19,260	24,048
DEFERRED INCOME TAXES	62,830	57,173
OTHER ASSETS	121,879	119,440

TOTAL ASSETS	$2,746,934	$2,589,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,212	$1,230
Accounts payable	179,898	194,633
Accrued liabilities	124,776	138,120
Deferred revenue	20,476	13,735
Income taxes currently payable	14,083	13,071

TOTAL CURRENT LIABILITIES	340,445	360,789

LONG-TERM DEBT, LESS CURRENT MATURITIES	5,580	6,240
NON-CURRENT DEFERRED REVENUE	11,907	9,262
OTHER LIABILITIES	238,531	232,582
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 50,000,000 shares; no shares issued	—	—
Common stock, $0.50 par value, authorized 350,000,000 shares; issued 164,992,376 shares at December 30 and July 1	82,496	82,496
Additional paid-in capital	597,362	568,149
Retained earnings	1,608,630	1,500,430
Accumulated other comprehensive income, net of taxes of $11,262 at December 30 and $12,525 at July 1	28,329	30,073

	2,316,817	2,181,148
Less - Treasury stock, at cost (10,707,594 shares at December 30 and 12,138,605 at July 1)	166,346	200,188

	2,150,471	1,980,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,746,934	$2,589,833

SEE ACCOMPANYING NOTES

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	December 30, 2005	December 31, 2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$121,381	$130,083

INVESTING ACTIVITIES:
Purchases of short-term investments	(528,233)	(803,561)
Proceeds from sales of short-term investments	506,025	722,979
Purchases of property, plant, and equipment	(16,670)	(58,071)
Acquisition of Scientific-Atlanta of Shanghai, Ltd., net of cash received	(1,583)	—
Other	—	157

Net cash used in investing activities	(40,461)	(138,496)

FINANCING ACTIVITIES:
Purchases of common stock	—	(50,703)
Issuance of common stock from treasury	27,908	5,049
Dividends paid	(3,071)	(3,052)
Excess tax benefit on stock option exercises	4,163	—
Principal payments on debt	(613)	(625)

Net cash provided by (used in) financing activities	28,387	(49,331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,307	(57,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	475,529	285,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$584,836	$227,362

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period:
Interest	$307	$296

Income taxes paid, net	$52,193	$37,147

SCIENTIFIC-ATLANTA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 30, 2004	December 31, 2005	December 30, 2004
NET EARNINGS	$53,447	$58,693	$114,191	$114,571

OTHER COMPREHENSIVE INCOME, NET OF TAX (1)
Net foreign currency translation adjustments	(2,676)	18,229	(1,791)	19,221
Net unrealized holding losses on short-term investments	(147)	(1,007)	(235)	(803)
Net unrealized holding gains (losses) on available-for-sale marketable securities	2	(3)	16	—
Net change in fair value of derivatives	(56)	110	266	377

COMPREHENSIVE INCOME	$50,570	$76,022	$112,447	$133,366

(1)	Assumed weighted-average of approximately 40 and 35 percent tax rate in fiscal years 2006 and 2005, respectively.

SEE ACCOMPANYING NOTES

NOTES:

(Amounts in thousands, except share and per share data)

A.	The accompanying consolidated financial statements include the accounts of Scientific-Atlanta, Inc. (Scientific-Atlanta) and all subsidiaries after elimination of all material intercompany accounts and transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our fiscal year 2005 Annual Report on Form 10-K. The financial information presented in the accompanying statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. All such adjustments are of a normal recurring nature, except as noted below.

During the third quarter of fiscal year 2005, we began classifying all auction rate securities and variable rate demand obligations as Short-term investments. We have reclassified $112,223 and $157,076 from Cash and cash equivalents to Short-term investments at December 31, 2004 and July 2, 2004, respectively, related to these securities and obligations. The Consolidated Statement of Cash Flows for the six months ended December 31, 2004 has been reclassified to reflect these adjustments.

During fiscal year 2005, we also identified certain purchases and proceeds from the sale of investments in cash equivalents which had been improperly classified as purchases and proceeds from the sale of short-term investments in the Consolidated Statement of Cash Flows for the six months ended December 31, 2004. Accordingly, we reduced purchases by $354,688 and proceeds from the sale of short-term investments by $309,835 in the Consolidated Statement of Cash Flows for the six months ended December 31, 2004 for the reclassifications discussed above. The reclassification of certain purchases and proceeds from the sale of investments in cash equivalents had no impact on net cash used in investing activities in the six months ended December 31, 2004.

B.	In November 2005, we announced an agreement to be acquired by Cisco Systems, Inc. (Cisco). On February 2, 2006, the shareholders of the company approved the acquisition at a special meeting of the shareholders. The companies expect the transaction to be consummated in the first quarter of calendar year 2006.

C.	Basic earnings per share were computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of outstanding common shares and potentially dilutive shares.

Basic and diluted earnings per share are computed as follows:

	In Thousands		Per Share Amount
Three Months Ended December 30, 2005	Net Earnings	Shares
Basic earnings per common share	$53,447	153,956	$0.35
Effect of dilutive stock options	—	1,906	(0.01)

Diluted earnings per common share	$53,447	155,862	$0.34

	In Thousands		Per Share Amount
Three Months Ended December 31, 2004	Net Earnings	Shares
Basic earnings per common share	$58,693	152,395	$0.39
Effect of dilutive stock options	—	2,115	(0.01)

Diluted earnings per common share	$58,693	154,510	$0.38

	In Thousands		Per Share Amount
Six Months Ended December 30, 2005	Net Earnings	Shares
Basic earnings per common share	$114,191	153,605	$0.74
Effect of dilutive stock options	—	1,733	—

Diluted earnings per common share	$114,191	155,338	$0.74

	In Thousands		Per Share Amount
Six Months Ended December 31, 2004	Net Earnings	Shares
Basic earnings per common share	$114,571	152,913	$0.75
Effect of dilutive stock options	—	2,060	(0.01)

Diluted earnings per common share	$114,571	154,973	$0.74

The following information pertains to options to purchase shares of common stock which were not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the common shares:

	December 30, 2005	December 31, 2004
Number of options outstanding	8,066,407	11,804,216
Weighted average exercise price	$53.34	$47.39
D.	Effective July 2, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R’s, “Share-Based Payment,” fair value method using its modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to July 2, 2005 as permitted by SFAS No. 123, we accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25’s, “Accounting for Stock Issued to Employees”, intrinsic value method and, as such, recognized no compensation cost for employee stock options. Results for prior periods have not been restated. The following disclosure shows what our net earnings and earnings per share would have been using the fair value compensation model under SFAS No. 123R for the three and six months ended December 31, 2004:

	December 31, 2004
	Three Months Ended	Six Months Ended
Net earnings as reported	$58,693	$114,571
Deduct: Pro forma compensation expense, net of tax	(6,330)	(12,768)

Pro forma net earnings	$52,363	$101,803

Earnings per share:
Basic
As reported	$0.39	$0.75

Pro forma	$0.34	$0.67

Diluted
As reported	$0.38	$0.74

Pro forma	$0.34	$0.66

As previously discussed in our Form 10-K for fiscal year 2005, pro forma compensation expense for fiscal year 2005 was adjusted from previously reported amounts to correct for an error in the attribution of compensation expense in the period. The adjustment resulted in an increase in basic and diluted pro forma earnings per share of $0.01 for the three months ended December 31, 2004. For the six months ended December 31, 2004, the adjustment also resulted in increases of $0.02 per share and $0.03 per share for the basic and diluted pro forma earnings per share, respectively.

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

Pro forma stock compensation expense and related earnings per share, if we had recognized compensation expense over the period through the date that the employee had first become eligible to retire, would be as follows:

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Net earnings as reported	$53,447	$58,693	$114,191	$114,571
Deduct: Pro forma compensation expense, net of tax	—	(6,330)	—	(12,768)
Add: Adjustment for retirement eligible employees	2,048	(734)	4,097	(1,468)

Pro forma net earnings	$55,495	$51,629	$118,288	$100,335

The following table shows a comparison of selected line items of the accompanying financial statements for the three and six months ended December 30, 2005 as reported with the effect of adopting SFAS No. 123R on July 2, 2005 and on a pro forma basis if the company had continued to account for stock option compensation as previously required by SFAS No. 123 and APB Opinion No. 25:

	Three Months Ended December 30, 2005		Six Months Ended December 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings from continuing operations	$83,463	$93,300	$175,277	$194,786
Earnings before income taxes	$83,463	$93,300	$175,277	$194,786
Net income	$53,447	$59,746	$114,191	$126,901

Net cash provided by operating activities	$93,912	$96,422	$121,381	$125,544
Net cash provided by financing activities	$15,468	$12,958	$28,387	$24,224

Earnings per share
Basic	$0.35	$0.39	$0.74	$0.83
Diluted	$0.34	$0.38	$0.74	$0.82

SFAS No. 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $4,163 were included in cash provided by financing activities for the six months ended December 30, 2005.

E.	On December 30, 2005, we had two types of stock option compensation plans, time-based and performance-based, which are described below. The compensation cost that has been recorded in the Consolidated Statements of Earnings for those plans was $9,837 and $19,509 for the three and six months ended December 30, 2005, respectively. The total income tax benefit recognized in the income statement for stock option compensation arrangements was $3,538 and $6,799 for the three and six months ended December 30, 2005, respectively. Stock option compensation cost capitalized as part of software development costs was $268 and $493 for the three and six months ended December 30, 2005, respectively. Stock option compensation cost was not recorded in the Consolidated Statements of Earnings during fiscal year 2005. Therefore, no income tax benefit was recognized for stock option compensation arrangements and no stock option compensation cost was capitalized as part of software development costs during fiscal year 2005.

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

Time-based Options

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest on a graded schedule over 4 years and have 10-year contractual terms. Employees and directors who are eligible to retire, as defined by the plans, and who do retire, continue to vest in their unvested options after retirement under the terms of the plans. In the event of a change of control of Scientific-Atlanta, all options held on the date of the change of control will become immediately exercisable in full, irrespective of the amount of time that has elapsed from the date of the grant. Scientific-Atlanta employees who signed employment agreements in connection with the Cisco merger agreement have agreed that the accelerated vesting and exercisability of outstanding stock options upon a change in control will occur upon completion of the merger rather than upon shareholder approval of the merger. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We believe that historical volatility is the best indicator of future volatility. We also use historical data to estimate the term options are expected to be outstanding and forfeitures of options granted. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of option grants with graded vesting is estimated separately for each vesting date. Compensation cost related to these grants is amortized on a straight-line basis over the vesting period of the option from the grant date to the final vesting date using the average fair value.

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Time-based Options:
Weighted-average volatility	52%	60%	53%	65%
Expected dividends	$0.04	$0.04	$0.04	$0.04
Expected terms (in years)	4.7 years	4.7 years	4.7 years	4.8 years
Risk-free rate	4.6%	3.2%	4.4%	3.4%

A summary of activity for time-based options as of December 30, 2005, and changes during the six months then ended is as follows:

Time-based Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	20,715,025	$35.77
Granted	83,000	$39.56
Exercised	(1,342,484)	$20.75
Forfeited or expired	(204,176)	$45.87

Outstanding at December 30, 2005	19,251,365	$36.73	6.1	$174,714

Vested or expected to vest at December 30, 2005	18,673,824	$36.73	6.1	$169,472

Exercisable at December 30, 2005	14,425,203	$39.41	5.1	$136,497

The weighted-average grant-date fair value of options granted in the three and six months ended December 30, 2005 was $18.72 and $18.52, respectively; and in the three and six months ended December 31, 2004 was $14.21 and $15.28, respectively. The total intrinsic value of options exercised in the three and six months ended

December 30, 2005 was $13,810 and $25,226, respectively; and in the three and six months ended December 31, 2004 was $3,182 and $4,282, respectively.

Time-based options outstanding at December 30, 2005 include options granted in prior years under the LTIP Plan and other stock option plans whose terms and fair value assumptions are similar to those described above.

As of December 30, 2005, there was $50,693 of total unrecognized compensation cost related to nonvested time-based stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance-based Options

Performance-based stock option grants are made to selected executives and other key employees. Vesting of performance-based options granted in the first quarter of fiscal year 2006 is contingent upon achieving compound annual percentage growth in net revenues. Stock options are granted at the market price of our stock at the date of grant; contingently vest over a period of 3 to 10 years, depending on the achievement of the performance goal; and have contractual lives of 10 years. In the event of a change of control of Scientific-Atlanta, all options held on the date of the change of control will become immediately exercisable in full, irrespective of the achievement of the performance goal. Scientific-Atlanta employees who signed employment agreements in connection with the Cisco merger agreement have agreed that the accelerated vesting and exercisability of outstanding stock options upon a change in control will occur upon completion of the merger rather than upon shareholder approval of the merger. Dividends are not paid on unexercised options.

The fair value of each performance-based option grant was estimated on the date of grant using the same option valuation model used for time-based options described above and assumes that performance goals will be achieved. If such goals are not met within 10 years from the date of grant, no compensation cost will be recognized; any recognized compensation cost will be reversed; and the options will be forfeited. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are shown in the table below. No such options were granted during the three months ended December 30, 2005 or the three months or six months ended December 31, 2004.

Six Months Ended
December 30, 2005
Performance-based Options
Weighted-average volatility	69%
Expected dividends	0.12%
Expected terms (in years)	6.0
Risk-free rate	4.0%

A summary of the activity for performance-based options as of December 30, 2005 and changes during the six months then ended is as follows:

Performance-based Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,300,500	$21.82
Granted	373,500	$33.87
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at December 30, 2005	1,674,000	$24.50	7.7	$31,078

Vested or expected to vest at December 30, 2005	1,604,900	$24.83	7.7	$29,281

Exercisable at December 30, 2005	—	—	—	—

The weighted-average grant-date fair value of options granted during the quarter ended September 30, 2005 was $21.68. We expect these options will fully vest. We expense the related compensation cost on a straight-line basis from the date of grant through the expected date of achievement of the performance target. There were no options exercised during the three or six months ended December 30, 2005 or December 31, 2004. As of December 30, 2005, there was $15,949 of total unrecognized compensation cost related to performance-based options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance-based options outstanding at December 30, 2005 include options granted in prior years under another shareholder-approved equity incentive plan whose terms and fair value assumptions are similar to those described above. However, options granted under this plan fully vest six years from the date of grant regardless of whether the performance target is achieved. Accordingly, compensation expense for these grants will be recorded regardless of whether the performance target is achieved, provided the requisite service is provided by the employee. We record compensation expense for these grants using the greater of straight-line amortization over six years or the estimated date of achievement of the performance target.

Cash received from option exercises during the six months ended December 30, 2005 and December 31, 2004, was $27,777 and $4,893, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $9,210 and $1,670 for the six months ended December 30, 2005 and December 31, 2004, respectively.

F.	Inventories consist of the following:

	December 30, 2005	July 1, 2005
Raw materials and work-in-process	$86,092	$82,207
Finished goods	53,026	46,863

Total inventory	$139,118	$129,070

G.	Other expense of $3,051 and $3,027 for the three and six months ended December 30, 2005, respectively, included a loss of $2,591 from the other-than-temporary decline in the fair value of an investment in a privately-held company, and losses from the decline in the cash surrender value of life insurance, partnership income, foreign exchange gains, and various other items, none of which was individually significant.

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

H.	We have a defined benefit pension plan covering substantially all of our domestic employees. Pension expense for this plan consists of the following:

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost	$2,188	$1,914	$4,376	$3,828
Interest cost	1,478	1,379	2,956	2,758
Expected return on plan assets	(1,722)	(1,691)	(3,444)	(3,382)
Amortization of transition net asset	(12)	(12)	(24)	(24)
Amortization of prior service cost	7	7	14	14
Amortization of net actuarial loss	180	46	360	92

Pension expense	$2,119	$1,643	$4,238	$3,286

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

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

We also have unfunded defined benefit retirement plans for certain key officers and non-employee directors. Pension expense for these plans consists of the following:

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost	$555	$341	$1,110	$682
Interest cost	864	532	1,727	1,064
Amortization of prior service cost	22	47	45	94
Amortization of net actuarial loss	870	428	1,739	856

Pension expense	$2,311	$1,348	$4,621	$2,696

In addition to providing pension benefits, we have contributory plans that provide certain health care and life insurance benefits to retired employees. The components of postretirement benefit expense consist of the following:

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost	$14	$13	$28	$26
Interest cost	173	169	346	338
Amortization of prior service cost	11	11	22	22
Amortization of net actuarial loss	95	65	190	130

Postretirement expense	$293	$258	$586	$516

I.	The following is a summary of depreciation and amortization expense:

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Depreciation expense	$11,134	$11,467	$22,390	$23,073
Amortization expense:
Intangible assets	3,084	3,729	6,238	7,578
Capitalized software	4,529	3,298	7,913	5,593
Premiums on short-term investments	1,912	1,931	3,606	4,206

Total	$20,659	$20,425	$40,147	$40,450

J.	We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. In addition, for certain purchased products, such as cable modems and hard drives included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Expenses related to unusual product warranty problems and product defects are recorded in the period the problem is identified.

We offer extended warranties on certain products. Revenue from these extended warranty agreements is deferred at the time of the sale and recognized in future periods according to the terms of the warranty agreement. The warranty liability at December 30, 2005 consisted of $13,738 in Accrued liabilities and $27,239 in Other liabilities in the Consolidated Statements of Financial Position.

The following reconciles the beginning warranty liability at July 1, 2005 to the warranty liability at December 30, 2005:

Accrued warranty at July 1, 2005	$45,024
Reductions for payments	(12,382)
Additions for warranties issued during the period	10,264
Other adjustments	(1,929)

Accrued warranty at December 30, 2005	$40,977

K.	U.S. income taxes, net of applicable credits, have been provided on the undistributed earnings of foreign subsidiaries, except in those instances where the earnings are expected to be indefinitely reinvested. Scientific-Atlanta currently intends to indefinitely reinvest approximately $91,000 of undistributed earnings of foreign subsidiaries; however, this amount may be adjusted based on changes in business, economic or other conditions.

At December 30, 2005, approximately $70,000 of such undistributed earnings had been indefinitely reinvested.

L.	We perform annual goodwill impairment tests to identify potential impairment by comparing the fair value of the reporting unit with its net book value, including goodwill. We test for impairment at the operating segment level (subscriber and transmission). Estimates of fair value are determined using discounted cash flows and market comparisons. We perform internal valuation analyses and consider other market information that is publicly available. These analyses use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, determination of appropriate comparables and the determination of whether a premium or discount should be applied to comparables. These estimates and assumptions are reviewed and updated annually based on actual results and future projections. Changes in these estimates and assumptions may result in a determination that goodwill is impaired and could have a significant impact on our operating results.

In addition to our annual impairment test, Scientific-Atlanta continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. The results of our assessments did not result in any determination of an impairment of goodwill during the first six months of fiscal year 2006.

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

O.	In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS No. 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this Statement in the first quarter of fiscal year 2006 did not have a material impact on our results of operations. The application of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for our products, we cannot determine if the adoption of SFAS No. 151 will have a material impact on future results of operations.

In December 2004, the FASB issued SFAS No. 123R, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value effective for public companies for annual periods beginning after June 15, 2005. Scientific-Atlanta adopted SFAS No. 123R in the first quarter of fiscal year 2006, as discussed further in Note C. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows and increased net financing cash flows for the six months ended December 30, 2005 in the amount of $4,163.

The FASB also issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act),” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $80,000, with the respective tax cost ranging from $0 to $1,000. We expect to be in a position to finalize our assessment by March 31, 2006.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales for three months ended December 30, 2005 were $495.2 million, an increase of 12 percent over the comparable period of the prior year. Sales of subscriber products were $372.8 million, up 14 percent over the prior year. The year-over-year increase in sales of subscriber products was due to higher volumes of Explorer® digital set-tops and WebSTAR™ cable modems and a continued mix shift toward higher-end set-top and modem products. Gross margins of 36.1 percent were one percentage point lower than in the prior year. Operating expenses increased $19.1 million over the prior year due primarily to expenses related to the pending acquisition by Cisco and stock compensation expense. Net earnings for the three months of $53.4 million were $5.2 million lower than last year. Earnings generated by the higher sales volume in the three months ended December 30, 2005 as compared to the prior year were more than offset by lower gross margins and higher operating expenses.

In November 2005, we announced an agreement to be acquired by Cisco. On February 2, 2006, the shareholders of the company approved the acquisition at a special meeting of the shareholders. The companies expect the transaction to be consummated in the first calendar quarter of 2006.

FINANCIAL CONDITION AND LIQUIDITY

Scientific-Atlanta had stockholders’ equity of $2.2 billion and cash and cash equivalents of $584.8 million at December 30, 2005. We also had $1.1 billion of short-term investments at December 30, 2005. Cash provided by operating activities for the six months ended December 30, 2005 of $121.4 million included net earnings of $114.2 million. Accounts receivable and inventory increased $26.2 million and $8.4 million, respectively. In addition, accounts payable and accrued liabilities decreased by of $15.2 million and $6.7 million, respectively. The increase in accounts receivable relates to the timing of shipments. The increase in inventory relates to increased demand for cable modems for which shipments were disrupted due to a technical issue that was resolved late in the second quarter, production of new products we expect to begin shipping in the second half of fiscal year 2006, product mix, and reduced forecast visibility. Accrued liabilities decreased primarily due to the payment of fiscal year 2005 incentives on performance based incentive plans.

During the six months ended December 30, 2005, we increased our short-term investments by $17.8 million and acquired property, plant and equipment of $16.7 million. In addition, we acquired the outstanding interest in Scientific-Atlanta Shanghai Limited joint venture from its shareholders for a cash payment of $4.3 million.

The current ratio of Scientific-Atlanta was 6.2:1 at December 30, 2005, up from 5.4:1 at July 1, 2005. At December 30, 2005, we had debt of $6.8 million, primarily on mortgages on facilities we assumed in connection with the acquisition of BarcoNet NV during fiscal year 2002. We believe that funds generated from operations, existing cash and short-term investment balances and our available senior credit facility will be sufficient to support operations.

RESULTS OF OPERATIONS

Sales for the quarter ended December 30, 2005 were $495.2 million, up 12 percent or $53.6 million over the prior year. International sales for the second quarter of fiscal year 2006 were $145.0 million, up 25 percent over the prior year. Year-over-year, international sales were up in all regions.

Sales of subscriber products for the quarter ended December 30, 2005 increased 14 percent from the prior year’s second quarter to $372.8 million. In the second quarter of fiscal year 2006, we sold 1.2 million Explorer digital set-tops as compared to 911 thousand in the prior year. During the second quarter of fiscal year 2006, we also sold 981 thousand WebSTAR™ cable modems, up from 460 thousand in the prior year. Sales of transmission products during the second quarter of fiscal year 2006 totaled $122.4 million, an increase of 7 percent from the prior year.

During the quarter ended December 30, 2005, we sold 556 thousand set-tops with digital video recording capability (DVRs), including 295 thousand units of our standard-definition model and 261 thousand units of our high-definition DVR model. We also sold 125 thousand high-definition set-tops without DVR capability. Together with the high-definition DVRs mentioned previously, we sold 386 thousand high-definition set-tops in the quarter, an increase of more than 27 percent compared to the same quarter last year.

Sales for the six months ended December 30, 2005 were $985.3 million, up 10 percent from $894.3 million in the first six months of the prior year. Sales of subscriber products were $733.6 million, an increase of 11 percent from the prior year. We sold approximately 2.3 million digital set-tops during the six months ended December 30, 2005, an increase from 1.9 million units sold the first 6 months of last year. Of the approximately 2.3 million digital set-tops sold, more than 1.0 million of the digital set-tops included digital video recording capability. This is an increase from approximately 846 thousand shipped during the six months of last year. Sales of transmission products were $251.8 million, an increase of 8 percent compared to the first six months of last year. International sales for the first six months of fiscal year 2006 totaled $279.5 million, up 31 percent compared to the first six months last year. Sales in all international regions increased compared to the first six months of last year.

Gross margin in the second quarter of fiscal year 2006 was 36.1 percent of sales, a decline of 1.0 percentage points from the second quarter of last year. The decline was related primarily to less favorable product mix, expenses related to a cable modem product issue that was resolved during the second quarter, and the expensing of stock options. In addition, lower selling prices in the quarter ended December 30, 2005 as compared to last year continue to pressure gross margin. The impact of the lower sales prices on gross margin continues to be mitigated by a reduction in material and conversion costs compared to last year. The overall average selling price of our digital set-tops decreased approximately 12 percent in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in the combined average selling price of digital set-tops is attributable to the decline in average prices across all individual set-top models compared to the second quarter of last year. Although the price of individual models of digital set-tops may decline in the future, the average selling price of digital set-tops will vary based on the mix of models sold during the period. We continue to focus on cost reductions through product design, procurement and manufacturing.

Gross margin was 36.8 percent of sales for the six months of fiscal year 2006, flat with the first six months of the prior year. Lower selling prices of digital set-tops across most set-top models combined with unfavorable product mix pressured gross margin, but the impacts were offset by a reduction in material and conversion costs together with the leverage of a 10 percent increase in sales compared to the first six months of last year.

Research and development expenses for the three and six months ended December 30, 2005 were $40.4 million and $84.6 million, respectively, up seven percent and 11 percent, respectively, over the comparable periods of the prior year. The primary driver of the year-over-year increases was the incremental hiring related to new set-top and advanced encoder designs. In addition, research and development expenses included stock compensation expense of $1.7 million and $3.5 million for the three and six months ended December 30, 2005, respectively. No such expense was recorded in fiscal year 2005. These increases were offset partially by higher capitalization of software development costs in the three and six months ended December 30, 2005 as compared to the comparable periods of the prior year.

Sales and administrative expenses for the three months ended December 30, 2005 were $64.2 million, up $16.3 million over the comparable period of the prior year. Sales and administrative expenses for the three months ended December 30, 2005 included $6.7 million of stock compensation expense and $6.6 million of expenses related to the pending acquisition by Cisco. Sales and administrative expenses of $121.3 million for the six months ended December 30, 2005 included $13.2 million of stock compensation expense. No such expense was recorded in fiscal year 2005.

Restructuring charges of $0.3 million and $1.2 million for the three and six months ended December 30, 2005, respectively, are primarily for severance and relate to the consolidation of certain facilities in Europe. We do not anticipate recording significant restructuring charges during fiscal year 2006.

Interest income of $12.5 million and $23.2 million for the three and six months ended December 30, 2005, respectively, was up significantly over the comparable periods of the prior year due to both higher average cash and short-term investment balances and higher tax-equivalent yields in fiscal year 2006 as compared to fiscal year 2005. The average tax-equivalent yield was 3.7 percent and 3.5 percent for the three and six months ended December 30, 2005, respectively, compared to 2.3 percent and 2.1 percent for the three and six months ended December 31, 2004, respectively.

Other expense of $3.1 million and $3.0 million for the three and six months ended December 30, 2005, respectively, included a loss of $2.6 million from the other-than-temporary decline in the fair value of an investment in a privately-held company, and losses from the decline in the cash surrender value of life insurance, partnership income, foreign exchange gains, and various other items, none of which was individually significant.

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

Earnings before income taxes of $83.5 million for the three months ended December 30, 2005 were flat compared to the prior year. Higher sales volume and interest income in fiscal year 2006 were offset by lower gross margin, stock compensation expense and expenses related to the pending acquisition by Cisco. Earnings before income taxes of $175.3 million for the six months ended December 30, 2005 were up $7.3 million over the prior year. Higher sales volume, increased capitalization of software development costs and higher interest income in fiscal year 2006 were offset partially by stock compensation expense and expenses related to the pending acquisition by Cisco.

The effective tax rate for the three months ended December 31, 2005 was 36 percent of pre-tax earnings, up from 30 percent in the prior year, due primarily to various discrete items in the quarter, the most significant of which was non-deductible costs associated with the pending acquisition by Cisco.

The effective tax rate for the six months ended December 31, 2005 was 35 percent of pre-tax earnings, up from 32 percent in the prior year, due primarily to the item discussed above. We believe that our effective tax rate will be approximately 34 percent of pre-tax earnings for fiscal year 2006.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $80 million, with the respective tax cost ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by March 31, 2006.

The Act also creates a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010, effective for our fiscal years 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the phase out of ETI to result in an immaterial increase in the effective tax rate for fiscal years 2006 and 2007. The new deduction for domestic production activities is subject to certain limitations and interpretations and, as such, we are not yet in a position to determine the potential impact on the effective tax rate for fiscal year 2006.

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

As a result of adopting SFAS No. 123R on July 2, 2005, the company’s income before income taxes and net income for the six months ended December 30, 2005, were $19.5 million and $12.7 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Stock option compensation expense of $2.8 million, $3.5 million and $13.2 million was included in cost of sales, research and development, and sales and administrative expense, respectively. Basic and diluted earnings per share for the six months ended December 30, 2005 would have been $0.83 and $0.82, respectively, if the company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.74 and $0.74, respectively.

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

The standard terms and conditions under which we ship allow a customer the right to return product for refund only if the product does not conform to product specifications, the non-conforming product is identified by the customer, and the customer rejects the non-conforming product and notifies us within ten days of receipt. If an agreement contains a non-standard right of return, we defer recognizing revenue until the conditions of the agreement are met. From time to time, our agreements include acceptance clauses. If an agreement includes an acceptance clause, revenue is deferred until acceptance is deemed to have occurred.

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

Stock-Based Compensation

Effective July 2, 2005, we adopted SFAS No. 123R’s fair value method using its modified prospective transition method. Under this transition method, compensation cost recognized after adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to July 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows in the amount of $4.2 million for the six months ended December 30, 2005.

As a result of adopting SFAS No. 123R on July 2, 2005, the company’s income before income taxes and net income for the six months ended December 30, 2005, were $19.5 million and $12.7 million lower, respectively, than if the company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the six months ended December 30, 2005 would have been $0.83 and $0.82, respectively, if the company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.74 and $0.74, respectively.

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

Warranty Costs

We offer warranties of various lengths to our customers depending on the specific product and the terms of the agreements with the customer. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our historical and/or projected failure rates and repair costs at the time of sale. We repair products in our manufacturing facilities and also outsource warranty repairs. Historical and/or projected failure rates and repair costs are reviewed and the estimated warranty liability is adjusted, if required, quarterly. Expenses related to an unusual product warranty problem and product defect are recorded in the period the problem is identified. A significant increase in product failure rates, in the costs to repair our products or in the amount of warranty repairs outsourced could have a significant impact on our operating results. For certain purchased products, such as cable modems and hard drives, included in our set-tops, we generally provide the same warranty coverage to our customers as the supplier of the products provides to us. Failure of the supplier to honor its warranty commitment to us could also have a significant impact on our operating results. The warranty liability was $41.0 million and $45.0 million at December 30, 2005 and July 1, 2005, respectively. A rollforward of the warranty liability from July 1, 2005 to December 30, 2005 is included in Note J to the Consolidated Financial Statements in this Form 10-Q.

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

Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The difference between actual results and actuarial assumptions could have a significant impact on our operating results.

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

The FASB also recently issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American

Jobs Creation Act of 2004”. Under the guidance in FSP No. 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. FSP No. 109-2 allows enterprises time beyond the financial reporting period of the enactment of the Act to evaluate the effects of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 due to the lack of clarification of certain provisions within the Act and the timing of the enactment. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount ranging from $0 to $80 million, with the respective tax cost ranging from $0 to $1 million. We expect to be in a position to finalize our assessment by March 31, 2006.

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

* * * * * * * * * * * * * * * * * * * * * * * * * * * *

Any statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements about historical facts are forward-looking statements. Such forward-looking statements are based upon current expectations but involve risks and uncertainties. Investors are referred to the Cautionary Statements and Risk Factors contained in Exhibit 99.1 to this Form 10-Q for a description of the various risks and uncertainties that could cause Scientific-Atlanta’s actual results and experience to differ materially from the anticipated results or other expectations expressed in Scientific-Atlanta’s forward- looking statements. Such Exhibit 99.1 is hereby incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Scientific-Atlanta, the Scientific-Atlanta logo, Explorer and PowerVu, are registered trademarks of Scientific-Atlanta, Inc. WebSTAR, 8000 and MCP-100 are trademarks of Scientific-Atlanta, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

(Amounts in thousands)

We are exposed to market risks from changes in foreign exchange rates and have a process to monitor and manage these risks. Scientific-Atlanta enters into foreign exchange forward contracts to hedge certain forecasted transactions, firm commitments, and assets denominated in currencies other than the U.S. dollar. These contracts are primarily used to hedge transactions with certain subsidiaries whose transactional currency is other than the U.S. dollar; whose inflow of local currency is insufficient to meet operating expenses denominated in local currency; or trade receivables denominated in a currency other than the subsidiary’s functional currency. The contracts, which qualify as cash flow or fair value hedges, are designated as hedging instruments at inception, are for periods consistent with the exposure being hedged and generally have maturities of one year or less. Contracts are recorded at fair value. Changes in the fair value of derivatives are recorded in other comprehensive income until the underlying transaction affects earnings for cash flow hedges and other (income) expense, net for fair value hedges.

The effectiveness of the hedge is based on a high correlation between the changes in its value and the value of the underlying hedged item. Any ineffectiveness is recorded through earnings. We recorded charges of $36 and $22 for ineffectiveness in the first six months of fiscal years 2006 and 2005, respectively.

Our foreign exchange forward contracts do not significantly subject our results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset losses and gains on the exposure being hedged.

Foreign exchange forward contracts at December 30, 2005 were as follows:

	Cash Flow Hedges		Fair Value Hedges
	Canadian Dollars	Mexican Pesos	Canadian Dollars	Euros	Australian Dollars
Notional amount of foreign exchange forward buy (sales) contracts	8,500	31,000	(2,800)	(12,291)	(1,580)
Average contract amount (Foreign currency/United States dollar)	1.19	10.76	1.23	0.84	1.37

At December 30, 2005, we had an unrealized gain of $33, net of tax of $22, related to cash flow hedges, which was included in Accumulated other comprehensive income. Scientific-Atlanta has no derivative exposure beyond the first quarter of fiscal year 2007.

Unrealized gains and losses on foreign exchange forward contracts which are accounted for as fair value hedges or which do not meet the criteria for hedge accounting are recognized in Other income. During the six months ended December 30, 2005 and December 31, 2004, we recorded losses of $595 and $667, respectively, related to these contracts.

We also have market risks associated with the volatility of our investments in privately-held companies, which consist primarily of securities of emerging technology companies. These investments are carried at cost and are evaluated periodically to determine if declines in fair value are other-than-temporary. Declines in value judged to be other-than-temporary are included in Other income. We recorded losses of $2,591 and $692 in the first six months of fiscal years 2006 and 2005, respectively. Investments in privately-held companies of $288 and $3,129 were included in Other assets in the Consolidated Statements of Financial Position at December 30, 2005 and July 1, 2005, respectively.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in Scientific-Atlanta’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, Scientific-Atlanta’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings Regarding the Merger

As previously reported in our Definitive Proxy Statement filed on January 3, 2006, we were named a defendant in a purported shareholder class action complaint, captioned Fadem v. Scientific-Atlanta, Inc. et al., filed in the Superior Court of Fulton County of the State of Georgia on November 22, 2005. On November 23, 2005, we were named a defendant in a second purported shareholder class action complaint, captioned Barone v. Scientific-Atlanta, Inc. et al., also filed in the Superior Court of Fulton County of the State of Georgia. The two actions have been consolidated under the case style In re Scientific-Atlanta, Inc. Shareholder Litigation, Case No. 2005-CV-109014, and the court has permitted the plaintiffs in the Fadem action to dismiss Mr. Fadem as a party-plaintiff and to add the Plumbers and Pipefitters Local 572 Pension Fund as a party-plaintiff. The two complaints generally allege that our directors and officers breached fiduciary duties owed to our shareholders in connection with the merger. On or about December 14, 2005, our litigation counsel received a letter from plaintiffs’ counsel in the Fadem action that also purported to identify areas of concern regarding our disclosures in the Definitive Proxy Statement. We believe that our disclosures are complete and that the claims are without merit. On January 12, 2006, a hearing was held to consider the plaintiffs’ motion for expedited discovery and our motion for a protective order staying all discovery. The court denied the plaintiffs’ motion and granted our motion for protective order. The court also stated that it would deny a motion by plaintiffs for injunctive relief.

Adelphia and Charter Matters

As previously reported in our 2005 Form 10-K, Adelphia Communications Corporation (Adelphia) is one of Scientific-Atlanta’s customers. Adelphia and several members of its former management are the subjects of civil and/or criminal charges brought by the SEC and the U.S. Department of Justice (DOJ); two of Adelphia’s former senior executives were found guilty of criminal charges. One aspect of the charges concerns Adelphia’s marketing support agreement with Scientific-Atlanta in 2000 and 2001 and the manner in which Adelphia accounted for such arrangements. Adelphia has agreed to a settlement with the SEC and the DOJ.

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

The SEC and the DOJ have been examining the conduct of Scientific-Atlanta and certain officers and employees with respect to the Adelphia and Charter agreements. Scientific-Atlanta’s financial statements and statements to its own investors are not at issue. As previously disclosed, Scientific-Atlanta has reached a tentative settlement with representatives of the staff of the SEC’s Enforcement Division in connection with its investigation, which is subject to approval by the SEC. Under the proposed settlement, Scientific-Atlanta would agree, without admitting or denying the allegations, to the entry of a court order that would enjoin any violations of certain reporting provisions of the federal securities laws and to pay $20 million.

In connection with this investigation, Scientific-Atlanta’s Senior Vice President, Finance and Operations, Wallace Haislip, and Senior Vice President, Chief Financial Officer and Treasurer, Julian Eidson, are engaged in settlement discussions with the SEC staff concerning a non-fraud administrative cease and desist order, subject to approval by the SEC Commissioners. The individuals will continue to work for Scientific-Atlanta.

Scientific-Atlanta continues to cooperate with the DOJ with respect to its investigation. There can be no assurance as to the final outcome of these investigations and their effects on Scientific-Atlanta.

Personalized Media Communications Proceeding

As previously reported in our 2005 Form 10-K, on March 28, 2002, Personalized Media Communications, LLC (PMC) filed a patent infringement action against Scientific-Atlanta in the U.S. District Court for the Northern District of Georgia. PMC seeks an injunction and unspecified monetary damages. On August 5, 2002, we filed a motion to join Gemstar TV Guide International, Inc. (which, along with its affiliated entities, is referred to hereafter as “Gemstar”). The court granted that motion, and Gemstar was added to the case. A Markman hearing was held in February 2004. Scientific-Atlanta entered into a settlement agreement with Gemstar on June 1, 2005. On June 6, 2005, the court entered its Markman Order, and Gemstar filed a Stipulation of Dismissal informing the court of the settlement and asking the court to dismiss Gemstar’s claims against Scientific-Atlanta. All of the claims asserted by PMC are in re-examination before the U.S. Patent Office. On February 6, 2006, the court issued a stay in this case and administratively closed the case until the U.S. Patent Office completes the reexamination of PMC’s patents.

Item 2. Changes in Securities and Use of Proceeds.

During the first six months of fiscal year 2006, no purchases of our common stock were made by or on behalf of Scientific-Atlanta. In February 2003, we announced a program to buy back up to 10,000,000 shares of our common stock. As of December 30, 2005, there were 7,604,700 shares available that may yet be purchased under the February 2003 stock repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of shareholders through the solicitation of proxies:

(a)	The matters described below were submitted to a vote of shareholders at the Annual Meeting of Shareholders held on November 3, 2005.

(i)	Election of directors:

	Votes for	Withhold Authority
David W. Dorman	128,005,499	2,640,982
William E. Kassling	126,941,375	3,705,106
Mylle H. Mangum	120,086,798	10,559,683

Marion H. Antonini, James I. Cash, Jr., James H. McDonald, Terrence F. McGuirk, David J. McLaughlin, James V. Napier and Sam Nunn continue as directors.

(ii)	Ratification of the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006:

For	Against	Abstain
129,315,307	202,426	1,128,748

(iii)	Proposal to re-approve the Senior Officer Annual Incentive Plan:

For	Against	Abstain
126,282,253	2,942,929	1,421,299

(iv)	Proposal to adopt the 2005 Director Equity Plan for Non-Employee Directors:

For	Against	Abstain
82,655,858	22,944,597	1,515,386

(b)	In addition after the period covered by this report, on February 2, 2006, a special meeting of the shareholders was held to consider and vote upon the approval of the Agreement and Plan of Merger, dated November 18, 2005, by and among Cisco Systems, Inc., a California corporation, Columbus Acquisition Corp., a Georgia corporation and wholly owned subsidiary of Cisco, and Scientific-Atlanta.

For	Against	Abstain
105,379,011	1,395,517	1,226,515

Item 6. Exhibits.

Exhibit No.	Description
10.1	Senior Officer Annual Incentive Plan (filed as Appendix A to the Company’s Schedule 14A dated September 27, 2005 (Commission File No. 1-5517), and incorporated herein by reference).

10.2	2005 Equity Plan for Non-Employee Directors (filed as Appendix B to the Company’s Schedule 14A dated September 27, 2005 (Commission File No. 1-5517), and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Cautionary Statements and Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC-ATLANTA, INC.
(Registrant)

Date: February 8, 2006	By:	/s/ Julian W. Eidson
Julian W. Eidson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and duly
authorized signatory of the Registrant)